Form 10-Q
period 1998-06-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 1998-08-10
CIK 1060390

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


                        Commission file number: 0-24091


                    TWEETER HOME ENTERTAINMENT GROUP, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                           04-3417513
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

40 Hudson Road
Canton, MA  02021
(Address of principal executive offices including zip code)

                                  781-830-3000
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No  X
                                                   ---
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Class                                  Outstanding at August 10, 1998

Common Stock, $.01 par value                    6,082,690

                     Tweeter Home Entertainment Group, Inc.

                                      Index

Part I.  FINANCIAL INFORMATION

         Item 1   Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1998 and September 30, 1997........................ 4

                  Consolidated Statements of Operations
                  For the Three and Nine Month Periods
                  Ended June 30, 1998 and 1997................................ 5

                  Consolidated Statements of Stockholders'
                  Equity (Deficit) for the Nine Month Period
                  Ended June 30, 1998......................................... 6

                  Condensed Consolidated Statements of Cash Flows
                  For the Nine Months Ended June 30, 1998 and 1997 ........... 7

                  Notes to Condensed Consolidated Financial Statements........ 8

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............... 9

Part II. OTHER INFORMATION    ................................................11

         Item 2   Report of Offering of Securities and
                  Use of Proceeds Therefrom...................................10

         Exhibit Index........................................................11

SIGNATURE PAGE      ..........................................................12

                 TWEETER HOME ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED BALANCE SHEETS


                                                                              June 30,              September 30,
ASSETS                                                                          1998                    1997
                                                                            -----------             ------------
                                                                             Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 1,271,528              $ 1,156,837
  Accounts receivable, net of allowance for doubtful
     accounts of $564,000 and $631,000                                        6,211,069                5,472,779
  Inventory                                                                  36,391,887               31,160,043
  Deferred tax asset                                                          1,276,020                1,220,481
  Prepaid expenses and other current assets                                     287,045                  822,904
                                                                            -----------              -----------
          Total current assets                                               45,437,549               39,833,044

PROPERTY AND EQUIPMENT - Net                                                 22,442,427               17,967,504
DEFERRED TAX ASSET                                                              108,605                   59,397
OTHER ASSETS - Net                                                            1,308,128                  331,870
GOODWILL - Net                                                               20,097,835               20,496,115
                                                                            -----------              -----------
          TOTAL                                                             $89,394,544              $78,687,930
                                                                            ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                         $   400,000              $   400,000
  Amount due to bank                                                          3,480,326                4,948,702
  Accounts payable                                                            7,927,791               11,456,967
  Accrued expenses                                                           13,613,703                8,392,505
  Customer deposits                                                           1,419,314                1,255,024
  Deferred warranty                                                           1,209,342                1,509,481
                                                                            -----------              -----------
          Total current liabilities                                          28,050,476               27,962,679
                                                                            -----------              -----------
LONG-TERM DEBT:
  Note payable to bank                                                       21,500,000               14,500,000
  Subordinated debt                                                          16,074,617               16,387,816
                                                                            -----------              -----------
          Total long-term debt                                               37,574,617               30,887,816
                                                                            -----------              -----------
OTHER LONG-TERM LIABILITIES:
  Rent related accruals                                                       2,797,636                2,421,082
  Deferred warranty                                                           1,311,487                2,175,577
  Other long-term liabilities                                                   221,760                  318,780
                                                                            -----------              -----------
               Total other long-term liabilities                              4,330,883                4,915,439
               Total liabilities                                             69,955,976               63,765,934
                                                                            -----------              -----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
  Series A Convertible Preferred Stock, .01 par value; authorized:
    4,000,000 shares; 1,700,136 shares issued and outstanding in
    1998 and 1997 (liquidation  preference, $14,949,801)                     14,949,801               13,399,386

  Series B Convertible Preferred Stock, no par value; authorized:
    4,000,000 shares; 866,425 shares issued and outstanding in
    1998 and 1997 (liquidation preference, $8,016,261)                        8,016,261                7,191,221
                                                                            -----------              -----------
          Total:                                                             22,966,062               20,590,607
                                                                            -----------              -----------
Stockholders Equity (deficit)
  Common stock, .01 par value; authorized:  30,000,000
    shares;  2,755,202 shares issued in 1998 and 1997                            27,552                   27,552
  Additional paid-in capital                                                 (2,732,300)              (2,732,300)
  Retained earnings (deficit)                                                   758,771               (1,382,346)
  Note receivable from officer                                                  (31,500)                 (31,500)
                                                                            -----------              -----------
          Total:                                                             (1,977,477)              (4,118,594)
  Less treasury stock: 1,698,929 shares at cost                              (1,550,017)              (1,550,017)
                                                                            -----------              -----------
          Total stockholders' equity (deficit):                              (3,527,494)              (5,668,611)
                                                                            -----------              -----------
          TOTAL                                                             $89,394,544              $78,687,930
                                                                            ===========              ===========

            See notes to condensed consolidated financial statements

                    TWEETER HOME ENTERTAINMENT GROUP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                              Three Months Ended                          Nine Months Ended
                                                   June 30,                                   June 30,
                                       ---------------------------------        ----------------------------------

                                           1998               1997                  1998                  1997
                                           ----               ----                  ----                  ----
Total revenue                          $ 49,675,691        $ 28,211,492        $ 178,805,403         $ 88,794,340
Cost of sales                           (32,256,264)        (18,552,435)        (116,536,620)         (57,732,904)
                                       ------------        ------------        -------------         ------------
Gross profit                             17,419,427           9,659,057           62,268,783           31,061,436
Selling expenses                         13,379,069           8,159,847           43,586,722           22,957,272
Corporate, general and
   administrative expenses                2,733,932           2,069,263            8,121,283            5,862,165
Amortization of goodwill                    221,301             121,971              677,214              241,533
                                       ------------        ------------        -------------         ------------
Income (loss) from operations             1,085,125            (692,024)           9,883,564            2,000,466
Interest expense                            745,498             472,899            2,355,944              986,019
                                       ------------        ------------        -------------         ------------
Income (loss) before income taxes           339,627          (1,164,923)           7,527,620            1,014,447
Income tax expense (benefit)                135,850            (467,337)           3,011,048              409,000
                                       ------------        ------------        -------------         ------------
NET INCOME (LOSS)                      $    203,777        $   (697,586)       $   4,516,572         $    605,447
                                       ============        ============        =============         ============

Accretion of preferred stock                791,815             536,054            2,375,455            1,437,315
                                       ------------        ------------        -------------         ------------
Net income (loss) available to
   common shareholders                     (588,038)         (1,233,640)           2,141,117             (831,868)
                                       ============        ============        =============         ============
Basic earnings (loss) per share        $      (0.35)       $      (0.74)       $        1.28         $      (0.50)
                                       ============        ============        =============         ============
Weighted average shares
   outstanding                            1,672,507           1,672,507            1,672,507            1,672,507
                                       ============        ============        =============         ============
Diluted earnings (loss) per
   share                               $      (0.35)       $      (0.74)       $        0.96         $      (0.50)
                                       ============        ============        =============         ============

Weighted average shares                   1,672,507           1,672,507            4,694,321            1,672,507
   outstanding                         ============        ============        =============         ============


                 See notes to condensed consolidated financial statements

\

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  (Unaudited)


                                                                                                                         Total
                                   Common Stock     Additional     Retained       Note                                Stockholders'
                              --------------------    Paid-in      Earnings     Receivable        Treasury Stock         Equity
                                 Shares    Amount     Capital      (Deficit)    from Officer    Shares    Amount       (Deficit)
                              ----------  --------  -----------    ----------   -----------   ---------- -----------  -------------
Balance, September 30, 1997   2,755,202   $27,552   $(2,732,300)  $(1,382,346)   $(31,500)     1,698,929 $(1,550,017)  $(5,668,611)


 Accretion of Series A
  Convertible Preferred
  Stock                                                            (1,550,415)                                          (1,550,415)


 Accretion of Series B
  Convertible Preferred
  Stock                                                              (825,040)                                            (825,040)

 Net Income                                                         4,516,572                                            4,516,572
                              ---------   --------  -----------    ----------     -------     ---------  -----------   -----------
Balance, June 30, 1998        2,755,202   $ 27,552  $(2,732,300)   $  758,771   $(31,500)     1,698,929  $(1,550,017)  $(3,527,494)
                              =========   ========  ===========    ==========   =========     =========  ===========   ===========



            See notes to condensed consolidated financial statements

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine Months Ended June 30,
                                                                 --------------------------------

                                                                    1998                 1997
                                                                 ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $ 4,516,572         $    605,447
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                                     2,878,919            1,853,606
  Gain on disposal of equipment                                      (13,350)                  --
 Deferred income tax provision (benefit)                            (104,747)              58,683
 Changes in operating assets and liabilities,
  net of effects from acquisition of business:
   Increase in accounts receivable                                 (738,290)          (1,957,377)
   Increase  in inventory                                        (5,231,844)          (2,883,241)
   (Increase) decrease in prepaid expenses
     and other current assets                                       (797,140)             677,637
   Increase (decrease) in accounts payable and accrued expenses    1,692,022           (2,517,327)
   Increase (decrease)in customer deposits                           164,290             (188,073)
   Increase in deferred rent                                         376,554              242,403
   Decrease in deferred warranty                                  (1,164,229)            (367,709)
   Decrease in other liabilities                                     (97,020)                  --
                                                                 -----------         ------------
      Net cash provided by (used in) operating activities          1,481,737           (4,475,951)
                                                                 -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (6,612,020)          (2,315,390)
  Proceeds from sale of property and equipment                        13,350                   --
  Acquisition of business                                                 --          (19,539,800)
                                                                 -----------         ------------
      Net cash used in investing activities                       (6,598,670)         (21,855,190)
                                                                 -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Amount due to bank                                              (1,468,376)           4,322,067
  Proceeds from long-term borrowings, net of debt issue costs      7,000,000           15,868,130
  Payments of subordinated debt                                     (300,000)             (33,333)
  Issuance of Series B Preferred Stock                                                  6,837,386
                                                                 -----------         ------------
      Net cash provided by financing activities                    5,231,624           26,994,250
                                                                 -----------         ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                114,691              663,109

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       1,156,837              438,607
                                                                 -----------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 1,271,528         $  1,101,716
                                                                 ===========         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                       $ 2,699,274         $  1,008,302
                                                                 ===========         ============
  Taxes                                                          $ 2,629,985         $    358,000
                                                                 ===========         ============


                See notes to consolidated financial statements

                     Tweeter Home Entertainment Group, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The unaudited, condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (the "Company"), included herein, should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1 on June 28, 1998.

2.       Accounting Policies

         The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the nine month period ended June
         30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. The Company typically records its highest revenue and earnings in the first fiscal quarter.

3.       Earnings per Share

         Net income per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

4.       New Accounting Pronouncements:

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" has recently been issued. The Company does not expect that the implementation of this SFAS will have a material effect on the consolidated financial or results of operations. This SFAS will become effective for the Company for the year ending September 30, 2000.


5.       Recent Events

         On July 16, 1998, the Company completed an Initial Public Offering of 2,710,000 shares of common stock. The Company sold 2,200,000 shares and 510,000 shares were sold by existing shareholders. Net proceeds received by the Company were $33,193,000 (before deducting estimated offering expenses). In addition, the Company has granted the Underwriters a 30 day option to purchase up to 406,500 shares to cover over-allotments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is a specialty retailer of mid to high-end audio and video consumer electronics products. The Company operates 51 stores under the Tweeter, Bryn Mawr Stereo and Video and HiFi Buys names.

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1998 were $49.7 million, an increase of 76.2% from $28.2 million in the same period last year. These numbers reflect the addition of the HiFi Buys stores as of June 1, 1997. Comparable store sales (including HiFi Buys for the entire quarter) increased 18%. The increase was mainly comprised of $11.2 million from the HiFi Buys Acquisition, $3.3 million from new stores, and $6.2 million comparable store sales growth. Sales for the nine months ended June 30, 1998 were $178.8 million compared to $88.8 million for the nine months ended June 30, 1997, an increase of 101.4%. Comparable store sales for the nine months ended June 30, 1998 increased 11.7%. The increase was mainly comprised of $57.3 million from the HiFi Buys Acquisition, $11.2 million from new stores, and $19.7 million comparable store sales growth.

The gross profit margin for the quarter ended June 30, 1998 was 35.1% compared to 34.2% for the quarter ended June 30, 1997. The increase in margin is primarily due to the increase in audio products sold as a percentage of total merchandise. For the nine months ended June 30, 1998, gross profit margin decreased to 34.8% from 35.0% for the nine months ended June 30, 1997, primarily due to the impact of the HiFi Buys acquisition.

Selling expenses for the quarter ended June 30, 1998 decreased to 26.9% as a percentage of total revenue compared to 28.9% for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, selling expenses were 24.4% as compared to 25.9% for the nine months ended June 30, 1997.

Corporate, general and administrative expenses for the quarter decreased to 5.5% as a percentage of total revenue compared to 7.3% for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, corporate, general and administrative expenses decreased to 4.5% from 6.6% for the nine months ended June 30, 1997. The improvement in selling expenses and corporate, general and administrative expenses as a percentage of total revenue is a result of the Company exceeding its sales plan and achieving its operating model for the period.

Amortization of goodwill increased by $99,000 or 81.4% to $221,000 for the three months ended June 30, 1998 compared to $122,000 for the three months ended June 30, 1997. This increase is attributable to the additional goodwill recorded in connection with the HiFi Buys Acquisition. Amortization of goodwill increased to $677,000 for the nine months ended June 30, 1998 from $242,000 for the nine months ended June 30, 1997. This increase is attributable to the additional goodwill recorded in connection with the HiFi Buys Acquisition.

Interest expense increased by $272,000 or 57.6% to $745,000 for the three months ended June 30, 1998 compared to $473,000 for the three months ended June 30, 1997 due primarily to the increased debt incurred to fund the HiFi Buys Acquisition. Interest expense increased to $2.4 million for the nine months ended June 30, 1998 from $1.0 million for the nine months ended June 30, 1997 due primarily to the increased debt incurred to fund the HiFi Buys Acquisition.

The effective tax rate for all periods presented was consistent at 40%.

Net income for the third quarter of fiscal 1998 was $204,000 or .4%, compared to a loss of ($698,000) or (2.5%) in the same period last year. Net income for the nine months ended June 30, 1998 was $4.5 million compared to $.6 million for the same period last year, an increase of 646%.

On June 1, 1998, the Company opened its fifty-first store in Deptford, NJ. The 8,000 square foot facility includes a two bay mobile installation center and is operating under the Bryn Mawr Stereo & Video name.

The Company's operations, in common with other retailers, are subject to seasonal influences. Historically, the Company has realized more of its revenue and net earnings in the first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since certain selling expenses and administrative expenses are relatively fixed during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,481,737 for the nine-month period ending June 30, 1998. This compares to net cash used by operating activities of $4,475,951 for the nine-month period ended June 30, 1997. Cash provided by operations in 1998 was primarily the result of $4.5 million in Net Income and adjustments due to depreciation and amortization of $2.9 million, offset by an increase in inventory of $5.2 million and a $1.2 million decrease in deferred warranties, as well as minor changes in other operating accounts.

At June 30, 1998, working capital was $17.4 million, compared to $9.2 million for the period ended June 30, 1997. The ratio of current assets to current liabilities was 1.62 to 1 at June 30, 1998 and 1.34 to 1 at June 30, 1997.

EBIT for the nine-month period ending June 30, 1998 was $9,883,564, compared to $2,000,466 for the same period last year, representing EBIT growth of 394%. This resulted from the addition and acquisition of new stores and increased performance in existing stores.

Capital expenditures for fiscal 1998 to date were $6,612,020, primarily used for the building of new stores, the remodeling and re-siting of existing stores and approximately $900,000 booked to date for the improvements made to the new HiFi Buys warehouse. Additionally, during the month of June, the Company purchased a new corporate headquarters in Canton Massachusetts for an approximate purchase price of $4,000,000.

The Company had available at quarter end a $24,000,000 credit facility with the bank, of which $21.5 million was outstanding. This facility has been refinanced by a new credit facility described in "Recent Events" below.

The Company believes that cash expected to be generated from operations and available borrowings under the Credit Facility will be sufficient to finance its working capital and capital expenditure requirements, exclusive of acquisitions, for at least the next 12 months.

FORWARD-LOOKING STATEMENTS:

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those relating to Company growth and acquisitions, dependence on key personnel, the need for additional financings, competition and seasonal fluctuations, and those referred to in the Company's Registration Statement on Form S-1 (Reg. No. 333-51015), that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

YEAR 2000

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information.

The Company believes that it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company expects to complete the testing process of all significant applications by Mid 1999.

In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ from those plans.

RECENT EVENTS

On July 16, 1998, the Company completed an initial public offering of 2,710,000 shares of common stock. The Company sold 2,200,000 shares and 510,000 shares were sold by existing shareholders. Net proceeds received by the Company were $33,193,000 (before deducting estimated offering expenses). In addition, the Company has granted the Underwriters a 30 day option to purchase up to 406,500 shares to cover over-allotments.

The proceeds were used (after deducting estimated offering expense) to repay $14.1 million in outstanding indebtedness under its existing Credit Agreement with BankBoston, N.A. and to repay $17.8 million in outstanding indebtedness under various Subordinated Promissory Notes.

Also, on July 20, 1998, the Company entered into a new credit agreement with its lender which increased the credit facility to $30,000,000. This new facility has a three-year term and is secured by assets of the Company (including pledges of stock in certain affiliates). At the Company's election, interest accrues on borrowing at either (i) the higher of BankBoston's Base Rate or the Federal Funds rate plus 0.50% or (ii) the London InterBank Offered Rate ("LIBOR") plus an applicable margin varying from 100 to 175 basis points. Interest, but not principal, is payable during the term of the loan. The credit agreement contains various financial covenants, including a maximum ratio of debt to EBITDA (as defined therein), cash flow and interest coverage tests, and a minimum net worth test, and also provides for limitations on other indebtedness, liens, capital expenditures, mergers, payment of dividends, and certain other matters.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings.

ITEM 2.  REPORT OF OFFERING OF SECURITIES AND USE OF PROCEEDS THEREFROM.

         On July 15, 1998, the Company's Registration Statement on Form S-1 (File No. 333-51015) was declared effective. This Registration Statement relates to the Company's initial public offering, on July 16, 1998 of 2,710,000 shares of its Common Stock (the "Offering"). The Company has granted the underwriters a 30-day option, beginning July 15, 1998, to acquire up to 406,500 shares from the Company at the initial public offering price. As of August 10, 1998, such option has not yet been exercised. The Offering has not been terminated.

         The managing Offering underwriters (who also act as representatives of the other Offering underwriters) are BT Alex. Brown, PaineWebber Incorporated and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. The following table reflects the shares registered and sold by the Company and selling stockholders in connection with the Offering to date:


                                                      Number of Shares   Aggregate Price
                Number of Shares   Aggregate Price    Sold in Offering   of Shares Sold
                 Registered(1)     of Shares Offered      to Date            to Date
                ----------------  ------------------  ----------------   ---------------

For Account
 of Company       2,606,500          44,310,500          2,200,000         37,400,000

For Account
 of Selling
 Shareholders       510,000           8,670,000            510,000          8,670,000
                  ---------         -----------          ---------        -----------
   Total          3,116,500         $52,980,500          2,710,000        $46,070,000


---------
(1) Included within the number of shares registered are 406,500 shares which the underwriters may purchase from the Company pursuant to the exercise of an option to cover over-allotments as described above.

         Through August 10, 1998, total underwriting discounts in the Offering were $3,224,900 (based on 2,710,000 shares sold with an underwriting discount of $1.19 per share). No other fees were paid to the underwriters in connection with the Offering. The Company estimates that its aggregate expenses (excluding underwriting discounts) incurred in connection with the Offering through August 10, 1998 (including legal, accounting and other professional fees, printing expenses and NASDAQ fees) are approximately $2.85 million. No such payments were made to directors or officers of the Company or their associates, or to persons owning ten (10) percent or more of any class of equity securities of the Company or to affiliates of the Company, except that the Company notes that Kitt Sawitsky and Daniel R. Avery, Secretary and Assistant Secretary, respectively, of the Company, are directors and shareholders of Goulston & Storrs, P.C., which firm is counsel to the Company (including with respect to the Offering) and which firm's fees are included within such total amount of expenses. After deducting such total estimated expenses (and underwriting discounts), the net offering proceeds to the Company from the Offering, through August 10, 1998, were $31,932,000.

         The Company has used these net proceeds to repay (i) approximately $14.1 million in outstanding indebtedness under its existing Credit Agreement with BankBoston, N.A.; (ii) approximately $15.1 million in outstanding indebtedness under the Senior Subordinated Promissory Notes dated May 30, 1997 issued in connection with the HiFi Buys Acquisition; (iii) approximately $1.9 million in outstanding indebtedness under the Senior Subordinated Note dated November 28, 1995 issued in connection with a recapitalization pursuant to which the Company repurchased common stock from certain of its stockholders which amount includes a one-time payment of approximately $820,000 which became due to these stockholders upon the consummation of the Offering; and (iv) approximately $771,000 to repay outstanding indebtedness under the Subordinated Note dated June 1, 1997 issued in connection with the HiFi Buys acquisition.

         No such payments were made to directors or officers of the Company, or to persons owning ten (10) percent of or more of any class of equity securities of the Company or to any affiliate of the Company, except that the Company notes that PNC Capital Corp was repaid approximately $5.0 million on account of its Promissory Note as described in the foregoing clause (ii). PNC beneficially owned 11.2% of the Company's common stock, calculated as described in the Company's Registration Statement, immediately prior to the Offering.

         The total expenses estimated to be incurred by the Company in connection with the Offering, as described above, have increased since the estimate thereof in the Company's Registration Statement. Such increase is attributable primarily to the incurring of additional accounting, legal and printing fees needed to consummate the Offering and which were in excess of the fees originally estimated by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit Index

             The Exhibit Index is attached hereto.

         (b) Reports on Form 8-K.

No reports have been filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Tweeter Home Entertainment Group, Inc.


August 10, 1998                 By: /s/ Joseph McGuire
----------------                    ---------------------------------
Date                                Joseph McGuire, Chief Financial Officer

                     Tweeter Home Entertainment Group, Inc.
               Report on Form 10-Q For Quarter Ended June 30, 1998


                                  Exhibit Index

EXHIBIT                           DESCRIPTION
NUMBER

 3.1 Amended and Restated Certificate of the Incorporation of the Company as filed with the Secretary of State of Delaware on July 21, 1998.

 3.2 Certificate of Designation relating to Preferred Stock under Shareholders' Rights Agreement as filed with the Secretary of State of Delaware on July 21, 1998.

 4.1      Shareholders' Rights Agreement effective as of July 21, 1998.

10.1 Amended and Restated Credit Agreement dated as of July 20, 1998, by and among BankBoston, N.A. (the "Bank"), the Company and its subsidiaries.

10.2 $30,000,000 Revolving Credit Note, dated July 20, 1998, executed by New England Audio Co., Inc. ("NEA") and NEA Delaware, Inc. ("NEAD"), subsidiaries of the Company.

10.3 Tweeter Trust Subordination Agreement dated as of July 20, 1998, between the Bank, NEA, NEAD and Tweeter Home Entertainment Group Financing Company Trust ("Finco"), a subsidiary of the Company.

10.4 Amended and Restated Security Agreement dated as of July 20, 1998, between the Bank, NEA and NEAD.

10.5 Tweeter Security Agreement dated as of July 20, 1998, between the Bank, the Company and Finco.

10.6 Amended and Restated Stock Pledge Agreement dated as of July 20, 1998, between the Bank and NEA.

10.7 Tweeter Stock Pledge Agreement dated as of July 20, 1998, between the Bank and the Company.

27 Financial Data Schedule (filed electronically with the Commission only).