Form 10-K
period 1998-09-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 1998-12-28
CIK 1060390

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24091

                     TWEETER HOME ENTERTAINMENT GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                             04-3417513
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
      OF INCORPORATION)                                    IDENTIFICATION NO.)


                                10 PEQUOT WAY
                               CANTON, MA 02021
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (781) 830-3000
             (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 18, 1998 there were outstanding 6,292,512 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant, based upon the last sales price for such stock on that date as reported by The Nasdaq Stock Market, was approximately $158,166,544.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on January 26, 1999 are incorporated by reference into
Part III.

================================================================================

                                     PART I

     The "Company" and "Tweeter," as used in this Annual Report on Form 10-K, refer to Tweeter Home Entertainment Group, Inc.

     This Annual Report on Form 10-K contains certain statements, including without limitation statements containing the words "expects," "anticipates," "believes," and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those related to Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those items discussed in the section of Item 1 entitled "Risk Factors", that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

ITEM 1.  BUSINESS

GENERAL

     The Company is a leading specialty retailer of mid to high-end audio and video consumer electronics products. The Company operates 52 stores, as a single business segment, under the Tweeter, Bryn Mawr, and HiFi Buys names in New England, the Mid-Atlantic and Atlanta, Georgia markets, respectively. The Company operates in a single business segment of retailing audio and video consumer electronic products. The Company's stores feature an extensive selection of home and car audio systems and components, portable audio equipment, and home video products including large screen televisions, DVD players, digital satellite systems, video cassette recorders and camcorders. The Company differentiates itself by focusing on consumers who seek audio and video products with advanced features, functionality and performance, and does not offer consumer electronics products such as personal computers or home office equipment. The stores display products in an inviting retail environment averaging 10,000 square feet and are staffed with attentive, knowledgeable sales personnel. The Company seeks to build customer loyalty by combining a high level of service with competitive prices backed by its patented Automatic Price Protection program. The Company has been recognized by Audio Video International Magazine as the "Consumer Electronics Retailer of the Year" in 1996 and 1997, and was named the fastest growing consumer electronics retailer by the TWICE Consumer Electronics Retail Registry in 1998.

     The Company opened its first store in 1972 in Boston under the Tweeter name and over the next two decades grew exclusively through new store openings in New England, expanding to 18 stores by 1995. In 1995, the Company adopted an aggressive growth strategy (i) to open new stores in current regional markets and relocate certain stores to more favorable sites and (ii) to selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired company to its core operating model and leveraging distribution, marketing and corporate infrastructure. The Company completed the Bryn Mawr Acquisition in May 1996 and the HiFi Buys Acquisition in May 1997.

     The Company's business is subject to seasonal variations. Historically, the Company has realized a significant portion of its total revenue and net income for the year during the first quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have a material adverse effect on financial condition and results of operations. The Company's quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

BUSINESS STRATEGY

     The Company's goal is to become the leading specialty retailer of high-quality audio and video products. The key elements of the Company's business strategy are as follows:

     Extensive Selection of Mid to High-End Audio and Video Products. The Company concentrates on mid to high-end audio and video consumer electronics products. This focus differentiates it from larger format superstores and mass merchandisers, which offer a broad array of consumer electronic and non-electronic products with a higher emphasis on products priced at introductory price levels. The Company's emphasis on higher-end products positions it attractively to manufacturers seeking to sell limited distribution products as part of their distribution strategy. Limited distribution products accounted for 40% of product sales for the Company in fiscal 1998. As a result of its higher-end focus, a historical early adopter customer base and its extensively trained sales force, the Company is often among the earliest retailers to offer new technology products on behalf of manufacturers. In addition, the Company believes that its focused product offering allows for higher gross margin opportunities, appeals to a more service-conscious consumer and results in enhanced brand awareness of its regional names to its targeted customer group.

     Exceptional Customer Service. The Company believes that the quality and knowledge of its sales associates is critical to its success and represents a significant competitive advantage. The Company's relationship selling model encourages sales associates to promote a comfortable, trusting, low pressure environment. The Company provides its new sales associates with five weeks of intensive classroom training, and all sales associates receive five to fifteen days of ongoing training per year, both at the store and at the Company's regional training centers. The Company's sales force receives technical product and sales training prior to the Company's introduction of significant new products. The Company believes that the success of its operating model has enabled it to engender long-term customer loyalty.

     Dynamic, Inviting Stores. The Company's stores display products in a dynamic and inviting setting intended to encourage the customer to view and hear products in sound rooms architecturally and acoustically designed to simulate the customer's home or car environment. The store prototype is brightly painted, often in pastel colors, with many stores exhibiting hand-painted murals and other decorative artwork. Innovative and interactive product displays enable customers to audition and compare a variety of products. Each store contains a television wall displaying an extensive selection of televisions and related products, and many stores contain a movie theater room, complete with theater-style seats, which showcases the Company's home theater products.

     Everyday Competitive Pricing. The Company utilizes an "everyday competitive pricing" strategy with fixed prices clearly marked on its products. Store managers regularly visit local competitors to ensure that the Company's pricing remains competitive within the store's local market. In addition, all product sales are backed by the Company's patented Automatic Price Protection program. Under this program, if a customer purchases a consumer electronics product from one of the Company's stores and a competitor within 25 miles of the store advertises a lower price within 30 days, the Company automatically sends a check to the customer for the difference. The Automatic Price Protection program is designed to remove pricing concerns from the purchase decision and, as a result, allows customers and the sales staff to focus on product functionality, performance and quality.

GROWTH STRATEGY

     The Company's growth strategy is (i) to open new stores in current regional markets and relocate certain stores to more favorable sites and (ii) to selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired company to its core operating model and leveraging distribution, marketing and corporate infrastructure.

     New Stores. The Company intends to open new stores and relocate a limited number of stores within existing markets in order to increase penetration and leverage regional advertising, distribution, and operating efficiencies. During fiscal 1998, the Company opened two Tweeter stores and three Bryn Mawr stores. The Company also relocated two Tweeter stores in fiscal 1998. The Company intends to open fifteen stores, and to relocate three stores, in fiscal 1999. The Company believes that its Bryn Mawr Acquisition and HiFi Buys Acquisition have provided it with platforms from which to open new stores within and around those respective markets.

     Strategic Acquisitions. The Company believes that it has obtained, and can continue to obtain, significant benefits from the consummation of strategic acquisitions of existing specialty retailers with a similar product mix and strong consumer reputation in geographic markets in which the Company does not currently operate. The Company believes that it can leverage the performance of an acquisition candidate by (i) applying its sales management and sales incentive strategies, (ii) adjusting the product mix to be compatible with its emphasis on higher margin audio and video products, (iii) applying its advertising and marketing strategies and programs, including its Automatic Price Protection and everyday competitive pricing programs, (iv) implementing its relationship selling and customer service philosophies, and (v) utilizing its purchasing and distribution capabilities and administrative infrastructure.

     The Company believes that acquisition opportunities are created by the fragmented nature of the consumer electronics industry, the limited exit strategies available to owners of local and regional specialty retailers, the competitive pressures imposed by larger format retailers, and the insufficiency of capital necessary to support inventory, advertising or expansion. The Company believes that it is a well positioned consolidator because the Company (i) is known within the industry as a leading specialty retailer, (ii) utilizes a store size and concept which can be readily adapted to the acquired stores, (iii) has successfully consummated two strategic acquisitions, (iv) has developed an operational, administrative and marketing infrastructure with the proven capability to successfully integrate acquisitions, (v) enjoys experienced and proven senior management, having an average of 12 years of tenure with the Company, and (vi) would seek to offer potential employment and managerial opportunities within the consolidated enterprise to employees of the targeted retailer.

RECENT ACQUISITIONS

     Acquisition of Bryn Mawr. In May 1996, the Company completed the Bryn Mawr Acquisition. Like the Tweeter stores, the Bryn Mawr stores enjoyed considerable name recognition and targeted similar service-oriented customers. Since the Bryn Mawr stores offered a product mix similar to the Tweeter stores, the Company consummated the Bryn Mawr Acquisition with the goal of realizing increased revenues through the application of the Company's established operational strategies to the acquired stores. Towards that goal, the Company adopted a series of strategic initiatives to convert the Bryn Mawr stores to the Company's core operating model. Specifically, the Company (i) increased advertising expenditures and refocused advertising to emphasize radio, television and direct marketing rather than print, (ii) implemented the Company's everyday competitive pricing and Automatic Price Protection programs, (iii) initiated a substantial sales associate training program to improve product knowledge and enhance relationship selling skills, and (iv) focused the sales staff on higher margin products, particularly audio products.

     Acquisition of HiFi Buys. In May 1997, the Company completed the HiFi Buys Acquisition. Like Tweeter and Bryn Mawr, HiFi Buys had created a strong reputation among consumers with a specialized focus on audio and video products. The HiFi Buys stores, at an average size of 15,000 square feet, are larger than the Tweeter or Bryn Mawr stores. However, the HiFi Buys stores carried a broader product mix, including more entry level product offerings and marketed heavily through promotional newspaper advertising. The Company's integration strategy in the HiFi Buys Acquisition has been to convert the HiFi Buys product mix to one compatible with the Company's, increase gross margins and reduce operating expenses. Specifically, following the HiFi Buys Acquisition the Company (i) adjusted the merchandise mix to increase the proportion of mid and high-end products and reduce the number of lower margin introductory products, (ii) altered store employee compensation to reduce the emphasis on promotional sales and focus incentives on gross margin and store contribution, (iii) reduced marketing expenditures and shifted marketing emphasis from promotional advertising toward the Company's traditional relationship selling and everyday competitive price message, (iv) converted the advertising program to emphasize electronic advertising and direct mail marketing as opposed to print media, (v) implemented the Automatic Price Protection program, and

(vi) eliminated $2.4 million of overhead by centralizing accounting, purchasing and other support infrastructure.

     Recent events. On December 9, 1998, the Company reached an agreement in principle to acquire certain assets and liabilities of the retail operations of Home Entertainment, Inc. for consideration of approximately $8,200,000. The source of cash for the purchase price will be borrowings made under the Company's revolving line of credit. Home Entertainment, Inc. operates seven consumer electronics retail stores in the Dallas and Houston markets. The Company will continue the operation of the retail stores as well as the service and distribution facilities.

STORE FORMAT AND OPERATIONS

     As of September 30, 1998, the Company operated 52 stores, comprised of 24 Tweeter stores in New England, 18 Bryn Mawr stores in the Mid-Atlantic region, and 10 HiFi Buys stores in the greater Atlanta, Georgia metropolitan area. While the Company's stores vary in size, the current prototype is 10,000 square feet, with approximately 70% of its square footage devoted to selling space. Many stores utilize mezzanine level storage space to reduce overall occupancy expense.

     The Company's store concept is intended to combine the comfort of the home environment with practical displays enabling consumers to sample and compare the features and functions of products in various combinations. The store prototype is brightly painted, often in pastel colors, with many stores exhibiting hand painted murals and other decorative artwork. Unlike many of the competitors' stores, which contain large, open spaces in which many different audio and video products are tested and sampled, the Company's stores feature several individual sound rooms. The sound rooms are intended to architecturally and acoustically resemble a home environment to enable the customer to see and hear how products will perform at home. These sound rooms allow the customer to listen to various combinations of receivers, CD players, tape decks and speakers and to audition and compare products. In addition, each store contains a traditional television wall displaying an extensive selection of televisions and related products, and many stores contain a movie theater room, complete with theater-style seats, which showcases the Company's home theater products. Other displays, such as the "big red button", allow the customer to change, by pushing a button, mono television sound into a five speaker or surround sound experience. Each store also features a camcorder gallery which allows customers to try out different camcorders, and to shoot videos of their children within the adjacent children's play area. Some stores display a car on the selling floor which features a state-of-the-art car stereo system and serves to exhibit the Company's installation capabilities. Most stores provide car stereo installation through on-premises installation bays.

     Stores are typically staffed with a store manager, an assistant manager, twelve sales associates and two mobile electronics installers. The Company provides new sales associates with five weeks of intensive classroom training, and all sales associates receive five to fifteen days of ongoing training per year, both at the store and at the Company's regional training centers. The sales force receives technical product and sales training prior to the introduction of significant new products.

     Store managers are compensated through base pay and monthly bonuses based on store operating income. Typically, store managers earn 25% to 45% their annual compensation through such bonuses. Sales associates are compensated through a commission program which is based on the retail prices and gross margin of products sold.

MERCHANDISE

     The Company's stores feature home and car audio systems and components, video products such as large screen televisions, digital satellite systems, video cassette recorders, camcorders, DVD players and other consumer electronics products such as cellular phones and portable audio equipment. The Company offers custom home and car stereo installation services and provides warranty and non-warranty repair services through all of its stores. The Company also offers insurance replacement services to insurance companies, providing replacement products to the policyholders of those insurance companies. Additionally, the Company has a corporate sales division which markets and sells Company products to businesses, institutions and other organizations. The Company's emphasis on higher-end products enables it to offer limited distribution products and to be among the earliest retailers to offer new product innovations on behalf of manufacturers. Limited distribution products accounted for 40% of the Company's sales in fiscal 1998.

     The Company stocks products from over 50 vendors, including Adcom, Aiwa, Alpine, Bose, Boston Acoustics, Denon, Eclipse, Kenwood, Klipsch, Mirage, Mission, Mitsubishi, Monster Cable, Panasonic, Pioneer, ProScan, Rockford Fosgate, Sony and Yamaha. The Company seeks to manage its product mix to maximize gross margin performance. Historically, the Company's video products have yielded lower gross margin than audio products. Total sales of video products have increased at rates faster than the increases in audio product sales during the last several years as a result of the maturation of the big screen television category. Accordingly, the Company has adopted a "Sell Audio with Video" strategy in order to enhance overall gross margin through increased sales of higher margin audio products.

     The table below sets forth the approximate percentages of revenues for each of the Company's primary product categories for its fiscal years ended September 30, 1996, September 30, 1997 and September 30, 1998, respectively. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in the Company's product mix, acquisitions of stores with different product mixes, and the timing of marketing events. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

                             PERCENTAGE OF REVENUES

                                                     FISCAL YEARS ENDED
                                                       SEPTEMBER 30,
                                                    --------------------
PRODUCT CATEGORY                                    1996    1997    1998
----------------                                    ----    ----    ----
Audio Equipment(1)................................   35%     33%     33%
Video Equipment(2)................................   36%     36%     43%
Mobile Equipment and Other(3).....................   29%     31%     24%


---------------
(1) Includes speakers, cassette decks, receivers, turntables, compact disc players, mini disc players, amplifiers, preamplifiers, and portable audio equipment.

(2) Includes video cassette players, camcorders, televisions, projection televisions, DVD players, and satellites.

(3) Includes car decks, amplifiers and speakers, car security products, navigation equipment, cellular phones, audio and video accessories, and extended performance guaranties.

PURCHASING AND INVENTORY

     The Company's purchasing and inventory control functions are based at its executive offices in Canton, Massachusetts. The purchasing decisions are made by the Company's buying team, which has primary responsibility for product selection, stocking levels and pricing. Purchasing decisions are facilitated by the Company's information systems which analyze stocking levels and product sell-through. The purchasing group continuously reviews new and existing products with a view towards maintaining a wide range of high quality, brand-name consumer electronics products within its product mix. In order to remain current with new and developing products, the Company regularly hosts presentations by its major suppliers.

     In addition to making direct purchases, the Company is a member of PRO, a volume-buying group of 14 specialty electronics retailers across the country. This affiliation often provides the Company with the ability to obtain additional vendor rebates, product discounts and promotional products. The Company is not obligated to make purchases through the PRO. The Company's President serves on the Board of Directors of PRO.

     The Company sources products from more than 50 vendors, the largest of whom, Sony, accounted for 22% of fiscal 1998 purchases. The Company does not maintain long-term commitments or exclusive contracts with any particular vendor, but instead considers numerous factors, including price, credit terms, distribution, quality and compatibility with the Company's existing product mix in making its purchasing decisions. The Company utilizes a sophisticated automatic replenishment system for store inventory, maintaining stock levels and minimizing total dollars invested in inventory. The Company believes that its relationship with its large vendors is excellent and that its focused merchandising and high degree of customer service makes it an important distribution channel, particularly for the introduction of new products.

     The Company distributes products to stores through three regional distribution and service centers. The Canton, Massachusetts facility is 80,000 square feet and currently serves as the Company's headquarters and distribution and service center for the Tweeter stores. The King of Prussia, Pennsylvania distribution center is 50,000 square feet and services the Bryn Mawr stores. The Atlanta, Georgia facility is 80,000 square feet and services the HiFi Buys stores. The Company believes that these facilities are sufficient to handle the Company's planned expansion through at least the year 2000.

ADVERTISING AND MARKETING

     The Company targets consumers seeking informed advice concerning product selection and system integration of audio and video consumer electronic products. The Company's marketing strategy differs from its primary competitors in that it relies substantially on electronic media, primarily radio and an extensive direct marketing effort. The Company believes advertising on specific radio stations and at specific times allows it the flexibility to tailor its marketing message. The Company's radio advertising campaigns seek to generate name recognition and to reinforce identification of the Company as a source of high quality products at competitive prices and staffed with a knowledgeable, attentive sales force. This radio strategy is complemented with television advertisements and, less frequently, with print advertisements. The specific allocation of the Company's committed advertising dollars among the various types of advertising media is reviewed from time to time by Company management and, if necessary, adjusted to reflect the Company's assessment of advertising results and market conditions.

     The Company also relies on a sophisticated direct marketing campaign to its customers. The Company has developed a comprehensive database-marketing program to match past customer purchasing history to the next logical purchase option for that customer. For example, the Company has distributed direct mail regarding surround sound products to customers who recently purchased large screen televisions. The Company also distributes once a year an award-winning one hundred page Buyer's Guide and a smaller thirty-six-page catalog nine times per year. Management believes that its relatively inexpensive direct mail activities leverage and complement its general media advertising campaigns.

     The Company believes that its commitment to providing competitive pricing on its products is a critical component of its marketing and advertising strategy. In 1993, the Company abandoned its promotional strategy and adopted an everyday competitive pricing strategy, with fixed prices clearly marked on its products. Store managers regularly visit the local competition to ensure the store's pricing remains competitive. At the same time, the Company's competitive prices are backed by its Automatic Price Protection policy. Under the Automatic Price Protection program, if a customer purchases a consumer electronics product from one of the Company's stores and a competitor within 25 miles of that store advertises a lower price within 30 days of the customer's purchase, the Company automatically sends a check to the customer for the difference. Unlike other price guarantee programs in place within the industry, the refund process does not require the customer to call or return to the store of purchase and request a price match refund. The Automatic Price Protection program is intended to be hassle-free, customer friendly and viewed as a reflection of the Company's commitment to customer service. Most recently, in fiscal 1997, the Company began its "Wise Buys" program. Under this program, the Company's buyers identify special, reduced-priced items, often closeouts or last year's top-of-the-line models, which are purchased from the manufacturer and offered to the consumer at a substantial discount from the original retail price. The Company believes that the pricing of the Wise Buys items represents substantial value to the consumer with little or no negative impact to gross margin. The Company's advertisements frequently describe or refer to the Automatic Price Protection and Wise Buys programs.

SITE SELECTION

     The Company's stores average approximately 10,000 square feet and are typically located in free-standing buildings or strip shopping centers within high traffic shopping areas. New store sites are selected on the basis of several factors, including physical location, demographic characteristics of the local market, proximity to superstore competitors, access to highways or other major roadways, and available lease terms. The Company looks for co-tenants, such as bookstores, that are likely to draw customers who would otherwise be targeted by the Company within the site's relevant market and believes that the proximity of superstore competitors is, on balance, a positive factor due to increased customer traffic. All of the Company's stores are leased and the stores are open seven days a week.

     Set forth below is a table summarizing the locations, opening years, and years of relocation where specified, of the Company's stores as of September 30, 1998:

        TWEETER STORES                  BRYN MAWR STORES                 HIFI BUYS STORES
-------------------------------  -------------------------------  -------------------------------
                        YEAR                             YEAR                             YEAR
                       OPENED/                          OPENED/                          OPENED/
LOCATION              RELOCATED  LOCATION              RELOCATED  LOCATION              RELOCATED
--------              ---------  --------              ---------  --------              ---------
Boston, MA              1972     Bryn Mawr, PA           1946     Norcross, GA            1990
Cambridge, MA         1974/1997  Maple Shade, NJ         1978     Alpharetta, GA          1991
Newton, MA            1976/1995  Abington, PA            1981     Athens, GA              1991
Burlington, MA        1978/1995  Allentown, PA           1982     Buckhead, GA            1993
Dedham, MA              1980     Montgomeryville, PA     1984     Southlake, GA           1993
Framingham, MA          1983     Wilmington, DE        1985/1992  Tucker, GA              1993
Hyannis, MA           1983/1994  Harrisburg, PA        1986/1994  Marietta, GA            1994
New London, CT        1985/1997  Wilmington, DE          1987     Kennesaw, GA            1995
Hanover, MA             1986     Allentown, PA           1987     Smyrna, GA              1995
Danbury, CT           1986/1997  Baltimore, MD           1990     Gwinnet, GA             1996
Seekonk, MA             1988     Timonium, MD            1990
Warwick, RI             1989     King of Prussia, PA     1995
Newington, CT           1990     Glen Burnie, MD         1995
Avon, CT                1993     Princeton, NJ           1997
Peabody, MA             1993     Lancaster, PA           1997
Manchester, CT          1994     Reading, PA             1997
Salem, NH               1994     York, PA                1997
Boston, MA              1995     Deptford, NJ            1998
Milford, CT             1995
Holyoke, MA             1996
Portsmouth, NH          1996
Nashua, NH              1996
Attleboro, MA           1997
Manchester, NH          1998


INFORMATION SYSTEMS

     The Company utilizes a sophisticated, fully integrated mainframe based management information system which updates after every transaction, and which is accessible on a real time basis to Company management, sales associates and product buyers. Extensive sales reporting and sales tracking is provided real time on screen to store managers and individual sales associates which tracks category sales and benchmarks key sales data for the Company. This system enables management and store managers to review sales volume, gross margin and product mix on a per store or per sales associate basis, allows for the viewing of open orders, inventory value and mix, and tracks sales by product category, by sales associate, and by store. The Company provides ongoing training and support in the use of this system and compensates and benchmarks the store managers based upon this information.

     The Company currently utilizes several software systems which will require modification or upgrading to accommodate the "Year 2000" changes needed for correct recording of dates in the year 2000 and beyond. The Company believes that all such systems can be changed by the end of 1999 and does not expect the cost of such changes to be material to the Company's financial condition or results of operations. The Company does not, however, currently have any information concerning the compliance status of its suppliers.

EMPLOYEES

     As of September 30, 1998, the Company had 997 employees, comprised of 948 full-time and 49 part-time employees. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

                                  RISK FACTORS

     In addition to the other information contained in this Annual Report, the following factors should be considered carefully in evaluating an investment in the shares of Common Stock of the Company.

RISKS ASSOCIATED WITH GROWTH

     The Company's success will depend in large part on its ability to open, or acquire through strategic acquisitions, new stores in both existing and new geographic markets and to operate those stores on a profitable basis. The opening of additional stores in existing markets could result in lower net sales at the Company's existing stores in that market, and the opening of additional stores in new geographic markets could present competitive and merchandising challenges different from those currently or previously faced by the Company within its existing geographic markets. In addition, the Company may incur higher costs related to advertising, administration and distribution as it enters new markets.

     The Company's growth strategy is dependent upon a number of factors, including the identification and acquisition of suitable sites and the negotiation of acceptable leases for such sites, the identification of existing audio and video consumer electronics retailers appropriate for strategic acquisition by the Company and the successful consummation of such acquisitions, the obtaining of consents, including government consents, permits and licenses, needed to complete such acquisitions and operate such additional sites, the hiring, training and retention of skilled personnel, the availability of adequate management and financial resources, the adaptation of the Company's distribution and other operational and management systems to an expanded network of stores, the ability and willingness of the Company's vendors to supply the Company on a timely basis at competitive prices, continued consumer demand for the Company's products at levels that can support acceptable profit margins, and other factors, many of which are beyond the control of the Company. There can be no assurance that the Company will be successful with respect to any of these factors in particular or that the Company will be successful in opening or acquiring new stores on a schedule consistent with the Company's business plan, if at all, or that such newly opened or acquired stores will achieve sales and profitability levels comparable to existing stores, if they are profitable at all, or that the Company will improve its overall market position and profitability as a result.

     In addition, the Company's rapid expansion through the opening or acquisition of new stores will place significant demands on the Company's management, resources, operations and information systems, and the Company will be required to expend significant effort and additional resources to ensure the continuing adequacy of its financial controls, operating procedures, information systems, product purchasing and distribution systems and employee training programs. In addition, the Company will need to attract and retain additional qualified personnel, including new store managers. Further, the Company's continued growth will depend on its ability to increase sales in its existing stores. There can be no assurance that the Company will be successful in any of these efforts, and, as a result, there can be no assurance that the Company will achieve its planned expansion or that any new stores will be effectively integrated into the Company's existing operations.

RISKS ASSOCIATED WITH ACQUISITIONS

     The Company has completed two acquisitions and is continuing to integrate the acquired stores and to convert those stores to its operating model. The Company has entered into an agreement to acquire the retail operations of Home Entertainment, Inc., located in Texas. There can be no assurance that the Company will be able to integrate such stores without significant delay or expense. For example, comparable store sales within the stores acquired by the Company as part of the HiFi Buys Acquisition have decreased since the consummation of the HiFi Buys Acquisition. Although the Company will consider strategic acquisitions of other retail chains in the audio and video consumer electronics industry, there can be no assurance that suitable acquisition candidates will be identified, that acquisitions can be consummated or that new stores acquired through such acquisitions can be operated profitably or integrated successfully into the Company's operations. Previously acquired stores have had, and newly acquired stores may have, different merchandising, advertising, store format and operating approaches from those of the Company, and the Company's success in integrating such stores will depend on its ability to effect significant changes in the operations of such stores to conform to the Company's approach in these areas. There can be no assurance that the Company will be successful in effecting such changes without an adverse effect on the revenues or profitability of such stores. In addition, future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect the Company.

POTENTIAL NEED FOR ADDITIONAL FINANCING

     The Company intends to finance the opening and acquisition of new stores during the next two years with cash flow from operations and borrowings. The average cash investment, including pre-opening expenses for tenant fit-out, demonstration and inventory (net of payables), required to open a store is estimated by the Company to be approximately $855,000. However, there can be no assurance that the actual cost of opening a store will not be significantly greater than such current estimates, and the Company may be required to seek additional debt and/or equity financing in order to fund its continued expansion through 1999 and beyond. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all. In addition, the Company's ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments. Additional issuances of equity by the Company may result in dilution to the Company's stockholders.

DEPENDENCE ON KEY PERSONNEL

     The success of the Company will be dependent upon the active involvement of senior management personnel, particularly Samuel J. Bloomberg, the Company's Chief Executive Officer and Chairman of the Board, and Jeffrey Stone, the Company's President and Chief Operating Officer. The loss of the full-time services of Messrs. Stone or Bloomberg or other members of senior management could have a material adverse effect on the Company's results of operations and financial condition. Except for employment contracts with Messrs. Stone and Bloomberg, and with Joseph McGuire, the Chief Financial Officer and Chief Information Officer of the Company, the Company does not have employment agreements with any members of its senior management team. The Company currently maintains key-man life insurance on the lives of Messrs. Bloomberg and Stone in the amounts of $1,000,000 and $5,000,000, respectively.

RISKS ASSOCIATED WITH COMPETITION

     The retail consumer electronics industry is highly competitive. The Company currently competes against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Circuit City and Best Buy, which sell, among other products, audio and video consumer electronic products similar and often identical to those sold by the Company. The Company also competes in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronic products sold by the Company. Certain of these competitors have substantially greater financial resources than the Company that may increase their ability to purchase inventory at lower costs or to initiate and sustain predatory price competition. In addition, the large format stores are continuing to expand their geographic markets, and such expansion may increase price competition within those markets. A number of different competitive factors could have a material adverse effect on the Company's results of operations and financial condition, including increased operational efficiencies of competitors, competitive pricing strategies, expansion by existing competitors, entry by new competitors into markets in which the Company is currently operating or the adoption by existing competitors of innovative store formats or retail sales methods.

SEASONAL AND QUARTERLY FLUCTUATIONS IN SALES

     Like many retailers, the Company's business is materially impacted by seasonal shopping patterns. The fourth calendar quarter, which is the Company's first fiscal quarter and which includes the December holiday shopping period, has historically contributed, and is expected to continue to represent, a substantial portion of the Company's operating income for its entire fiscal year. As a result, any factors negatively affecting the Company during such calendar quarter of any year, including adverse weather or unfavorable economic conditions, would have a material adverse effect on the Company's results of operations for the entire year. More generally, the Company's quarterly results of operations also may fluctuate based upon such factors as the timing of new store openings and new store acquisitions, the amount of store pre-opening expenses, the amount of net sales contributed by new and existing stores, the mix of consumer electronic products sold in its stores and profitability of sales of particular products and other competitive factors.

FLUCTUATIONS IN COMPARABLE STORE SALES

     A number of factors have historically affected, and will continue to affect, the Company's comparable store sales results including, among other factors, competition, general regional and national economic conditions, consumer trends, changes in the Company's product mix, timing of promotional events, new product introductions and the Company's ability to execute its business strategy effectively. The Company does not expect comparable store sales to increase at historical rates, and there can be no assurance that comparable store sales will not decrease in the future. Changes in the Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LACK OF GEOGRAPHICAL DISPERSION

     The Company currently operates 52 stores, of which 24 are operated under the Tweeter name in the New England market, 18 are operated under the Bryn Mawr name in the Mid-Atlantic market, and 10 are operated under the HiFi Buys name in the Atlanta, Georgia market. The lack of wider geographical dispersion of the Company's current stores makes the Company vulnerable to adverse events in these markets, including weather, regional competition or unfavorable regional economic conditions.

CHANGES IN CONSUMER DEMAND AND PREFERENCES

     The Company's success depends on its ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer electronics products and changes in such demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those marketed by the Company, are affected by, among other things, prevailing economic conditions. In addition, demand for audio and video consumer electronics products is often stimulated by or dependent upon the periodic introduction and availability of new products and technologies at price levels which generate wide consumer interest. Also, many products which incorporate the newest technologies, such as DVD and high-definition television, are subject to significant technological and pricing limitations and to the actions and cooperation of third parties such as television broadcasters or movie distributors. There can be no assurance that these products or other new products will ever achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may have a depressing effect on sales of existing products and technologies. Significant deviations from the projected demand for products sold by the Company would have a materially adverse effect on the Company's results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory. Any sustained failure by the Company to identify and respond to changes in consumer demand and preferences would have a material adverse effect on the Company's results of operations and financial condition.

DEPENDENCE ON SUPPLIERS

     The Company's business and its growth strategy are dependent to a significant degree upon its suppliers, particularly its brand-name suppliers of stereo and video equipment such as Sony, Mitsubishi, Yamaha, Boston Acoustics and Panasonic. The Company does not have any supply agreements or exclusive arrangements with any vendors, and ordering of Company inventory typically occurs through the issuance of individual purchase orders to vendors. In addition, the Company relies heavily on a relatively small number of suppliers. The loss of any of these key vendors or the failure by the Company to establish and maintain relationships with these or other vendors could have a material adverse effect on the Company's results of operations and financial condition and expansion. The Company believes it currently has adequate supply sources, but there can be no assurance, especially given the Company's growth strategy, that the Company will be able to acquire sufficient quantities or an appropriate mix of consumer electronic products at acceptable prices or at all. Specifically, the establishment of additional stores in existing markets and the penetration of new markets is dependent to a significant extent on the willingness and ability of vendors to supply those additional stores, of which there can be no assurance. As the Company continues to open or acquire new stores, the inability or unwillingness of suppliers to supply some or all of their products to the Company at acceptable prices in one or more markets could have a material adverse effect on the Company's results of operations and financial condition.

INTELLECTUAL PROPERTY

     The Company's "Tweeter etc." and "Bryn Mawr Stereo" service marks have been registered with the United States Patent and Trademark Office. The Company has not registered the "HiFi Buys" service mark and is aware that other consumer electronics retailers use the name "HiFi Buys" outside the Company's current geographical markets. The Company has submitted applications for registration of certain other of its service marks, which applications are currently pending. There can be no assurance that the Company will be able to successfully register such service marks. In addition, there can be no assurance that any service mark, whether registered or unregistered, or any patent will be effective to protect the Company's intellectual property rights, or that infringement or invalidity claims by third parties will not be asserted in the future or that such assertions, if proven to be true, would not have a material adverse effect on the Company's results of operations and financial condition.

EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS; ANTI-TAKEOVER PROVISIONS

     The Company's Amended and Restated Certificate of Incorporation, and the Company's Amended and Restated By-laws, as well as certain provisions of Delaware General Corporation Law, contain provisions which may deter, discourage or make more difficult a change in control of the Company, even if such a change in control would be in the interest of a significant number of Company stockholders or if such change in control would provide such stockholders with a substantial premium for their shares over then current market prices. For example, under the Charter, the Board of Directors of the Company is authorized to issue one or more classes of Preferred Stock, having such designations, rights and preferences as may be determined by the Board, and such issuances may, among other things, have an adverse effect on the rights of holders of Common Stock. Stockholders of the Company have no right to take action by written consent and are not permitted to call special meetings of stockholders. Any amendment of the By-laws by the stockholders or certain provisions of the Charter requires the affirmative vote of at least 75% of the shares of voting stock then outstanding. The Charter also provides for the staggered election of directors to serve for one, two and three-year terms, and for successive three-year terms thereafter, subject to removal only for cause upon the vote of not less than 75% of the shares of Common Stock represented at a stockholders' meeting. In addition, the Company has a Stockholder Rights Plan. Under the terms of the Stockholder Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of Common Stock (an "Acquiring Person"), all other stockholders of the Company would have the right to purchase securities from the Company at a discount to such securities' fair market value, thus causing substantial dilution to the holdings of the Acquiring Person. The Stockholder Rights Plan may inhibit a change in control and, therefore, could adversely affect the stockholders' ability to realize a premium over the then prevailing market price for the Common Stock in connection with such a transaction.

ITEM 2.  PROPERTIES

     The Company's corporate offices and the New England distribution and service centers are located in an 80,000 square foot facility it owns in Canton, Massachusetts. In addition, Company leases over 130,000 square feet of regional operating facilities including distribution and service centers in King of Prussia, Pennsylvania and Atlanta, Georgia.

     The Company's stores, all of which are leased, include sales space, inventory storage, management offices and employee areas. All of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for twelve of the stores have a percentage rent provision equal to from 1.5% to 4% of gross sales at each location in excess of certain specified sales amounts. The initial terms of the leases range from 5 to 20 years and generally allow the Company to renew for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2020.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation in the ordinary course of the Company's business. In the opinion of management, no such litigation is likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market, under the symbol "TWTR." Public trading in the Company's Common Stock commenced on July 16, 1998. Prior to that date, there was no public market for the Company's Common Stock. The following table sets forth the high, low and last sale prices for the Common Stock for the quarter in which the Common Stock was publicly traded:


QUARTER ENDED                                       HIGH      LOW       LAST
-------------                                      ------    ------    ------

September 30, 1998...............................  $21.13    $11.25    $13.63
(from July 16, 1998)


     The last sale price of the Common Stock on December 18, 1998, as reported by Nasdaq, was $24.50 per share. As of December 23, 1998, there were approximately 1,000 holders of record of the Common Stock (approximately 950 beneficial holders).

     The Company does not anticipate paying any cash dividends for the foreseeable future. In addition, it is likely that any future lending arrangements, including the lending arrangements currently under discussion between the Company and its existing lender, may prohibit the payment of cash dividends or will limit the Company's ability to declare or pay such dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     None

ITEM 6. SELECTED FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF STORES DATA)

     Set forth below is selected financial and operating data for, and as of the end of, each of the five years ended September 30, 1998. The selected statement of operations and balance sheet data for each of the five years ended September 30, 1998 have been derived from financial statements of the Company, which have been audited by its independent auditors. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere in this Report.

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------
                                                    1994       1995      1996(4)    1997(5)       1998
                                                   -------    -------    -------    --------    --------
STATEMENT OF OPERATIONS:
Total revenue....................................  $47,401    $60,121    $80,607    $132,525    $232,289
Cost of sales....................................   30,912     39,167     51,816      86,315     151,265
                                                   -------    -------    -------    --------    --------
  Gross profit...................................   16,489     20,954     28,791      46,210      81,024
Selling expenses.................................   12,504     15,404     21,993      35,568      56,907
Corporate, general and administrative expenses...    2,576      3,247      4,716       8,102      11,128
Amortization of goodwill.........................       65         65        129         487         917
                                                   -------    -------    -------    --------    --------
Income from operations...........................    1,344      2,238      1,953       2,053      12,072
Interest expense.................................      426        629        617       1,808       2,753
                                                   -------    -------    -------    --------    --------
Income before income taxes.......................      918      1,609      1,336         245       9,319
Income tax expense (benefit)(1)..................       --       (174)      (453)         99       3,724
                                                   -------    -------    -------    --------    --------
Income before extraordinary item.................      918      1,783      1,789         146       5,595
Extraordinary item (less applicable income
  taxes).........................................       --         --         --          --        (340)
                                                   -------    -------    -------    --------    --------
Net income.......................................      918      1,783      1,789         146       5,255
                                                   =======    =======    =======    ========    ========
Accretion of preferred stock.....................                          1,036       2,156       2,514
                                                   =======    =======    =======    ========    ========
Net income (loss) available to common
  stockholders...................................  $   918    $ 1,783    $   753    $ (2,010)   $  2,741
                                                   =======    =======    =======    ========    ========
Basic earnings per share
Net income available to common stockholders
  before extraordinary item......................     0.27       0.53       0.39       (1.20)       1.24
  Extraordinary item.............................       --         --         --          --       (0.14)
                                                   -------    -------    -------    --------    --------
  Net income.....................................  $  0.27    $  0.53    $  0.39    $  (1.20)   $   1.10
                                                   =======    =======    =======    ========    ========
Diluted earnings per share
Net Income available to common stockholders
  before extraordinary item......................     0.27       0.53       0.38       (1.20)       1.11
  Extraordinary item.............................       --         --         --          --       (0.07)
                                                   -------    -------    -------    --------    --------
  Net Income.....................................  $  0.27    $  0.53    $  0.38    $  (1.20)   $   1.04
                                                   =======    =======    =======    ========    ========
Weighted average shares outstanding(2)
  Basic..........................................    3,371      3,371      1,940       1,673       2,486
                                                   =======    =======    =======    ========    ========
  Diluted........................................    3,371      3,371      1,983       1,673       5,034
                                                   =======    =======    =======    ========    ========
OPERATING DATA:(3)
Stores open at beginning of period...............       14         16         18          33          47
New stores.......................................        2          2          2           4           5
Remodeled stores.................................        1          1          1           1           2
Closed stores....................................        0          0          0           0           0
Stores acquired..................................        0          0         13          10           0
Stores open at end of period.....................       16         18         33          47          52
Comparable Store Sales Growth:(5)................     11.2%      12.5%       5.6%       (7.2)%      12.5%
BALANCE SHEET DATA:
Working capital..................................  $   835    $ 1,590    $ 1,897    $ 11,857    $ 18,263
Total assets.....................................   12,562     15,162     38,619      78,688      91,643
Long term debt, excluding current portion........    7,955      8,705     10,700      30,875       5,250
Redeemable convertible preferred stock...........        0          0     11,597      20,591          --
Stockholder's equity (deficit)...................   (4,122)    (2,457)    (3,984)     (5,669)     51,610


                                                   (footnotes on following page)

---------------
(1) The Company operated as an S corporation through November 1995 and was not subject to federal and certain state corporate income taxes. In connection with the recapitalization that occurred on November 26, 1995, the Company revoked its S election, and became subject to taxation as a C corporation. If the Company had been taxed as a C corporation, it would have recorded income tax expense of $661,000 and $550,000 for the fiscal years ended September 30, 1995 and 1996, respectively.

(2) Shares outstanding include 407,542 and 522,410 shares issuable upon exercise of stock options and warrants outstanding as of, September 30, 1997, and 1998, respectively, after applying the treasury stock method.

(3) Stores are included in the comparable store base after they are in operation for 12 full months. Acquired stores are included if the store was open for 12 full months as of the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed, or re-opened after relocation.

(4) The fiscal year 1996 data includes results of the Bryn Mawr Acquisition from May 13, 1996, which was accounted for using the purchase method (see Note
    10).

(5) The fiscal year 1997 data includes results of the HiFi Buys Acquisition from June 1, 1997, which was accounted for using the purchase method (see Note
    10).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This discussion contains certain statements, including without limitation statements containing the words "expects," "anticipates," "believes," and words of similar import, that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those related to Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those discussed in the section of Item 1 entitled "Risk Factors", that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

GENERAL

     The Company is a leading specialty retailer of audio and video consumer electronics under the Tweeter, Bryn Mawr and HiFi Buys names. The Company opened its first Tweeter store in New England in 1972. Over 26 years, the Company has refined its retail concept to meet the needs of consumers seeking mid to high-end brand name products with advanced features, functionality and performance which the Company sells through its highly trained, relationship-driven sales force. The Company believes that its effective merchandising and superior customer service has enabled it to generate substantial customer loyalty.

     In 1995, the Company adopted an aggressive growth strategy (i) to open new stores in current regional markets and relocate certain stores to more favorable sites and (ii) to selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired company to its core operating model and leveraging distribution, marketing and corporate infrastructure. To support this growth strategy, the Company obtained equity investments in fiscal 1996 of approximately $10.6 million from the 1996 Investors. In May 1996, the Company completed the Bryn Mawr Acquisition. In May 1997, the Company raised an additional $22 million, comprised of $7 million of equity and $15 million of subordinated debt from the 1996 Investors and a new group of investors. The proceeds were used primarily to finance the HiFi Buys Acquisition. Both acquisitions were accounted for by the purchase method of accounting. By September 30, 1998, the Company had grown to 52 stores.

     The Company seeks to increase sales, profitability and asset productivity at acquired companies by converting them to the Company's standard operating model with enhanced training for sales personnel, superior customer service, improved merchandising focused on higher-end audio and video equipment and more stringent operating controls. The Company has also aggressively expanded its corporate infrastructure over the past two years to support anticipated higher levels of growth, including expanding its management team with the addition of senior financial, information systems, and buying personnel. Enhancements were also made to its management information systems with the addition of a new mainframe and operating platform, and to its distribution and administrative infrastructure to enable the Company to support all three regions on an integrated basis.

     Prior to their acquisition by the Company, both Bryn Mawr and HiFi Buys operated at substantially lower store contribution margins than the Company's existing operations. Consequently, results were adversely impacted in fiscal 1996 and 1997, respectively, as the Company converted these stores to its operating model. The impact was exacerbated by the timing of the acquisitions that resulted in the peak, holiday sales period being excluded from the operations of the acquired stores during the year of the acquisition.

BRYN MAWR

     Subsequent to the Bryn Mawr Acquisition, the Company implemented a variety of strategic initiatives to convert Bryn Mawr to its core operating model. These initiatives were primarily focused on increasing sales and gross margin, rather than reducing operating expenses, in order to improve store contribution. These initiatives included: (i) increased advertising expenditures and refocused advertising to emphasize radio, television and direct marketing rather than print, (ii) the implementation of the Company's everyday competitive pricing and Automatic Price Protection programs, (iii) the initiation of a substantial sales associate training program to improve product knowledge and enhance relationship selling skills, and (iv) focusing the sales staff on higher margin products, particularly audio products.

     As a result of these initiatives, comparable store sales increased 36.9% at Bryn Mawr during the period from the acquisition, May 13, 1996, through September 30, 1996 versus the same period for the prior year. Comparable store sales at Bryn Mawr increased 4.7% during fiscal 1997 and 19.3% during fiscal 1998. On a pro forma basis, assuming the Bryn Mawr Acquisition as of October 1, 1995, store contribution increased to 6.8% in fiscal 1997 from 3.1% in fiscal 1996. Store contribution margin rose to 7.8% in the year ended September 30, 1998 from 6.8% in the prior year period, primarily due to the leveraging of expenses on a higher sales base as well as an increase in gross margin.

     The following table sets forth total revenues in thousands and store contribution as a percentage of total revenues for Bryn Mawr on a standalone basis:

                                         PRO FORMA
                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                         9/30/96(1)     9/30/97       9/30/98
                                         ----------    ----------    ----------

Total revenue..........................   $33,525       $35,432        51,768
Store contribution.....................       3.1%          6.8%          7.8%


---------------
(1) The pro forma results are presented as if the Bryn Mawr Acquisition had occurred on October 1, 1995 and reflect the results of Bryn Mawr for a period under prior ownership. The pro forma results are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indications of what the Company's results would have been for the period had the Company completed the Bryn Mawr Acquisition as of the date indicated.

HIFI BUYS

     As with the Bryn Mawr Acquisition, the Company initiated a series of strategic initiatives subsequent to the HiFi Buys Acquisition. In contrast to Bryn Mawr, these initiatives combined a planned decrease of revenues with a planned increase in gross margin and a substantial decrease in operating expenses to generate increased store contribution. Specifically, the Company (i) adjusted the merchandise mix to increase the proportion of mid and high-end products and reduce the number of lower margin introductory products, (ii) altered store employee compensation to reduce the emphasis on promotional sales and focus incentives on gross margin and store contribution, (iii) reduced marketing expenditures and shifted marketing emphasis from promotional advertising toward the Company's traditional relationship selling and everyday competitive price message, (iv) converted the advertising program to emphasize electronic advertising and direct mail marketing as opposed to print media, (v) implemented the Automatic Price Protection program, and (vi) eliminated $2.4 million of overhead by centralizing accounting, purchasing and other support infrastructure.

     As a result of these initiatives, the Company experienced a decline in comparable store sales of 29.9% during the period from the acquisition, June 1, 1997, through September 30, 1997 versus the same period for the prior year. In addition to the elimination of lower end items from the product mix and reduced advertising, the comparable store sales decline was exacerbated by a relatively high sales level during June to September 1996 due to the Olympic Games in Atlanta. Comparable store sales declined 5.2% in the year ended September 30, 1998 at HiFi Buys, and the Company expects such declines to continue through at least the quarter ended December 31, 1998 as it implements its operating strategy. Pro forma for the HiFi Buys Acquisition as of October 1, 1996, store contribution improved to 9.9% in the year ended September 30, 1998 from 8.2% in the prior year.

     The following table sets forth total revenues in thousands and store contribution as a percentage of total revenues for HiFi Buys on a standalone basis:

                                                        PRO FORMA
                                                        YEAR ENDED    YEAR ENDED
                                                        9/30/97(1)     9/30/98
                                                        ----------    ----------

Total revenue.........................................   $86,982        82,810
Store contribution....................................       2.7%          9.9%


---------------
(1) The pro forma results are presented as if the HiFi Buys Acquisition had occurred on October 1, 1996 and reflect the results of HiFi Buys for a period under prior ownership. The pro forma results are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indications of what the Company's results would have been for the period had the Company completed the HiFi Buys Acquisition as of the date indicated.

RESULTS OF OPERATIONS

     The following table is derived from Selected Financial Data and sets forth, for the periods indicated, the actual amounts, in thousands, of certain income and expense items and their percentages, relative to total revenue:

                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------
                                           1996                1997                 1998
                                     ----------------    -----------------    -----------------

STATEMENT OF OPERATIONS:
  Total revenue....................  $80,607    100.0%   $132,525    100.0%   $232,289    100.0%
  Gross profit.....................   28,791     35.7%     46,210     34.9%     81,024     34.9%
  Selling expenses.................   21,993     27.3%     35,568     26.8%     56,907     24.5%
  Store Contribution...............    6,798      8.4%     10,642      8.0%     24,117     10.4%
  Corporate, general and
     administrative expenses.......    4,716      5.9%      8,102      6.1%     11,128      4.8%
  Amortization of goodwill.........      129      0.2%        487      0.4%        917      0.4%
                                     -------    -----    --------    -----    --------    -----
  Income from operations...........    1,953      2.4%      2,053      1.5%     12,072      5.2%
  Interest expense.................      617      0.8%      1,808      1.4%      2,753      1.2%
                                     -------    -----    --------    -----    --------    -----
  Income before income taxes.......    1,336      1.7%        245      0.2%      9,319      4.0%
  Income tax expense (benefit).....     (453)    -0.6%         99      0.1%      3,724      1.6%
                                     -------    -----    --------    -----    --------    -----
  Income before extraordinary
     item..........................    1,789      2.2%        146      0.1%      5,595      2.4%
  Extraordinary item (less
     applicable income taxes)......       --      0.0%         --      0.0%       (340)    (0.1)%
                                     -------    -----    --------    -----    --------    -----
  Net income.......................    1,789      2.2%        146      0.1%      5,255      2.3%
                                     =======    =====    ========    =====    ========    =====
  Accretion of preferred stock.....    1,036      1.3%      2,156      1.6%      2,514      1.1%
                                     -------    -----    --------    -----    --------    -----
  Net income (loss) available to
     common stockholders...........  $   753      0.9%   $ (2,010)    (1.5)%  $  2,741      1.2%
                                     =======    =====    ========    =====    ========    =====


FISCAL 1998 AS COMPARED TO FISCAL 1997

     Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $99.8 million, or 75%, to $232.3 million in the year ended September 30, 1998 from $132.5 million for the year ended September 30, 1997. The increase was comprised of $59.8 million from a full year of HiFi Buys revenues, $9.4 million from new stores, and $20.9 million from comparable store sales growth. Comparable store sales increased by 12.5%, made up of a 28.6% increase at Tweeter, a 19.3% increase at Bryn Mawr, and 5.2% decrease at HiFi Buys. The exit from the New England market of competing retail chains has had a favorable impact on comparable store sales at Tweeter, while the increase at Bryn Mawr resulted from the conversion to the Company's operating model. The decrease in HiFi Buys comparable store sales was primarily due to the planned elimination of entry level products and a decrease in associated promotional advertising.

     Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $65.0 million, or 75%, to $151.3 million in the year ended September 30, 1998 from $86.3 million in the year ended September 30, 1997. Gross profit increased $34.8 million, or 75% to $81.0 million in the year ended September 30, 1998 from $46.2 million for the year ended September 30, 1997. The gross margin remained the same for both periods at 34.9%.

     Selling Expenses. Selling expenses include the compensation of store personnel, occupancy, store level depreciation, advertising, and bank fees and excludes corporate overhead. Selling expenses increased $21.3 million, or 60%, to $56.9 million in the year ended September 30, 1998 from $35.6 million for the year ended September 30, 1997. The increase, on an absolute basis, was principally associated with advertising, commissions related to increased sales, fees related to private label credit card promotions, and rent and related staff positions for the additional stores acquired as part of the HiFi Buys Acquisition. As a percentage of total revenue, selling expenses declined to 24.5% for the year ended September 30, 1998 from 26.8% in the prior year period. This decline was primarily the result of the inclusion of the HiFi Buys stores which have lower advertising expenses as a percentage of revenue than the Company's other stores due to their concentration in a single market. Also the HiFi Buys insurance replacement business generates significant revenues with reduced store level expenses.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of purchasing, accounting, information systems, human resources, training, executive officers and related support functions. Corporate, general and administrative expenses for the year ended September 30, 1998 increased 37% to $11.1 million from $8.1 million for the year ended September 30, 1997. As a percentage of total revenue, corporate, general and administrative expenses decreased to 4.8% for the year ended September 30, 1998 from 6.1% for the prior year period as the Company benefited from a larger sales base.

     Amortization of Goodwill. Amortization of goodwill increased to $917,000, for the year ended September 30, 1998 from $487,000 for the year ended September 30, 1997. This increase is attributable to goodwill recorded for a full year in connection with the HiFi Buys Acquisition.

     Interest Expense. Interest expense increased to $2.8 million for the year ended September 30, 1998 from $1.8 million for the year ended September 30, 1997 due primarily to the increased debt incurred to fund the HiFi Buys Acquisition.

     Income Taxes. The effective tax rates for the years ended September 30, 1998 and September 30, 1997 was 40.0% and 40.3%, respectively. For an analysis of changes in the Company's effective tax rate, see Note 10 to Consolidated Financial Statements.

FISCAL 1997 AS COMPARED TO FISCAL 1996

     Total Revenue. Total revenue increased $51.9 million, or 64.4%, to $132.5 million in fiscal 1997 from $80.6 million in fiscal 1996. The increase was due to $23.0 million from stores acquired in the HiFi Buys Acquisition as well as a full year of revenue from stores acquired in May 1996 in the Bryn Mawr Acquisition. Total revenue increased 8.0% at the Tweeter stores, all of which came from new stores as comparable store sales decreased 4.5% during fiscal 1997 versus the prior year. The Company believes that the decline in comparable store sales was due to general weakness in the consumer electronics industry and an ineffective marketing campaign for the first half of the fiscal year. Comparable store sales increased 4.7% at the Company's Bryn Mawr stores.

     Gross Profit. Cost of sales increased $34.5 million, or 66.6%, to $86.3 million in fiscal 1997 from $51.8 million in fiscal 1996. Gross profit increased $17.4 million, or 60.5%, to $46.2 million in fiscal 1997 from $28.8 million in fiscal 1996. Gross margin declined to 34.9% in fiscal 1997 from 35.7% in fiscal 1996. The decline was due to the impact on the gross margin at HiFi Buys, which was lower than the gross margin at the Tweeter and Bryn Mawr stores. The Company incurred lower gross margin at Tweeter due to a reduction in vendor rebates resulting from lower than expected sales volume and an increase in the percentage of lower margin video products sold. Gross margin increased at Bryn Mawr as the Company converted the stores to its operating model.

     Selling Expenses. Selling expenses increased $13.6 million, or 61.7%, to $35.6 million in fiscal 1997 from $22.0 million in fiscal 1996. As a percentage of total revenue, selling expenses decreased to 26.8% in fiscal 1997 from 27.3% in fiscal 1996. The improvement in selling expenses as a percentage of revenue is a result of having the Bryn Mawr stores for the full year including the peak holiday selling season.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $3.4 million, or 71.8%, to $8.1 million in fiscal 1997 from $4.7 million in fiscal 1996. The increase was the result of investment in corporate infrastructure including the addition of purchasing, accounting and information systems staff in conjunction with the Bryn Mawr and HiFi Buys acquisitions and the Company's accelerated growth strategy. As a percentage of total revenue, corporate general and administrative expenses increased to 6.1% in fiscal 1997 from 5.9% in fiscal 1996 due to lower than anticipated sales and the timing of the HiFi Buys acquisition.

     Amortization of Goodwill. Amortization of goodwill increased to $487,084, for fiscal 1997 from $129,273 for fiscal 1996. This increase is attributable to the additional goodwill recorded in connection with the HiFi Buys Acquisition, as well as a full year of goodwill amortization from the Bryn Mawr Acquisition.

     Interest Expense. Interest expense for fiscal 1997 increased $1.2 million to $1.8 million in fiscal 1997 from $616,879 in fiscal 1996. This increase was due to the issuance of the $15.0 million senior subordinated notes, the proceeds of which were used for the HiFi Buys Acquisition, as well as increased borrowings on the Company's revolving line of credit. As a percentage of total revenue, interest expense increased to 1.4% in fiscal 1997 from 0.8% in fiscal 1996.

     Income Taxes. For an analysis of changes in the Company's effective tax rate, see Note 10 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and for remodeling or relocating older stores. Additionally, the Company pursues an active acquisition strategy, and capital needs are created as acquisition opportunities are pursued.

     Historically, the Company's primary sources of financing have been net cash from operations and borrowings under its Credit Facility, with the exception of acquisitions, which have been funded through the sale of equity or subordinated notes. At September 30, 1998 and September 30, 1997, the Company's working capital was $18.3 million and $11.9 million, respectively. Cash provided by operations was $4.4 million for the year ended September 30, 1998. This increase is a result of $5.3 million in net income, an increase in accounts payable and accrued expenses of $2.3 million and depreciation and amortization of $3.9 million. This was offset by increases in inventory of $7.2 million and accounts receivable of $.7 million and a decrease in deferred warranty of $1.5 million, as well as minor changes in other operating accounts.

     Net cash used in investing activities during fiscal 1998 was approximately $9.0 million primarily used to open five new stores and relocate two stores. In addition $5.2 million was used to purchase a facility in Canton, Massachusetts to serve as the corporate headquarters, service center and distribution center. During fiscal 1997, net cash used in investing activities was $23.5 million, including $19.5 million for the HiFi Buys Acquisition. In addition, the Company used $4.0 million of cash to open four new stores and relocate or remodel one store. During fiscal 1996, net cash used in investing activities was $11.2 million. Of that amount, $8.4 million was used in the Bryn Mawr Acquisition and $2.8 million was used to open two new stores and remodel or relocate one store. There are no other material commitments for capital expenditures other than new store openings and remodeling or relocating existing stores in the next 12 months.

     On July 16, 1998, the Company completed an Initial Public Offering of 2,710,000 shares of common stock. The Company sold 2,200,000 shares and 510,000 shares were sold by existing shareholders. Net proceeds received by the Company were $32.2 million.

     The Company has used these net proceeds to repay (i) approximately $14.5 million in outstanding indebtedness under its existing Credit Agreement with BankBoston, N.A.; (ii) approximately $15.0 million in outstanding indebtedness under the Senior Subordinated Promissory Notes dated May 30, 1997 issued in connection with the HiFi Buys Acquisition; (iii) approximately $1.9 million in outstanding indebtedness under the Redemption Note dated November 28, 1995 issued in connection with a recapitalization pursuant to which the Company repurchased common stock from certain of its stockholders which amount includes a one-time payment of approximately $821,000 which became due, as contingent consideration for the common stock, to these stockholders upon the consummation of the IPO; and (iv) approximately $771,000 to repay outstanding indebtedness under the Subordinated Note dated May 30, 1997 issued in connection with the HiFi Buys acquisition.

     In connection with a repurchase of Common Stock and the Bryn Mawr Acquisition in fiscal 1996, the Company sold shares of preferred stock primarily to institutional investors for net proceeds of approximately $10.6 million and issued a $1.0 million subordinated note to certain of its selling stockholders. In connection with the HiFi Buys Acquisition in fiscal 1997, the Company sold shares of preferred stock primarily to institutional investors for net proceeds of approximately $6.8 million, issued $15.0 million of senior subordinated notes to institutional investors and issued a $1.2 million subordinated seller note, in addition to increasing the borrowing limit under its Credit Facility. See Notes 7 and 12 to the Consolidated Financial Statements of the Company and "Certain Transactions." At September 30, 1998, the Company had outstanding approximately $5.25 million under its Credit Facility.

     The Credit Facility currently has a maximum availability of $30.0 million and a maturity date of July 31, 2001, and is secured by the inventory of the Company and certain other assets.

     The Company believes that the net proceeds received from the Initial Public Offering together with the cash expected to be generated from operations, and available borrowings under the Credit Facility, will be sufficient to finance its working capital and capital expenditure requirements, exclusive of acquisitions, for at least the next 12 months.

     The Company's business is subject to seasonal variations. Historically, the Company has realized a significant portion of its total revenue and net income for the year during the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have a material adverse effect on financial condition and results of operations. The Company's quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

     On December 9, 1998, the Company reached an agreement in principle to acquire certain assets and liabilities of the retail operations of Home Entertainment, Inc. for consideration of approximately $8,200,000. The source of cash for the purchase price will be borrowings made under the Company's revolving line of credit. Home Entertainment, Inc. operates seven consumer electronics retail stores in the Dallas and Houston markets. The Company will continue the operation of the retail stores as well as the service and distribution facilities.

YEAR 2000 READINESS DISCLOSURE

     The Company has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete. Over 98% of the required coding conversions on information technology have occurred to date. The Company anticipates completing all known remaining coding conversions during the current fiscal year.

     The next phase of the Company's Year 2000 project, complete system testing, is scheduled to begin during the third quarter of the current fiscal year. Testing will continue for all existing systems and ongoing new releases and enhancements to ensure readiness.

     The total estimated cost of the conversion is negligible, and is being handled in due course by the Company's MIS department. These costs are an immaterial part of the Company's information technology budget. The Company's Information Systems Division has not deferred any information technology projects to address the Year 2000 issue.

     In addition to internal Year 2000 implementation activities, the Company is communicating with others with which our systems interface or on which they rely to determine the extent to which those companies are addressing their Year 2000 compliance. Testing is beginning in the third quarter of the current fiscal year and will continue through December 1999. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as utility companies or merchandise suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

     Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of communications links with certain store locations, loss of electric power, inability to process transactions, send purchase orders, or engage in similar normal business activities.

     To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on our actual testing experience with our supplier base and assessment of outside risks. We anticipate contingency plans to be in place by July 31, 1999.

     The cost of the conversions and the completion dates are based on management's best estimates and may be updated, as additional information becomes available.

IMPACT OF INFLATION

     Management does not believe that inflation has had a material adverse effect on the Company's results of operations. However, the Company cannot predict accurately the effect of inflation on future operating results.

SEASONALITY

     The Company's business is subject to seasonal variations. Historically, the Company has realized a significant portion of its total revenue and net income for the year during the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have a material adverse effect on financial condition and results of operations. The Company's quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards "SFAS" No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employer's Disclosures About Pensions and Other Post Retirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

     SFAS No. 130, 131 and 132 will be implemented during fiscal year 1999. Management does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

     SFAS No. 133 will be implemented during fiscal year 2000. Management is evaluating the effect of adopting of this statement and believes it will not have a material impact on the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


TWEETER HOME ENTERTAINMENT GROUP, INC.

Independent Auditors' Report.............................................   25

Consolidated Balance Sheets as of September 30, 1997 and 1998............   26

Consolidated Statements of Income for the Years Ended
  September 30, 1996, 1997 and 1998......................................   27

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended September 30, 1996, 1997 and 1998..................   28

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1996, 1997 and 1998......................................   29

Notes to Consolidated Financial Statements...............................   30

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tweeter Home Entertainment Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Tweeter Home Entertainment Group, Inc. as of September 30, 1997 and 1998, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


Boston, Massachusetts
November 24, 1998 (December 9, 1998 as to Note 16)

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 1,156,837    $   776,709
  Accounts receivable, net of allowance for doubtful
    accounts of $631,000 at September 30, 1997 and $560,000
    at September 30, 1998...................................    5,472,779      6,207,837
  Inventory.................................................   31,160,043     38,362,311
  Deferred tax assets.......................................    1,220,481      1,598,352
  Prepaid expenses and other current assets.................      822,904        590,788
                                                              -----------    -----------
  Total current assets......................................   39,833,044     47,535,997
  Property and equipment, net...............................   17,967,504     23,978,118
  Deferred tax assets.......................................       59,397             --
  Other assets, net.........................................      331,870         35,789
  Goodwill, net.............................................   20,496,115     20,093,107
                                                              -----------    -----------
    TOTAL...................................................  $78,687,930    $91,643,011
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $   400,000    $        --
  Amount due to bank........................................    4,948,702      4,071,310
  Accounts payable..........................................   11,456,967     10,663,216
  Accrued expenses..........................................    8,392,505     12,006,824
  Customer deposits.........................................    1,255,024      1,422,557
  Deferred warranty.........................................    1,509,481      1,109,325
                                                              -----------    -----------
    Total current liabilities...............................   27,962,679     29,273,232
                                                              -----------    -----------
LONG-TERM DEBT:
  Note payable to bank......................................   14,500,000      5,250,000
  Subordinated debt.........................................   16,387,816             --
                                                              -----------    -----------
    Total long-term debt....................................   30,887,816      5,250,000
                                                              -----------    -----------
OTHER LONG-TERM LIABILITIES:
  Rent related accruals.....................................    2,421,082      2,821,202
  Deferred warranty.........................................    2,175,577      1,066,251
  Deferred tax liabilities..................................           --      1,423,283
  Other long-term liabilities...............................      318,780        198,660
                                                              -----------    -----------
    Total other long-term liabilities.......................    4,915,439      5,509,396
                                                              -----------    -----------
    Total liabilities.......................................   63,765,934     40,032,628
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 9) REDEEMABLE
  CONVERTIBLE PREFERRED STOCK:
  Series A Convertible Preferred Stock, $.01 par value,
    authorized: 2,624,000 shares; 1,700,136 and 0 shares
    issued and outstanding in 1997 and 1998, respectively...   13,399,386             --
  Series B Convertible Preferred Stock, $.01 par value,
    authorized: 2,624,000 shares; 866,425 and 0 shares
    issued and outstanding in 1997 and 1998, respectively...    7,191,221             --
                                                              -----------    -----------
    Total...................................................   20,590,607             --
                                                              -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding............           --             --
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 2,755,202 shares issued in 1997; 7,521,763
    shares issued in 1998...................................       27,552         75,217
  Additional paid-in capital................................   (2,732,300)    46,840,737
  Retained earnings (deficit)...............................   (1,382,346)     6,701,244
  Note receivable from officer..............................      (31,500)            --
                                                              -----------    -----------
    Total...................................................   (4,118,594)    53,617,198
  Less treasury stock: 1,698,929 shares in 1997 and
    1,439,073 shares in 1998, at cost.......................   (1,550,017)    (2,006,815)
                                                              -----------    -----------
    Total stockholders' equity (deficit)....................   (5,668,611)    51,610,383
                                                              -----------    -----------
    TOTAL...................................................  $78,687,930    $91,643,011
                                                              ===========    ===========

                See notes to consolidated financial statements.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            YEARS ENDED SEPTEMBER 30,
                                                  ---------------------------------------------
                                                      1996            1997            1998
                                                  ------------    ------------    -------------

Total revenue...................................  $ 80,606,727    $132,525,037    $ 232,288,571
Cost of sales...................................   (51,816,041)    (86,314,918)    (151,265,382)
                                                  ------------    ------------    -------------
Gross profit....................................    28,790,686      46,210,119       81,023,189
Selling expenses................................    21,993,070      35,567,940       56,906,541
Corporate, general and administrative
  expenses......................................     4,715,697       8,102,190       11,127,540
Amortization of goodwill........................       129,273         487,084          917,442
                                                  ------------    ------------    -------------
Income from operations..........................     1,952,646       2,052,905       12,071,666
Interest expense................................       616,879       1,807,660        2,752,810
                                                  ------------    ------------    -------------
Income before income taxes......................     1,335,767         245,245        9,318,856
Income tax expense (benefit)....................      (453,448)         98,962        3,723,969
                                                  ------------    ------------    -------------
Income before extraordinary item................     1,789,215         146,283        5,594,887
                                                  ------------    ------------    -------------
Extraordinary item -- early extinguishment of
  debt (less applicable income taxes
  of $244,557)..................................            --              --          339,687
                                                  ------------    ------------    -------------
NET INCOME......................................  $  1,789,215    $    146,283    $   5,255,200
                                                  ============    ============    =============
Accretion of preferred stock....................     1,035,942       2,156,356        2,514,043
                                                  ------------    ------------    -------------
Net income (loss) available to common
  stockholders..................................  $    753,273    $ (2,010,073)   $   2,741,157
                                                  ============    ============    =============
Basic earnings per share:
  Income (loss) available to common stockholders
     before extraordinary item..................  $       0.39    $      (1.20)   $        1.24
  Extraordinary item............................            --              --            (0.14)
                                                  ------------    ------------    -------------
  Net income (loss).............................  $       0.39    $      (1.20)   $        1.10
                                                  ============    ============    =============
Diluted earnings per share:
  Income (loss) before extraordinary item.......  $       0.38    $      (1.20)   $        1.11
  Extraordinary item............................            --              --            (0.07)
                                                  ------------    ------------    -------------
  Net income (loss).............................  $       0.38    $      (1.20)   $        1.04
                                                  ============    ============    =============
Weighted-average shares outstanding:
  Basic.........................................     1,940,272       1,672,507        2,486,271
                                                  ============    ============    =============
  Diluted.......................................     1,983,137       1,672,507        5,033,803
                                                  ============    ============    =============

                See notes to consolidated financial statements.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               NOTE
                                             COMMON STOCK       ADDITIONAL     RETAINED     RECEIVABLE       TREASURY STOCK
                                          -------------------     PAID-IN      EARNINGS        FROM      -----------------------
                                           SHARES     AMOUNT      CAPITAL      (DEFICIT)     OFFICER      SHARES       AMOUNT
                                          ---------   -------   -----------   -----------   ----------   ---------   -----------

BALANCE, OCTOBER 1, 1995................  2,755,202   $27,552   $        --   $(2,453,479)   $(31,500)          --   $        --
  Treasury stock acquired...............                                                                 1,698,929    (1,550,017)
  Reclassification of undistributed
    losses upon Subchapter S
    revocation..........................                         (3,057,683)    3,057,683
  Subchapter S distributions............                                         (729,750)
  Accretion of Series A Convertible
    Preferred Stock.....................                                       (1,035,942)
  Net income............................                                        1,789,215
                                          ---------   -------   -----------   -----------    --------    ---------   -----------
BALANCE, SEPTEMBER 30, 1996.............  2,755,202    27,552    (3,057,683)      627,727     (31,500)   1,698,929    (1,550,017)
  Issuance of warrants in connection
    with subordinated debt offering.....                            325,383
  Accretion of Series A Convertible
    Preferred Stock.....................                                       (1,802,520)
  Accretion of Series B Convertible
    Preferred Stock.....................                                         (353,836)
  Net income............................                                          146,283
                                          ---------   -------   -----------   -----------    --------    ---------   -----------
BALANCE, SEPTEMBER 30, 1997.............  2,755,202    27,552    (2,732,300)   (1,382,346)    (31,500)   1,698,929    (1,550,017)
  Accretion of Series A Convertible
    Preferred Stock through July 16,
    1998................................                                       (1,640,863)
  Accretion of Series B Convertible
    Preferred Stock through July 16,
    1998................................                                         (873,180)
  Conversion of warrants................                                         (363,908)                (259,856)      363,908
  Additional payment for Treasury
    stock...............................                                                                                (820,706)
  Conversion of Series A Convertible
    Preferred Stock.....................  1,700,136    17,001    10,543,922     4,479,325
  Conversion of Series B Convertible
    Preferred Stock.....................    866,425     8,664     6,828,721     1,227,016
  Issuance of common stock, net.........  2,200,000    22,000    32,200,394
  Payment received on note receivable...                                                       31,500
  Net income............................                                        5,255,200
                                          ---------   -------   -----------   -----------    --------    ---------   -----------
BALANCE, SEPTEMBER 30, 1998.............  7,521,763   $75,217   $46,840,737   $ 6,701,244    $     --    1,439,073   $(2,006,815)
                                          =========   =======   ===========   ===========    ========    =========   ===========

                                              TOTAL
                                          STOCKHOLDERS'
                                             EQUITY
                                            (DEFICIT)
                                          -------------
BALANCE, OCTOBER 1, 1995................   $(2,457,427)
  Treasury stock acquired...............    (1,550,017)
  Reclassification of undistributed
    losses upon Subchapter S
    revocation..........................            --
  Subchapter S distributions............      (729,750)
  Accretion of Series A Convertible
    Preferred Stock.....................    (1,035,942)
  Net income............................     1,789,215
                                           -----------
BALANCE, SEPTEMBER 30, 1996.............    (3,983,921)
  Issuance of warrants in connection
    with subordinated debt offering.....       325,383
  Accretion of Series A Convertible
    Preferred Stock.....................    (1,802,520)
  Accretion of Series B Convertible
    Preferred Stock.....................      (353,836)
  Net income............................       146,283
                                           -----------
BALANCE, SEPTEMBER 30, 1997.............    (5,668,611)
  Accretion of Series A Convertible
    Preferred Stock through July 16,
    1998................................    (1,640,863)
  Accretion of Series B Convertible
    Preferred Stock through July 16,
    1998................................      (873,180)
  Conversion of warrants................            --
  Additional payment for Treasury
    stock...............................      (820,706)
  Conversion of Series A Convertible
    Preferred Stock.....................    15,040,248
  Conversion of Series B Convertible
    Preferred Stock.....................     8,064,401
  Issuance of common stock, net.........    32,222,394
  Payment received on note receivable...        31,500
  Net income............................     5,255,200
                                           -----------
BALANCE, SEPTEMBER 30, 1998.............   $51,610,383
                                           ===========

                See notes to consolidated financial statements.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------------------
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  1,789,215   $    146,283   $  5,255,200
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Extraordinary item........................................            --             --        566,145
  Depreciation and amortization.............................     1,383,235      2,798,404      3,920,362
  Loss on disposal of equipment.............................            --         18,845         58,749
  Deferred income tax provision (benefit)...................    (1,177,420)        71,040      1,104,809
  Changes in operating assets and liabilities, net of
    effects from acquisition of business:
    Increase in accounts receivable.........................      (631,945)    (1,251,986)      (703,558)
    Increase in inventory...................................    (2,411,139)    (6,534,336)    (7,202,268)
    (Increase) decrease in prepaid expenses and other
       current assets.......................................      (250,391)      (277,537)       185,123
    Increase (decrease) in accounts payable and accrued
       expenses.............................................       848,630       (936,490)     2,306,134
    Increase (decrease) in customer deposits................      (329,713)      (242,565)       167,533
    Increase in deferred rent...............................     1,441,315        357,195        400,120
    Decrease in deferred warranty...........................      (157,113)      (710,610)    (1,509,482)
    Increase (decrease) in other liabilities................            --        318,780       (120,120)
                                                              ------------   ------------   ------------
       Net cash provided by (used in) operating
         activities.........................................       504,674     (6,242,977)     4,428,747
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................    (2,865,784)    (3,972,465)    (8,996,521)
Proceeds from sale of property and equipment................            --             --         13,350
Acquisition of business.....................................    (8,368,208)   (19,539,800)            --
                                                              ------------   ------------   ------------
       Net cash used in investing activities................   (11,233,992)   (23,512,265)    (8,983,171)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to bank..........................................       390,000      3,067,959       (877,392)
Proceeds from long-term borrowings, net of debt issue
  costs.....................................................     1,994,594     20,668,128             --
Payments of long-term debt..................................            --       (100,000)   (26,350,000)
Subchapter S distributions..................................      (729,750)            --             --
Issuance of preferred stock.................................    10,560,926      6,837,385             --
Issuance of common stock....................................            --             --     32,222,394
Additional payment for treasury stock.......................            --             --       (820,706)
Treasury stock acquired.....................................    (1,550,017)            --             --
                                                              ------------   ------------   ------------
       Net cash provided by financing activities............    10,665,753     30,473,472      4,174,296
                                                              ------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       (63,565)       718,230       (380,128)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................       502,172        438,607      1,156,837
                                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $    438,607   $  1,156,837   $    776,709
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $    538,718   $  1,538,077   $  3,179,757
                                                              ============   ============   ============
  Taxes.....................................................  $    860,541   $    358,000   $  3,552,989
                                                              ============   ============   ============

                See notes to consolidated financial statements.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998


1.  BUSINESS OF THE COMPANY

     New England Audio Co., Inc. ("NEA") was organized as a Massachusetts corporation in 1972. On June 1, 1998 NEA effected a 1 for 1.524 reverse stock split. On June 5, 1998 NEA was reorganized as a Delaware holding company, whereby all of the holders of capital stock, options and warrants of NEA exchanged their NEA securities for identical securities of Tweeter Home Entertainment Group, Inc. ("TWEETER"), a Delaware corporation on a 1 for 1 basis. All share data in these consolidated financial statements reflect the impact of the reverse stock split and the reorganization. The consolidated financial statements include the accounts of NEA, the wholly owned subsidiary of TWEETER, and NEA Delaware Inc., a Delaware corporation, the wholly owned subsidiary of NEA (collectively referred to as the "Company"). On July 16, 1998, the Company completed an initial public offering ("IPO"). As discussed in Notes 3 and 12, the Series A Redeemable Convertible Preferred Stock and the Series B Redeemable Convertible Preferred Stock (collectively the "Preferred Stock") automatically converted into 2,566,561 shares of common stock upon the completion of the IPO. The accompanying consolidated financial statements reflect this conversion as of July 16, 1998.

     The company sells home audio, video, entertainment and electronic products through a chain of fifty-two retail stores in New England, Mid-Atlantic and Atlanta, Georgia markets. The Company operates under the names "Tweeter, Etc.," "Bryn Mawr Stereo & Video" and "HiFi Buys." The Company operates in a single business segment of retailing audio and video consumer electronic products.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Tweeter Home Entertainment Group, Inc. and its subsidiaries (the "Company"). All material intercompany transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents for balance sheet and cash flow statement purposes.

     INVENTORIES -- Inventories, which consist primarily of goods for resale, are stated at the lower of cost (average cost basis) or market.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets. Amortization of improvements to leased properties is based upon the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Furniture and fixtures are depreciated between three and seven years. Automobiles and trucks are depreciated over three years. Leasehold interests are amortized over the remaining lives of the leases. The purchased building is depreciated over a period of fifteen years.

     GOODWILL -- Goodwill and other acquisition costs are being amortized on a straight-line basis over periods from twelve to twenty-five years.

     OTHER ASSETS -- Other assets include deferred financing costs that are being amortized over the term of the financing, using the straight-line method, which approximates the interest method. Some of the deferred financing costs were written off during 1998 (see Note 14).

     FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS -- The fair value of the Company's assets and liabilities which constitute financial instruments as defined in Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," approximates their recorded value.

     LONG-LIVED ASSETS -- On an ongoing basis, the Company evaluates the carrying value of its long-lived assets based upon estimated future undiscounted cash flows relying on a number of factors, including operating results, business plans and certain economic projections. In addition, the Company's evaluation considers nonfinancial data such as changes in the operating environment, competitive information, market trends and business relationships.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

     ACCOUNTING FOR ESTIMATES -- In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company's consolidated financial statements include allowances for potential bad debts, obsolete inventory, goodwill, the useful lives of its long-lived assets, the recoverability of deferred tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and do not believe that any change in those assumptions in the near term would have a significant effect on the consolidated financial position or results of operations. Actual results could differ from these estimates.

     REVENUE RECOGNITION -- Revenue from merchandise sales is recognized upon shipment or delivery of goods. Service revenue is recognized when the repair service is completed.

     AUTOMATIC PRICE PROTECTION -- Under this program, if a customer purchases a consumer electronics product from one of the Company's stores and a competitor within twenty-five miles of the store advertises a lower price within thirty days, the Company automatically sends a check to the customer for the difference. The Company records the cost of its Automatic Price Protection policy to costs of sales, and carries a reserve based on management's estimate of future liability under the program.

     EXTENDED WARRANTY SERVICE CONTRACTS -- Except as noted in the following paragraphs, the Company offers extended warranty service contracts on behalf of an unrelated third party on most of its products. These contracts are on a nonrecourse basis to the Company. The Company includes revenues from the sale of extended warranty contracts in net sales and records as cost of sales the amounts due to the third party for the cost for such contracts at the time of sale as the earnings process has been completed.

     DEFERRED WARRANTY REVENUE -- On May 13, 1996 the Company acquired substantially all of the assets, and assumed some of the liabilities, of Bryn Mawr Radio and Television, Inc. and affiliate ("Bryn Mawr"). Bryn Mawr sold extended warranty contracts beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between twelve and sixty months. All revenue from the sale of extended warranty contracts sold through July 31, 1996 was deferred and the revenue is being amortized on a straight-line basis over the contract period. All costs related to the contracts are charged to expense when incurred. On August 1, 1996, the Company changed Bryn Mawr's warranty sales to a third-party provider, in conformance with the Company's practice of selling extended warranties. As part of the purchase, the Company assumed the liability for the deferred warranty on Bryn Mawr's books as of the transaction date.

     On May 30, 1997 the Company acquired certain assets and assumed certain liabilities of HiFi Buys, Inc. ("HiFi Buys"). HiFi Buys sold extended warranty contracts beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between twelve and sixty months. All revenue from the sale of extended warranty contracts sold through August 7, 1997 was deferred and the revenue is being amortized on a straight-line basis over the contract period. Sales commission costs related to the contracts were also deferred and the cost is being amortized on a straight-line basis over the contract period. On August 8, 1997, the Company changed HiFi Buys' warranty sales to a third-party provider, in conformance with the Company's practice of selling extended warranties. As part of the purchase, the Company assumed the liability for the deferred warranty on HiFi Buys' books as of the transaction date, and the sales that continued through August 7, 1997.

     INCOME TAXES -- Effective September 1, 1987, the stockholders elected to have the Company taxed as an S Corporation for federal and certain state corporate income tax purposes. As part of a recapitalization that occurred on November 28, 1995, the Company revoked the election made by it under Section 1362(a) of the Internal Revenue Code. Upon revocation, the Corporation was changed from tax treatment as an S Corporation to tax treatment as a C Corporation. As such, the Company became responsible for federal and certain state income taxes, which were formerly the responsibilities of its stockholders.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities or assets are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income and for loss carryforwards based on enacted tax laws and rates.

     STORE OPENING COSTS -- Costs of a noncapital nature incurred prior to store openings are expensed as incurred.

     STOCK-BASED COMPENSATION -- The Company, for the purposes of presentation in its financial statements, follows the precepts set forth in Accounting Principles Board Opinion No. 25 for computing compensatory aspects of stock-based compensation. In compliance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has disclosed the required pro forma effect on net income in Note 12.

     DEFERRED RENT AND RENTAL EXPENSE -- Minimum rent expense is recorded using the straight-line method over the related lease term. The difference between current payments required and rent expense is reflected as deferred rent.

     ADVERTISING -- Net costs for advertising, including electronic media, newspaper, buyer's guides and catalogs, which are expensed as incurred, amounted to $2,574,340, $3,561,573 and $3,957,746 for the years ended September 30, 1996,
1997 and 1998, respectively.

     EARNINGS (LOSS) PER SHARE -- The Company computed earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding, adjusted for the nominal issuance of certain warrants. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding, adjusted for the nominal issuance of certain warrants, shares of Preferred Stock outstanding, when dilutive, and dilutive potential common shares (common stock options and warrants).

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                       YEARS ENDED SEPTEMBER 30,
                                                ---------------------------------------
                                                   1996          1997           1998
                                                ----------    -----------    ----------

BASIC EARNINGS (LOSS) PER SHARE ("EPS"):
Numerator:
  Net income..................................  $1,789,215    $   146,283    $5,255,200
  Accretion of preferred stock dividends......   1,035,942      2,156,356     2,514,043
                                                ----------    -----------    ----------
Net income (loss) available to common
  stockholder's...............................     753,273     (2,010,073)    2,741,157
Denominator:
  Weighted average common shares
     outstanding..............................   1,570,641      1,302,876     2,116,640
  Nominal issuance of warrants................     369,631        369,631       369,631
                                                ----------    -----------    ----------
Weighted average shares outstanding...........   1,940,272      1,672,507     2,486,271
                                                ----------    -----------    ----------
Basic EPS.....................................  $     0.39    $     (1.20)   $     1.10
                                                ==========    ===========    ==========
DILUTED EARNINGS (LOSS) PER SHARE:
Numerator.....................................  $  753,273    $(2,010,073)   $5,255,200
Denominator:
  Weighted average common Shares
     outstanding..............................   1,940,272      1,672,507     2,486,271
  Potential common stock outstanding..........      42,865             --     2,547,532
                                                ----------    -----------    ----------
Total.........................................   1,983,137      1,672,507     5,033,803
                                                ----------    -----------    ----------
Diluted EPS...................................  $     0.38    $     (1.20)   $     1.04
                                                ==========    ===========    ==========

     RECENT ACCOUNTING PRONOUNCEMENTS -- The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employees' Disclosures About Pensions and Other Post

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

Retirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effect of adopting these Statements is not expected to be material to the Company's consolidated financial position or results of operations.

     RECLASSIFICATION -- Various financial statement amounts for 1996 and 1997 have been reclassified to conform to the classifications used in the September 30, 1998 consolidated financial statements.

3.  CHANGES IN CAPITAL STRUCTURE

     On July 16, 1998, the Company successfully completed an IPO of its common stock, resulting in net proceeds to the Company of $32.2 million, which was used to retire outstanding debt. The offering also required the mandatory conversion of all of the outstanding Preferred Stock into Common Stock, thereby eliminating significant rights enjoyed by the preferred stockholders, and significantly changing the capital structure of the Company. Among other rights, the Preferred Stock had redemption provisions that guaranteed the holders a minimum return on investment of 15% if the shares were redeemed. Mandatory redemption was to begin in 2001, if the Company had not successfully completed an IPO resulting in net proceeds to the Company of at least $15.0 million. In periods prior to the IPO, the Company accreted Preferred Stock to its redemption value with a charge to retained earnings. Upon conversion of the Preferred Stock to common stock, the Company eliminated all balances related to the Preferred Stock through retained earnings and additional paid-in capital.

4.  PROPERTY AND EQUIPMENT

     Major classifications of property and equipment are summarized below:

                                                          SEPTEMBER 30,
                                                    --------------------------
                                                       1997           1998
                                                    -----------    -----------
Leasehold improvements............................  $17,050,196    $18,942,726
Furniture and equipment...........................    8,380,734     10,185,549
Building..........................................           --      3,063,897
Land..............................................           --        940,000
Automobiles and trucks............................      247,950        370,074
Construction in progress..........................      865,503        475,912
Leasehold interests...............................      165,000        165,000
                                                    -----------    -----------
                                                     26,709,383     34,143,158
Less accumulated depreciation and amortization....    8,741,879     10,165,040
                                                    -----------    -----------
                                                    $17,967,504    $23,978,118
                                                    ===========    ===========

     Depreciation and amortization (excluding amortization of goodwill) for the fiscal years ended September 30, 1996, 1997 and 1998 aggregated $1,226,109, $2,258,121 and $2,913,808, respectively.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

5.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1997          1998
                                                     ----------    -----------

Compensation.......................................  $1,422,106     $2,465,064
Advertising........................................     900,952      1,832,127
Merchandise received not invoiced..................   1,576,413      1,748,947
Fringe benefits....................................     660,790      1,446,030
Sales taxes payable................................     616,764      1,069,249
Group insurance....................................     220,826        255,000
Federal Income Taxes Payable.......................     605,031             --
Other..............................................   2,389,623      3,190,407
                                                     ----------    -----------
                                                     $8,392,505    $12,006,824
                                                     ==========    ===========

6.  DEFERRED WARRANTY REVENUE

     As part of the acquisition of Bryn Mawr in May of 1996, the Company assumed the deferred revenue on Bryn Mawr's books at that time. Amortization of the deferred warranty revenue for the years ended September 30, 1996, 1997 and 1998 was $253,529, $468,418 and $326,247, respectively, (see Note 2). Self-funded extended warranty contract sales were $96,416 in the year ended September 30, 1996.

     As part of the acquisition of HiFi Buys on May 30, 1997, the Company assumed the deferred warranty revenue and expense related to the sale of self-funded extended warranty contracts on HiFi Buys' books at the date of the acquisition. Amortization of deferred warranty revenue was $478,145 and $1,183,234 for the years ended September 30, 1997 and 1998, respectively, (see
Note 2). Self-funded extended warranty contract sales were $276,720 in the year ended September 30, 1997.

7.  DEBT

     Long-term debt consists of the following:

                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1997           1998
                                                     -----------    ----------

Subordinated debt..................................  $16,787,816    $       --
Revolving term bank loan...........................   14,500,000     5,250,000
                                                     -----------    ----------
Subtotal...........................................   31,287,816     5,250,000
Less current portion...............................      400,000            --
                                                     -----------    ----------
                                                     $30,887,816    $5,250,000
                                                     ===========    ==========

     On November 28, 1995, as part of a recapitalization, the Company repurchased approximately 1,698,929 shares equaling 60% of its common stock from the Company's then principal stockholder for cash and subordinated debt of $550,017 and $1,000,000, respectively. The subordinated debt (the "Redemption Note") carried interest at an effective rate of 10.8% and became due upon the consummation of the Company's IPO. Interest was payable on a quarterly basis. The terms of the repurchase arrangement also required that should an IPO by the Company occur on or before June 30, 1999, an additional payment of $650,000 plus an amount equal to 9% interest per annum accruing on such amount from November 28, 1995 to the date of such offering be made (approximately $821,000 at the time of the effective date of the offering). This incremental payment would be made on the occurrence of an IPO, regardless of whether the Redemption Note was still

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

outstanding. This additional payment was made upon completion of the Company's IPO. Also on November 28, 1995, $363,590 of long-term debt due to officers and related parties was converted to Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") as part of the recapitalization. On May 13, 1996, the remaining balance of the long-term debt due to officers and related parties was converted to Series A Preferred Stock as part of the recapitalization.

     On May 13, 1996, in order to partially finance the acquisition of Bryn Mawr, the Company amended its loan agreement with the bank. Among other things, this amendment changed (a) the maximum balance from $6,000,000 to $12,000,000,
(b) the maturity date from September 30, 1997 to April 30, 1998, and (c) certain financial covenants, the most restrictive of which continued to be the maintenance of certain debt coverage and leverage ratios.

     On March 7, 1997, the Company amended its loan agreement with the bank, and entered into a Warrant and Debenture Commitment with certain of its stockholders. This financing enabled the Company to borrow from the bank an additional "Bridge Loan" of up to $2,000,000 due July 7, 1997. The proceeds of these borrowings were used to fund store expansions. As a condition of providing the Bridge Loan, the bank required a commitment from a third party to purchase the Bridge Loan prior to maturity. Certain participating stockholders of the Company entered into a Bridge Note Purchase Agreement with the bank, agreeing to purchase upon a put by the bank or upon the Company's request 10% Convertible Subordinated Debentures due 2000 (the "Debentures"), in an aggregate amount of $2,000,000. The Debentures were never issued because the related Bridge Loan was paid in full on May 30, 1997.

     To induce the participating stockholders to enter into the Warrant and Debenture Commitment, the Company issued warrants to the participating stockholders for each month that they remained obligated under the Warrant and Debenture Commitment. During the time that this commitment was in effect, the Company issued warrants to purchase an aggregate of 37,138 shares of the Company's common stock, with an exercise price of $6.46 per share and a term of five years. The Company repaid the Bridge Loan on May 30, 1997, and the obligations of the participating stockholders terminated under the Warrant and Debenture Commitment.

     On May 30, 1997, in order to partially finance the acquisition of HiFi Buys, the Company replaced its loan agreement with the bank with a new senior acquisition and working capital financing agreement. Among other things, this new agreement changed (a) the maximum balance from $14,000,000 to $20,000,000,
(b) the maturity date from April 30, 1998 to June 1, 2000, and (c) certain financial covenants, the most restrictive of which continued to be the maintenance of certain debt coverage and leverage ratios. The amount outstanding under the agreement totaled $14,500,000 at September 30, 1997, and was collateralized by the Company's inventory and certain other assets. The unpaid balances under this agreement bore interest at the lender's base rate, or LIBOR plus 2% if the Company committed the balances for a period of 30 days or more (8.16% at September 30, 1997).

     On May 30, 1997, as part of the acquisition of HiFi Buys, the Company entered into a subordinated debt financing with a predecessor of HFB Associates, LLC (the "Seller"), and issued a $1,200,000 subordinated term note to the Seller, with principal payments made in thirty-six equal installments monthly. The unpaid principal balance bears an annual interest rate of 9.5%. At September 30, 1997, the unpaid balance on this note was $1,100,000. The note was paid in full in July 1998. In addition, the Company issued warrants to the Seller to purchase 104,960 shares of common stock with a ten-year term and an exercise price of $8.08 per share.

     On May 30, 1997, in order to partially finance the acquisition of HiFi Buys, the Company entered into a senior subordinated debt financing with a group of institutional investors, and issued $15,000,000 of Senior Subordinated Promissory Notes (the "1997 Notes"), with warrants (see Note 12). The 1997 Notes bore an annual interest rate of 12% on the unpaid principal balance. Principal payments due under the 1997 Notes were $5,000,000 due on May 30 of 2002, 2003, and 2004. The 1997 Notes were paid in full upon the

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

completion of the Company's IPO. The detachable warrants issued with the 1997 Notes are exercisable for up to 629,566 shares of the Company's common stock, with an exercise price of $.002 per share. Because these warrants had a fair value of $325,383, such discount was recorded on the debt. The discount accreted over the term of the debt. The balance of the discount was charged to extraordinary items at the time of repayment of these Notes (see Note 14).

     As stated in Note 3, the Company completed an IPO of 2,710,000 shares of common stock on July 16, 1998. The Company sold 2,200,000 shares and 510,000 shares were sold by existing stockholders. Net proceeds received by the Company were $32,200,000. The Company has used these net proceeds to repay (i) approximately $14.5 million in outstanding indebtedness under its existing loan agreement with BankBoston, N.A.; (ii) approximately $15.0 million in outstanding indebtedness under the Senior Subordinated Promissory Notes dated May 30, 1997 issued in connection with the HiFi Buys acquisition; (iii) approximately $1.9 million in outstanding indebtedness under the Redemption Note dated November 28, 1995 issued in connection with a recapitalization pursuant to which the Company repurchased common stock from certain of its stockholders which amount includes a one-time payment of approximately $821,000 which became due to these stockholders upon the consummation of the IPO; and (iv) approximately $771,000 to repay outstanding indebtedness under the Subordinated Note dated May 30, 1997 issued in connection with the HiFi Buys acquisition.

     On July 20, 1998, the Company amended its loan agreement with the bank. Among other things, this amendment changed (a) the maximum balance from $20,000,000 to $30,000,000 (b) the maturity date from June 1, 2000 to July 31,
2001, and (c) certain financial covenants, the most restrictive of which continue to be the maintenance of certain debt coverage and leverage ratios. The amount outstanding under the agreement totaled $5,250,000 at September 30, 1998, and is collateralized by the Company's inventory, and certain other assets. The unpaid balances under this agreement bear interest at the lender's base rate, or LIBOR plus 2% if the Company commits the balances for a period of thirty days or more (base rate of 8.5% at September 30, 1998).

8.  EMPLOYEE SAVINGS PLAN

     In October 1985, the Company established an employee savings plan covering all employees. Under the terms of the plan, which was adopted under Section 401(k) of the Internal Revenue Code, the Company can match employee contributions. Such matching contributions cannot exceed the employer's established annual percentage of compensation, which was a maximum of 6% for the years ended September 30, 1996, 1997 and 1998. The Company's contribution expense was $75,000, $100,000 and $290,000 for the years ended September 30, 1996, 1997 and 1998, respectively.

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases most of its stores, installation centers, warehouses and administrative facilities under operating leases. The lives of these leases range from five to twenty years with varying renewal options. The leases provide for base rentals, real estate taxes, common area maintenance charges and, in some instances, for the payment of percentage rents based on sales volume. Rent expense for the years ended September 30, 1996, 1997 and 1998 was $3,163,095, $5,978,819 and $8,637,505 respectively. Percentage rent expense was, $64,964, $47,243 and $41,833 for the years ended September 30, 1996, 1997 and 1998, respectively.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

     Future minimum rental commitments under non cancelable operating leases as of September 30, 1998 are as follows:


Year ended September 30, 1999...................  $ 8,446,493
Year ended September 30, 2000...................    8,336,893
Year ended September 30, 2001...................    7,957,409
Year ended September 30, 2002...................    7,544,449
Year ended September 30, 2003...................    6,985,012
Thereafter......................................   38,053,030
                                                  -----------
     Total......................................  $77,323,286
                                                  ===========

     On June 23, 1998 the Company completed the purchase of a facility in Massachusetts to serve as the corporate headquarters, service center and distribution center in Massachusetts. The purchase price for this facility was $3.95 million, and the Company has spent an additional $1.40 million in related building improvements. The Company expects to finance the purchase and related improvements with a mortgage of $3.32 million.

     Effective upon the consummation of the IPO, the Company has entered into employment agreements with certain key employees. These agreements provide for continued employment with termination by either party. Under certain circumstances, the key employees could receive an amount up to three times their annual base salary.

10.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

     The provision (benefit) for income taxes under SFAS No. 109 consisted of the following:

                                                       YEARS ENDED SEPTEMBER 30,
                                                  ------------------------------------
                                                     1996         1997         1998
                                                  ------------------------------------

Current:
  Federal.......................................  $   563,777    $21,821    $2,081,039
  State.........................................      160,195      6,101       538,121
                                                  -----------    -------    ----------
                                                      723,972     27,922     2,619,160
Deferred:
  Current deferral..............................     (176,615)    71,040     1,104,809
  Tax rate increase on temporary differences
     resulting from the revocation of the S
     Corporation election.......................   (1,000,805)        --            --
                                                  -----------    -------    ----------
                                                  $  (453,448)   $98,962    $3,723,969
                                                  ===========    =======    ==========

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

     The tax effects of significant temporary differences comprising the Company's current and long-term net deferred tax assets are as follows:

                                                                   SEPTEMBER 30,
                                                             -------------------------
                                                                1997           1998
                                                             -------------------------

Accruals and reserves......................................  $   574,272    $1,129,773
Deferred revenue...........................................      646,209       468,579
                                                             -----------    ----------
Net deferred tax assets -- current.........................    1,220,481     1,598,352
                                                             -----------    ----------
Deferred rent..............................................    1,036,466     1,191,676
Depreciation...............................................      854,091       663,705
Deferred revenue...........................................      931,364       450,384
Amortization and other.....................................   (2,762,524)   (3,729,048)
                                                             -----------    ----------
Net deferred tax assets (liabilities) -- long-term.........       59,397    (1,423,283)
                                                             -----------    ----------
Total net deferred tax assets..............................  $ 1,279,878    $  175,069
                                                             ===========    ==========

     The Company has determined that it is more likely than not that it will fully realize the deferred tax assets. Consequently, no valuation allowance was established as of September 30, 1997 and September 30, 1998. A reconciliation between the statutory and effective income tax rates is as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                                      --------------------------
                                                       1996      1997      1998
                                                      ------     -----     -----

Statutory income tax rate...........................   34.0%     34.0%     34.0%
State income taxes net of federal benefit...........    5.8%      5.8%      5.5%
Change in tax status................................  (74.9)%      --%       --%
Other...............................................    1.2%      0.5%      0.5%
                                                      -----      ----      ----
Effective income tax rate...........................  (33.9)%    40.3%     40.0%
                                                      =====      ====      ====

11.  ACQUISITIONS

     BRYN MAWR -- On May 13, 1996, the Company acquired the principal operating assets and assumed certain liabilities of Bryn Mawr. This transaction has been accounted for as a purchase and, accordingly, the results of operations of the Company's business relating to Bryn Mawr have been included in the consolidated statements of income since the acquisition date. The allocation of the purchase price resulted in goodwill of $5,600,900, which is being amortized over twenty-five years using the straight-line method. The net assets acquired at fair market value on May 13, 1996 were allocated as follows:


Inventory...................................................  $ 5,043,100
Property and equipment......................................    6,860,400
Other assets................................................      837,800
Accounts payable and accrued expenses.......................   (9,689,300)
                                                              -----------
     Net assets acquired....................................    3,052,000
Total purchase price and related costs......................    8,652,900
                                                              -----------
     Goodwill...............................................  $ 5,600,900
                                                              ===========

     HIFI BUYS -- On May 30, 1997, the Company acquired the principal operating assets and assumed certain liabilities of HiFi Buys. This transaction has been accounted for as a purchase and, accordingly, the results of operations of the Company's business relating to HiFi Buys have been included in the consolidated

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

statements of income since the acquisition date. The allocation of the purchase price resulted in goodwill of $15,826,949, which is being amortized over twenty-five years using the straight-line method. The net assets acquired at fair market value on May 30, 1997 were allocated as follows:


Inventory...................................................  $ 9,273,400
Property and equipment......................................    2,771,700
Accounts receivable.........................................    1,428,800
Other assets................................................      236,500
Accounts payable and accrued expenses.......................   (9,483,100)
                                                              -----------
     Net assets acquired....................................    4,227,300
Total purchase price and related costs......................   20,054,249
                                                              -----------
     Goodwill...............................................  $15,826,949
                                                              ===========

     The following unaudited pro forma financial information reflects the consolidated results of operations for the Company for the years ended September 30, 1996 and 1997 as though the acquisitions had occurred on the first day of each fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results had the acquisitions been consummated on October 1, 1995 or results which may occur in the future.

                                                           YEARS ENDED SEPTEMBER 30,
                                                          ----------------------------
                                                              1996            1997
                                                          ------------    ------------

Net sales...............................................  $207,359,183    $196,462,686
Net income..............................................     1,441,943         625,748
Net income (loss) available to common stockholders......       406,001      (1,530,608)
Basic earnings (loss) per share.........................          0.21           (0.92)
Diluted earnings (loss) per share.......................          0.20           (0.92)

     The Company had also previously recorded approximately $809,000 of goodwill in connection with prior acquisitions.

     Accumulated amortization of goodwill was approximately $1,227,000 and $2,144,000 for the years ended September 30, 1997 and 1998, respectively.

12.  STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

     COMMON STOCK -- Holders of common stock are entitled to dividends if declared by the Board of Directors, and each share carries one vote. The common stock has no cumulative voting, redemption or preemptive rights.

     SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK -- Series A and Series B Convertible Preferred Stock were entitled to significant additional rights beyond those granted to the common stock. These classes of stock were converted to common stock upon the IPO of the Company's common stock on July 16, 1998 (see
Note 3). Some of the rights that previously existed on this class of stock are as follows:

          Voting Rights -- Each preferred share was entitled to one vote for each common stock into which it is then convertible.

          Representative Directors -- Holders of a majority of the shares of Series A and Series B Convertible Preferred Stock and Investor Common Stock, voting separately as a single class, were entitled to elect two members of the Board of Directors. Holders of Series A and Series B Convertible Preferred Stock were also entitled to elect additional members of the Board of Directors under certain circumstances.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

          Conversion Provisions -- All Convertible Preferred Stock was automatically convertible to common stock upon the completion of a public offering resulting in net proceeds to the Company of not less than $15,000,000. As of the date of the initial public offering (July 16, 1998), the conversion price under most circumstances of a Series A Preferred Share was $6.46. The conversion price of a Series B Preferred Share was $8.08. At the offering price of $17.00 per share, mandatory conversion was required under the terms of the Preferred Stock Agreement.

          Dividends -- No dividends shall were to be paid on the Common Stock unless the shares of Series A and Series B Convertible Preferred Stock received the same dividends that such shares would have received had they been converted into Common Stock prior to the record date for such dividend.

          Liquidation Preference -- In the event of involuntary liquidation, dissolution or winding up of the Company, each holder of Series A and Series B Convertible Preferred Stock was entitled to receive, prior and in preference to any distribution of any assets to holders of any other capital stock of the Company, the sum of (a) $6.46 or $8.08 per share for Series A and Series B, respectively, plus (b) an amount in the form of a dividend equal to a 15% rate of return compounded annually from the date of original issuance.

          Redemption Provisions -- Series A and Series B Convertible Preferred Stock were redeemable if (a) such redemption would not violate any of the existing subordination agreements between the Company and its Senior Lender, and (b) the Company had the consent of the Senior Subordinated Noteholders. Mandatory redemption of 6.5% of the total outstanding shares of both Series A and Series B, was required to occur on the last day of March, June, September and December commencing in 2001. The redemption price was equal to $6.46 per share for Series A and $8.08 per share for Series B, plus an amount in the form of a dividend equal to a 15% rate of return compounded annually and calculated from the original issue date. This Preferred Stock dividend was accreted using the interest method from the time of issuance, and this accretion was reversed upon the conversion to common stock.

          Reserved Shares -- As of September 30, 1997, there were 2,566,561 shares of common stock reserved for issuance upon conversion of the Preferred Stock. As of September 30, 1997 and 1998, there were 855,400 and 1,458,217 shares, respectively, of common stock reserved for issuance upon the exercise of options granted under the Company's Stock Option Plans.

     As of September 30, 1997 and 1998 there were 771,664 shares and 511,808 shares, respectively, of common stock issuable upon the exercise of outstanding warrants.

     On November 28, 1995 the Company purchased 1,698,929 shares of common stock from the former majority stockholder for $1,550,017 in cash and the Redemption Note. The terms of the repurchase arrangement also required that should an IPO by the Company occur on or before June 30, 1999, an additional payment of $650,000 plus an amount equal to 9% interest per annum accruing on such amount from November 28, 1995 to the date of such offering (approximately $821,000 at the time of the effective date of the Company's IPO). This incremental payment would be made on the occurrence of the IPO, regardless of whether the Redemption Note was still outstanding. Also on November 28, 1995, the Company authorized and issued 2,624,000 shares and 911,781 shares, respectively, of Series A Convertible Preferred Stock. In exchange for the shares issued, the Company received net cash proceeds of $5,469,110.

     On January 16, 1996, the Board of Directors authorized a ten-for-one stock split. All share data in these financial statements reflect the impact of the split (see Note 1).

     On May 13, 1996, the Company issued an additional 788,349 shares of Series A Convertible Preferred Stock for net proceeds to the Company of $5,091,818 in order to partially finance the acquisition of Bryn Mawr.

     During the period from March 7, 1997 through May 30, 1997, the Company issued warrants to purchase 37,138 shares of common stock to certain stockholders who participated in a Warrant and Debenture

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

Commitment relating to a Bridge Loan financing (see Note 7). The warrants have a five-year term and an exercise price of $6.46 per share. The Company hired an independent appraiser to determine the fair value of the warrants as of the issue date. The warrants were issued at or above the fair value of the underlying stock; consequently, the Company has not assigned value to nor recorded an expense for this warrant issuance. All of the warrants issued as part of this transaction were outstanding and exercisable at September 30, 1997 and September 30, 1998.

     On May 30, 1997, the Company issued 866,425 shares of Series B Convertible Preferred Stock for net proceeds to the Company of $6,837,385 in order to partially finance the acquisition of HiFi Buys. Series B Convertible Preferred Stock is subject to essentially the same terms and conditions as the Series A Convertible Preferred Stock, except that the conversion price of Series B is $8.08 per share.

     On May 30, 1997, the Company issued warrants to purchase 629,566 shares of common stock in connection with a subordinated debt offering in order to partially finance the acquisition of HiFi Buys. The warrants have a ten-year term, an exercise price of $.01, and are subject to certain transfer restrictions. The Company hired an independent appraiser to determine the fair value of the warrants as of the issue date. That value was appraised to be $0.517 per share. Accordingly, the Company placed an aggregate value on the warrants of $325,383. All of the warrants issued as part of this transaction were outstanding as of September 30, 1997 and 369,710 are outstanding as of September 30, 1998. These warrants became immediately exercisable upon the consummation of the Company's IPO.

     On May 30, 1997, the Company issued warrants to purchase 104,960 shares of common stock in connection with the subordinated debt issued to the seller of HiFi Buys. These warrants have a term of five years from the date of the IPO. The Company hired an independent appraiser to determine the fair value of the warrants as of the issue date. The warrants were issued at or above the fair value of the underlying stock; consequently, the Company has not assigned value to nor recorded an expense for these warrants. The warrants have an exercise price of $8.08 per share and are outstanding and exercisable at September 30, 1998.

     The weighted average exercise price for all warrants outstanding at September 30, 1997 and 1998, respectively, is $1.42 and $2.13. The following table summarizes information regarding stock warrants outstanding at September 30, 1998:


                                       NUMBER
                                    OUTSTANDING
                                        AND           WEIGHTED-
                       AVERAGE      EXERCISABLE        AVERAGE
                       EXERCISE   AT SEPTEMBER 30,    REMAINING
                        PRICES          1998         LIFE (YEARS)
                       --------   ----------------   ------------

                        $0.01         369,710            8.70
                         6.46          37,138            8.40
                         8.08         104,960            8.70
                        -----         -------            ----
                        $2.13         511,808            8.68


     INITIAL PUBLIC OFFERING -- On July 16, 1998, the Company completed an IPO of 2,710,000 shares of common stock. The Company sold 2,200,000 shares and 510,000 shares were sold by existing stockholders. Net proceeds received by the Company were $32.2 million. Net proceeds were used to repay indebtedness (see
Note 7). There were no payments made to directors or officers of the Company, or to persons owning ten percent or more of any class of equity securities of the Company or to any affiliate of the Company, except that the Company repaid approximately $5.0 million on account of a promissory note, as described in Note 7, to one of the institutional investors. This investor beneficially owned 11.2% of the Company's common stock, immediately prior to the Offering.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

     COMMON STOCK INCENTIVE PLANS -- In November of 1995, the Company implemented a stock option plan, under which incentive and nonqualified stock options may be granted to management, key employees and outside directors to purchase shares of the Company's common stock. The exercise price for incentive stock options for employees and nonqualified options for outside directors range from $.61 to $17.00 per share. Options are generally exercisable over a period from one to ten years from the date of the grant and are dependent on the vesting schedule associated with the grant. Options for 388,779, 568,274 and 658,076 shares were exercisable under the 1995 Stock Option Plan at September 30, 1996, 1997 and 1998, respectively. There were 30,438 shares available for future grants at September 30, 1997.

     On June 1, 1998, the Company terminated the 1995 Stock Option Plan, and adopted the 1998 Stock Option and Incentive Plan (the "1998 Plan") to provide incentives to attract and retain executive officers, directors, key employees and consultants. The aggregate number of shares of common stock issuable under the 1998 Plan is equal to 1,458,217. In addition, the number of shares of common stock issuable under the 1998 Plan will increase, on each anniversary date of the adoption of the 1998 Plan, to that number of shares equal to the lesser of
(i) 2% of the total number of shares of common stock that are issued and outstanding on a fully diluted basis on each such anniversary date or (ii) 150,000 shares of common stock. As options granted under the 1998 Plan are exercised, the number of shares represented by such previously outstanding options will again become available for issuance under the 1998 Plan up to a maximum of 100,000 shares of common stock annually. There were no shares exercisable under the 1998 Stock Option Plan at September 30, 1998. There were 1,458,217 shares available for future grants at September 30, 1998.

     The 1998 Plan is administered by the Compensation Committee of the Board of Directors, and will allow the Company to issue one or more of the following: stock options (incentive stock option's and non-qualified options), restricted stock awards, stock appreciation rights, common stock in lieu of certain cash compensation, dividend equivalent rights, performance shares and performance units (collectively, "Plan Awards"). The 1998 Plan will expire five years following its adoption. Awards made thereunder and outstanding at the expiration of the 1998 Plan will survive in accordance with their terms.

     In any plan year no more than 25% of the shares reserved for issuance under the 1998 Plan may be used for Plan Awards consisting of restricted stock. All grants of restricted stock under the 1998 Plan will be subject to vesting over seven years, subject, however, at the Administrator's discretion, to acceleration of vesting upon the achievement of specified performance goals.

     The 1998 Plan also provides for the grant or issuance of Plan Awards to directors of the Company who are not employees of the Company. These options will vest over a period of three years; provided such non-employee director is not removed before the end of his or her term. On June 1, 1998, the Board of Directors authorized the grant of options ("June 1998 Options") under the 1998 Plan, exercisable for a total of 209,988 shares of common stock, to certain officers, directors and employees of the Company. All such June 1998 Options were granted upon the consummation of the IPO, and the exercise price for all such June 1998 Options is $17.00 per share.

     The following summarizes transactions under the stock option plans:

                                                                                WEIGHTED-
                                                                                 AVERAGE
                                                NUMBER OF       PER SHARE       EXERCISE
                                                 SHARES       OPTION PRICE        PRICE
                                                ---------    ---------------    ---------

October 1, 1995
  Granted.....................................    604,424    $ 0.61 to $7.10     $ 2.31
  Exercised...................................         --                 --         --
  Canceled....................................         --                 --         --
                                                ---------                        ------
September 30, 1996............................    604,424    $ 0.61 to $7.10     $ 2.31


                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                                                                                WEIGHTED-
                                                                                 AVERAGE
                                                NUMBER OF       PER SHARE       EXERCISE
                                                 SHARES       OPTION PRICE        PRICE
                                                ---------    ---------------    ---------

  Granted.....................................    232,602    $ 6.46 to $8.08     $ 7.59
  Exercised...................................         --                 --         --
  Canceled....................................     11,289    $ 0.61 to $6.46     $ 1.77
                                                ---------                        ------
September 30, 1997............................    825,737    $ 0.61 to $8.08     $ 3.72
  Granted.....................................    229,270    $7.24 to $17.00     $15.74
  Exercised...................................         --                 --         --
  Canceled....................................     10,282    $ 0.61 to $7.24     $ 3.24
                                                ---------                        ------
September 30, 1998............................  1,044,725    $0.61 to $17.00     $ 6.48
                                                =========

     The following summarizes information about all stock options outstanding at September 30, 1998:

                                                        WEIGHTED-         NUMBER OF
                                        SHARES           AVERAGE           OPTIONS
                                     OUTSTANDING        REMAINING        EXERCISABLE
EXERCISE                           AT SEPTEMBER 30,    CONTRACTUAL     AT SEPTEMBER 30,
PRICES                                   1998          LIFE (YEARS)          1998
--------                           ----------------    ------------    ----------------

$ 0.61...........................       215,676            7.3             172,146
  0.67...........................       111,878            7.4             111,878
  1.52...........................       107,584            7.2             107,584
  6.46...........................       133,023            7.6              98,142
  7.10...........................        44,148            7.7              44,148
  7.24...........................       179,860            8.8              71,288
  8.08...........................        52,890            8.8              52,890
 14.21...........................           328            9.4                  --
 17.00...........................       199,338            3.3                  --
                                      ---------                            -------
Total............................     1,044,725            6.9             658,076
                                      =========                            =======

The weighted-average exercise price of all options outstanding as of September 30, 1997 and 1998 is $3.72 and $6.48, respectively.

     For purposes of determining the disclosure required by SFAS No. 123, the fair value of each stock option granted in 1996, 1997 and 1998 under the Company's stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

                                                            SEPTEMBER 30,
                                                         --------------------
                                                         1996    1997    1998
                                                         ----    ----    ----

Risk free interest rate................................  6.21%   5.69%   5.67%
Expected life of option grants (years).................   5.0     4.0     3.3
Expected volatility of underlying stock................  54.5%   54.5%   54.5%


     Had compensation cost for stock option grants during the years ended September 30, 1996, 1997 and 1998 been determined under the provisions of SFAS No. 123, the Company's net income would have been approximately $1,742,600, $136,000 and $5,033,000, respectively. Pro forma diluted earnings (loss) per share would have been $0.36, $(1.21) and $1.00 for the years ended September 30, 1996, 1997 and 1998, respectively.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

13.  RELATED PARTY TRANSACTIONS

     In May 1996, in connection with the acquisition of Bryn Mawr, the Company entered into a consulting agreement with Bryn Mawr's former owner and a former director of the Company ("BMFO") for a term of four years (the "Consulting Period"). This consulting agreement was amended as of April 23, 1997 and currently the Company is obligated to pay BMFO a monthly salary of approximately $21,000 for each month during the first year after the commencement date of the agreement, and approximately $4,200 for each month during years three and four of the Consulting Period plus out-of-pocket expenses. No compensation or expenses were to be paid to BMFO for the second year of the Consulting Period. The Company also entered into certain lease agreements for three facilities in Pennsylvania with an affiliate of BMFO. Total yearly payments under these agreements aggregates to approximately $670,000.

14.  EXTRAORDINARY ITEM

     In connection with the IPO on July 16, 1998, the Company recorded an extraordinary charge against current period income for the early extinguishment of debt. The Company wrote off deferred financing costs of $286,009 related to the 1997 Notes. The Company also wrote off $280,136 representing the unamortized portion of the discount related to the warrants issued in conjunction with the 1997 Notes. The gross amount of the extraordinary item was $566,145. The net effect of $339,687, after tax benefit of $226,458, was recorded in the consolidated statement of income as an extraordinary item.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the quarterly results of operations for the fiscal years ended September 30, 1997 and 1998, respectively.

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               DECEMBER 31,    MARCH 31,    JUNE 30,    SEPTEMBER 30,
                                                   1996          1997         1997          1997
                                               ------------    ---------    --------    -------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

FISCAL YEAR 1997
Total revenue................................    $34,988        $25,595     $28,211        $43,731
Gross profit.................................     12,300          9,102       9,659         15,149
Net income (loss)............................      1,350            (47)       (698)          (459)
Net income (loss) available to common
  stockholders...............................        896           (495)     (1,234)        (1,178)
Basic earnings (loss) per share..............       0.54          (0.30)      (0.74)         (0.70)
Diluted earnings (loss) per share............        0.4          (0.30)      (0.74)         (0.70)

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               DECEMBER 31,    MARCH 31,    JUNE 30,    SEPTEMBER 30,
                                                   1997          1998         1998          1998
                                               ------------    ---------    --------    -------------

FISCAL YEAR 1998
Total revenue................................    $74,617        $54,512     $49,676        $53,483
Gross profit.................................     25,381         19,468      17,419         18,754
Net income...................................      3,173          1,139         204            599
Net income (loss) available to common
  stockholders...............................      2,381            347        (588)           738
Basic earnings (loss) per share..............       1.42           0.21       (0.35)          0.11
Diluted earnings (loss) per share............       0.69           0.17       (0.35)          0.11


                     TWEETER HOME ENTERTAINMENT GROUP, INC.

16.  SUBSEQUENT EVENTS

     On December 9, 1998, the Company reached an agreement in principle to acquire certain assets and liabilities of the retail operations of Home Entertainment, Inc. for consideration of approximately $8,200,000. The source of cash for the purchase price will be borrowings made under the Company's revolving line of credit. Home Entertainment, Inc. operates seven consumer electronics retail stores in the Dallas and Houston markets. The Company will continue the operation of the retail stores as well as the service and distribution facilities.



                                   **********

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission on or about December 28, 1998 (the "1999 Proxy Statement"), under "Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the 1999 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Compensation Committee Report Regarding Executive Compensation" and the Performance Graph contained in the 1999 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the 1999 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1996, in connection with the acquisition of Bryn Mawr, the company entered into a consulting agreement with Bryn Mawr's former owner and a former director of the Company ("BMFO") for a term of four years (the "Consulting Period"). This consulting agreement was amended as of April 23, 1997 and currently the Company is obligated to pay BMFO a monthly salary of approximately $21,000 for each month during the first year after the commencement date of the agreement, and approximately $4,200 for each month during years three and four of the Consulting Period plus out-of-pocket expenses. No compensation or expenses were to be paid to BMFO for the second year of the Consulting Period. The Company also entered into certain lease agreements for three facilities in Pennsylvania with an affiliate of BMFO. Total yearly payments under these agreements aggregate approximately $670,000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     (a)(1) Consolidated Financial Statements. The Consolidated Financial Statements required to be filed have been enumerated on page 24 of this Annual Report on Form 10-K.

     (a)(2) Financial Statement Schedule.

             Independent Auditors' report on schedule
             Schedule II -- Valuation of Qualifying Accounts
             Schedule I, III, IV, V are omitted as they are not applicable

     (a)(3) Exhibits.

        See Exhibit Index

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.


December 10, 1998        By: /s/ JEFFREY STONE
-----------------            -------------------------------------------
Date                         Jeffrey Stone, President


December 10, 1998        By: /s/ JOSEPH MCGUIRE
-----------------            -------------------------------------------
Date                         Joseph McGuire, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 10, 1998        By: /s/ SAMUEL BLOOMBERG
-----------------            -------------------------------------------
Date                         Samuel Bloomberg, Chairman of the Board


December 10, 1998        By: /s/ JEFFREY STONE
-----------------            -------------------------------------------
Date                         Jeffrey Stone, Director and President


December 10, 1998        By: /s/ MICHAEL CRONIN
-----------------            -------------------------------------------
Date                         Michael Cronin, Director


December 10, 1998        By: /s/ JEFFREY BLOOMBERG
-----------------            -------------------------------------------
Date                         Jeffrey Bloomberg, Director


December 10, 1998        By: /s/ MATHEW BRONFMAN
-----------------            -------------------------------------------
Date                         Mathew Bronfman, Director


December 10, 1998        By: /s/ STEVEN FISCHMAN
-----------------            -------------------------------------------
Date                         Steven Fischman, Director

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Tweeter Home Entertainment Group, Inc.:

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional consolidated financial statement schedule of Tweeter Home Entertainment Group, Inc., listed in Item 14 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This financial statement schedule is the responsibility of the Company's management. Such financial statement schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


/s/ Deloitte & Touche LLP


Boston, Massachusetts
November 24, 1998

                                  SCHEDULE II

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                         ADDITIONS
                               BALANCE AT    ----------------------------------    DEDUCTIONS    BALANCE AT
                               BEGINNING     CHARGED TO COSTS      CHARGED TO        NET OF        END OF
DESCRIPTION                    OF PERIOD       AND EXPENSES      OTHER ACCOUNTS    WRITE-OFFS      PERIOD
-----------                    ----------    ----------------    --------------    ----------    ----------

Years ended
  September 30, 1998.........   631                 13                 --              84           560
  September 30, 1997.........   440                191                 --              --           631
  September 30, 1996.........    15                427                 --              2            440


                                                                      1748-AR-98

                                  EXHIBIT INDEX

(A) EXHIBITS:



EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

3.1    --  Certificate of Incorporation of the Company.(1)

3.2    --  Amended and Restated Certificate of Incorporation of the Company.(2)

3.3    --  Articles of Organization of New England Audio Co., Inc., as
           amended.(1)

3.4    --  By-Laws of the Company.(1)

3.5    --  Amended and Restated By-Laws of the Company.(2)

3.6    --  By-Laws of New England Audio Co., Inc.(1)

3.7    --  Form of Amended and Restated Certificate of Incorporation of the
           Company, to be effective immediately prior to the closing of the Offering.(2)

3.8    --  Form of Amended and Restated By-Laws of the Company, effective immediately prior to the closing of the Offering.(2)

4.1    --  Specimen Certificate representing the Common Stock.(3)

4.2    --  Form of Shareholders' Rights Agreement effective immediately prior to the closing of the Offering.(2)

5.1    --  Opinion of Goulston & Storrs, P.C. with respect to the legality of the shares offered.(4)

10.1   --  Amended and Restated Registration Rights Agreement, dated as of
           May 30, 1997, as amended, among the Company and the shareholders and warrantholders listed therein, as amended.(1)

10.2   --  Warrant Purchase Agreement among the Company, PNC Capital Corp,
           Seacoast Capital Partners, L.P. and Exeter Venture Lenders, L.P., dated as of May 30, 1997, as amended.(1)

10.3   --  Stock Purchase Warrant issued to PNC Capital Corp dated June 5, 1998 for 209,855 shares of Common Stock of the Company.(3)

10.4   --  Stock Purchase Warrant issued to Seacoast Capital Partners, L.P.
           dated June 5, 1998 for 209,855 shares of Common Stock of the Company.(3)

10.5   --  Stock Purchase Warrant issued to Exeter Venture Lenders, L.P. dated as of June 5, 1998 for 104,928 shares of Common Stock of the Company.(3)

10.6   --  Stock Purchase Warrant issued to Exeter Equity Partners, L.P. dated as of June 5, 1998 for 104,928 shares of Common Stock of the Company.(3)

10.7   --  Common Stock Warrant issued to HiFi Buys Incorporated dated June 5,
           1998 for 104,960 shares of Common Stock of the Company.(3)

10.8   --  Form of Common Stock Purchase Warrant dated June 5, 1998 issued by the Company pursuant to the Warrant and Debenture Commitment.(1)

10.11  --  Lease from James M. Salah of Boca Raton, Florida, as Trustee of JMS
           Realty Trust, to the Company for premises at 40 Hudson Road, Canton,
           Massachusetts, dated June 11, 1991.(1)

10.12  --  1995 Stock Option Plan.(1)

10.13  --  1998 Stock Option and Incentive Plan (incorporated by reference to
           Registrant's Registration Statement on Form S-8 (Reg. No. 333-67865)
           filed with the Commission on November 24, 1998)

10.14  --  1998 Outside Director Stock Plan (included as Section 12 of 1998
           Plan filed as Exhibit 10.13).(2)



EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

10.15  --  Employment Agreement between the Company and Samuel Bloomberg effective upon the Offering.(2)

10.16  --  Employment Agreement between the Company and Jeffrey Stone effective upon the Offering.(2)

10.17  --  Employment Agreement between the Company and Joseph McGuire effective upon the Offering.(2)

10.18  --  Employment Agreement between the Company and Fred Lokoff, dated as of May 13, 1996 and amended as of April 23, 1997.(1)

10.19  --  Employment Agreement between the Company and David Ginsburg, dated as of June 1, 1997.(1)

10.20  --  Asset Purchase Agreement, dated as of May 30, 1997, between the
           Company and HiFi Buys Incorporated.(1)

10.21  --  Purchase and Sale Agreement between Chadwick-Miller Inc. and New
           England Audio Co., Inc. for premises at 10 Pequot Way, Canton, MA, dated March 31, 1998.(1)

10.22  --  Progressive Retailers Organization, Inc. Policy and Procedures
           Manual.(1)

11     --  Statement Re Computation of Per Share Earnings.(2)

21.1   --  Subsidiaries of the Company.(2)

23.1   --  Consent of Deloitte & Touche LLP (Boston).(5)

24.1   --  Power of Attorney (included on Signature Page).(1)

27.1   --  Financial Data Schedule.(5)



---------------

(1) Incorporated herein by reference to the Exhibits of Tweeter Home Entertainment Group's Registration Statement on Form S-1, Registration Statement No. 333-51015, filed with the Commission on April 24, 1998.

(2) Incorporated herein by reference to the Exhibits of Tweeter Home Entertainment Group's Registration Statement on Form S-1, Registration Statement No. 333-51015, filed with the Commission on June 8, 1998.

(3) Incorporated herein by reference to the Exhibits of Tweeter Home Entertainment Group's Registration Statement on Form S-1, Registration Statement No. 333-51015, filed with the Commission on July 8, 1998.

(4) Incorporated herein by reference to the Exhibits of Tweeter Home Entertainment Group's Registration Statement on Form S-1, Registration Statement No. 333-51015, filed with the Commission on July 15, 1998.

(5) Filed herewith.