Form 10-Q
period 1998-12-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 1999-01-26
CIK 1060390

================================================================================

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended DECEMBER 31, 1998

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

                                 10 PEQUOT WAY
                                CANTON, MA 02021
          (Address of principal executive offices including zip code)

                                  781-830-3000
              (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               TITLE OF CLASS                         OUTSTANDING AT JANUARY 19, 1999
        Common Stock, $.01 par value                             6,292,512

================================================================================

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                                     INDEX

                                                                      PAGE
                                                                      ----
Part I.   FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September 30,
          1998 and December 31, 1998..................................    3

          Condensed Consolidated Statements of Operations For the
          Three Months Ended December 31, 1997 and 1998...............    4

          Condensed Consolidated Statements of Cash Flows For the
          Three Months Ended December 31, 1997 and 1998...............    5

          Notes to Unaudited Condensed Consolidated Financial
          Statements..................................................    6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8

Item 3    Quantitative and Qualitative Disclosures About Market Risk..   11

Part II.  OTHER INFORMATION...........................................   12

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1998
                                                              -------------    ------------
                                                                               (UNAUDITED)
                                          ASSETS

CURRENT ASSETS:
     Cash and cash equivalents..............................   $   776,709     $  3,912,650
     Accounts receivable, net of allowance for doubtful
       accounts of $560,000.................................     6,207,837       11,568,663
     Inventory..............................................    38,362,311       43,885,848
     Deferred tax assets....................................     1,598,352        1,598,352
     Prepaid expenses and other current assets..............       590,788          420,142
                                                               -----------     ------------
          Total current assets..............................    47,535,997       61,385,655
     Property and equipment, net............................    23,978,118       26,771,456
     Other assets, net......................................        35,789           72,660
     Goodwill, net..........................................    20,093,107       19,904,854
                                                               -----------     ------------
          TOTAL.............................................   $91,643,011     $108,134,625
                                                               ===========     ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Amount due to bank.....................................   $ 4,071,310     $  6,402,324
     Accounts payable.......................................    10,663,216       16,995,715
     Accrued expenses.......................................    12,006,824       19,729,731
     Customer deposits......................................     1,422,557        2,454,200
     Deferred warranty......................................     1,109,325        1,047,632
                                                               -----------     ------------
          Total current liabilities.........................    29,273,232       46,629,602
                                                               -----------     ------------
LONG-TERM DEBT:
     Note payable to bank...................................     5,250,000               --
                                                               -----------     ------------
OTHER LONG TERM LIABILITIES:
     Rent related accruals..................................     2,821,202        2,927,031
     Deferred warranty......................................     1,066,251          816,067
     Deferred tax liabilities...............................     1,423,283        1,423,283
     Other long-term liabilities............................       198,660          170,940
                                                               -----------     ------------
          Total other long-term liabilities.................     5,509,396        5,337,321
                                                               -----------     ------------
          Total liabilities.................................    40,032,628       51,966,923
                                                               -----------     ------------
STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value, 10,000,000 shares
       authorized, no shares issued and outstanding.........            --               --
     Common stock, $.01 par value, 30,000,000 shares
       authorized; 7,521,763 shares issued..................        75,217           75,217
     Additional paid in capital.............................    46,840,737       46,841,157
     Retained earnings......................................     6,701,244       10,964,766
                                                               -----------     ------------
          Total.............................................    53,617,198       57,881,140
     Less treasury stock: 1,439,073 shares in September 30,
       1998 and 1,229,251 shares in December 31, 1998, at
       cost.................................................    (2,006,815)      (1,713,438)
                                                               -----------     ------------
          Total stockholders' equity........................    51,610,383       56,167,702
                                                               -----------     ------------
          TOTAL.............................................   $91,643,011     $108,134,625
                                                               ===========     ============

      See notes to unaudited condensed consolidated financial statements.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1997             1998
                                                              ------------     ------------
Total revenue...............................................  $ 74,617,456     $ 86,784,153
Cost of sales...............................................   (49,236,638)     (57,233,284)
                                                              ------------     ------------
     Gross Profit...........................................    25,380,818       29,550,869
                                                              ------------     ------------
Selling expenses............................................    16,389,929       17,498,748
Corporate, general and administrative expenses..............     2,616,574        4,040,692
Amortization of goodwill....................................       221,301          215,400
                                                              ------------     ------------
Income from operations......................................     6,153,014        7,796,029
Interest expense............................................       864,948          200,498
                                                              ------------     ------------
Income before income taxes..................................     5,288,066        7,595,531
Income tax expense..........................................     2,115,232        3,038,212
                                                              ------------     ------------
NET INCOME..................................................  $  3,172,834     $  4,557,319
                                                              ============     ============
Accretion of preferred stock................................       791,820               --
                                                              ------------     ------------
Net income available to common stockholders.................  $  2,381,014     $  4,557,319
                                                              ============     ============
Basic earnings per share....................................  $       1.42     $       0.72
                                                              ============     ============
Diluted earnings per share..................................  $       0.69     $       0.64
                                                              ============     ============
Weighted average shares outstanding
     Basic..................................................     1,672,507        6,356,561
     Diluted................................................     4,589,499        7,102,100

      See notes to unaudited condensed consolidated financial statements.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 3,172,834    $ 4,557,319
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,057,177      1,084,598
     Gain on disposal of equipment..........................       (2,000)            --
     Changes in operating assets and liabilities:
       Increase in accounts receivable......................   (3,853,128)    (5,360,826)
       Increase in inventory................................   (1,871,769)    (5,523,537)
       Decrease in prepaid expenses and other assets........       18,433        103,570
       Increase in accounts payable and accrued expenses....   11,249,365     14,055,406
       Increase in customer deposits........................      993,551      1,031,643
       Increase in deferred rent............................      127,212        105,829
       Decrease in deferred warranty........................     (411,362)      (311,877)
       Decrease in other liabilities........................      (36,960)       (27,720)
                                                              -----------    -----------
          Net cash provided by operating activities.........   10,443,353      9,714,405
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (1,444,858)    (3,659,478)
  Proceeds from sale of property and equipment..............        2,000             --
                                                              -----------    -----------
          Net cash used in investing activities.............   (1,442,858)    (3,659,478)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Amount due to bank........................................    2,375,572      2,331,014
  Payments of long-term debt................................   (2,500,000)    (5,250,000)
  Payments of subordinated debt.............................     (100,000)            --
                                                              -----------    -----------
          Net cash used in financing activities.............     (224,428)    (2,918,986)
                                                              -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS.......................    8,776,067      3,135,941
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    1,156,837        776,709
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 9,932,904    $ 3,912,650
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $   669,905    $   567,287
                                                              ===========    ===========
     Taxes..................................................  $     7,000    $ 1,322,936
                                                              ===========    ===========

      See notes to unaudited condensed consolidated financial statements.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries ("Tweeter"), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter's Annual Report on Form 10-K for the year ended September 30, 1998.

2.  Accounting Policies

     The unaudited consolidated financial statements of Tweeter's have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. Tweeter typically records its highest revenue and earnings in the first fiscal quarter.

3.  Earnings per Share

     Tweeter computed earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share is calculated based on the weighted average number of common shares outstanding, adjusted for the nominal issuance of certain warrants. Diluted earnings per share is based on the weighted average number of common shares outstanding, adjusted for the nominal issuance of certain warrants, shares of preferred stock outstanding, when dilutive, and dilutive potential common shares (common stock options and warrants).

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
BASIC EARNINGS PER SHARE:
Numerator:
  Net income................................................  $3,172,834    $4,557,319
  Accretion of preferred stock dividends....................     791,820            --
                                                              ----------    ----------
Net income available to common stockholder's................   2,381,014     4,557,319
Denominator:
  Weighted average common shares outstanding................   1,512,670     6,196,724
  Nominal issuance of warrants..............................     159,837       159,837
                                                              ----------    ----------
Weighted average shares outstanding.........................   1,672,507     6,356,561
                                                              ----------    ----------
Basic earnings per share....................................  $     1.42    $     0.72
                                                              ==========    ==========

DILUTED EARNINGS PER SHARE:
Numerator...................................................  $3,172,834    $4,557,319
Denominator:
  Weighted average shares outstanding.......................   1,672,507     6,356,561
  Potential common stock outstanding........................   2,916,992       745,539
                                                              ----------    ----------
Total.......................................................   4,589,499     7,102,100
                                                              ----------    ----------
Diluted earnings per share..................................  $     0.69    $     0.64
                                                              ==========    ==========

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4.  Subsequent Events

     On January 13, 1999, Tweeter filed a registration statement with the Securities and Exchange Commission for a public offering of both primary shares and shares to be sold by certain selling stockholders.

     Tweeter expects that the proposed offering will consist of 2,500,000 shares of common stock, 2,000,000 of which will be offered by selling stockholders and 500,000 of which will be offered by Tweeter. The primary purposes of the offering are to provide an opportunity for Tweeter's early stage investors to sell a portion of their holdings in an orderly manner, and to raise cash for Tweeter for working capital and for potential acquisitions, including the recently announced agreement in principle to acquire certain assets of Home Entertainment of Texas, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter operates 53 stores under the Tweeter, etc., Bryn Mawr Stereo & Video and HiFi Buys names.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

     Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $12.2 million, or 16%, to $86.8 million in the three months ended December 31, 1998 from $74.6 million for the three months ended December 31, 1997. The increase was mainly comprised of $3.8 million from new stores and $7.1 million from comparable store sales growth. Comparable store sales increased by 10.6%, made up of a 11.9% increase at Tweeter, etc., a 23.9% increase at Bryn Mawr, and no change in comparable store sales at HiFi Buys. Sales performance for the first quarter of fiscal 1999 was fueled by new technology products. DVD players represented approximately 5.8% of total revenue for the three months ended December 31, 1998 as compared to approximately 2.2% of total revenue for the three months ended December 31, 1997. In addition, digital camcorders contributed to an increase in the average sales ticket.

     Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $8.0 million, or 16% to $57.2 million in the three months ended December 31, 1998 from $49.2 million in the three months ended December 31, 1997. Gross profit increased $4.2 million, or 16% to $29.6 million in the three months ended December 31, 1998 from $25.4 million for the three months ended December 31, 1997. The gross margin increased slightly to 34.1% from 34.0% last year. The increase in margin is primarily due to increased sales of new digital technology products, such as DVD players, digital televisions and digital camcorders. These digital products realize higher gross margin and higher average ticket than their analog counterparts. This increase was offset by growth in the video category relative to other categories that the Company sells. Video products generally realize lower gross margin than audio products. The Company expects sales of digital televisions to accelerate over the next few years, which will tend to increase video sales as a percentage of the Company's overall mix. It is a particular challenge for the Company to enact strategies such as its "Sell Audio with Video" strategy in order to offset the margin erosion that could occur due to an increase in sales of video products relative to the other categories of products that the Company sells.

     Selling Expenses. Selling expenses include the compensation of store personnel, occupancy, store level depreciation, advertising, preopening expenses and credit card fees and excludes corporate, general and administrative expenses. Selling expenses increased $1.1 million, or 7%, to $17.5 million in the three months ended December 31, 1998 from $16.4 million for the three months ended December 31, 1997. However, as a percentage of revenue, selling expenses decreased to 20.2% in the three months ended December 31, 1998 from 22.0% in the prior year period. This decrease was the result of leveraging the fixed portion of the selling expenses over a larger sales base, as well as continued execution of the Company's expense reduction initiatives.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of accounting, purchasing, information systems, human resources, training, executive officers and related support functions. Corporate, general and administrative expenses for the three months ended December 31, 1998 increased 54% to $4.0 million from $2.6 million for the three months ended December 31, 1997. As a percentage of total revenue, corporate general and administrative expenses increased to 4.7% for the three months ended December 31, 1998 from 3.5% for the prior year period. This increase was the result of increased administrative infrastructure, consisting of additional support personnel added since the comparable prior year period. The Company is continuing to build corporate infrastructure in anticipation of future acquisitions.

     Amortization of Goodwill. Amortization of goodwill decreased slightly to $215,000 in the three months ended December 31, 1998 from $221,000 in the three months ended December 31, 1997. The decrease was due to the goodwill associated with the repurchase of a franchise, which fully amortized during fiscal 1998.

     Interest Expense. Interest expense decreased to $201,000 in the three months ended December 31, 1998 from $865,000 in the three months ended December 31, 1997. The decrease was due to the Initial Public Offering consummated in July 1998 in which the proceeds received were used to pay off the majority of long term debt outstanding.

     Income Taxes. The effective tax rate for the quarters ended December 31, 1998 and December 31, 1997 was 40.0%.

     New Stores. On November 28, 1998, the Company opened its fifty-third store in Birmingham, Alabama. The 18,000 square foot facility includes a two bay mobile installation center and is operating under the HiFi Buys name. This store is purposely designed with a larger than average footprint, as it will house the local delivery operations for the Birmingham market, which is expected to have three stores by the spring of 2000.

     Seasonality. Tweeter's operations, in common with other retailers, are subject to seasonal influences. Historically, the Company has realized more of its revenue and net earnings in the first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since certain selling expenses and administrative expenses are relatively fixed during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9.7 million for the three-month period ended December 31, 1998 compared to $10.4 million for the three-month period ended December 31, 1997. Cash provided by operations in 1998 was primarily the result of $4.6 million in net income, an increase in accounts payable and accrued expenses of $14.1 million, an increase of $1.0 million in customer deposits and depreciation and amortization of $1.1 million. This was offset by increases in inventory of $5.5 million and accounts receivable of $5.4 million, as well as minor changes in other operating accounts.

     At December 31, 1998, working capital was $14.8 million, compared to $11.8 million at December 31, 1997. The ratio of current assets to current liabilities was 1.32 to 1 at December 31, 1998 and 1.28 to 1 at December 31, 1997.

     Capital expenditures for fiscal 1999 to date were $3.7 million, primarily used for the building of new stores and the re-siting of existing stores.

     Net cash used in financing activities during the quarter ended December 31, 1998 was approximately $2.9 million, comprised of payments of long term debt of $5.2 million, offset by $2.3 million of miscellaneous borrowings.

     The Company had available at December 31, 1998 a $30,000,000 revolving credit facility, and there were no balances outstanding at December 31, 1998.

     On January 13, 1999, Tweeter filed a registration statement with the Securities and Exchange Commission for a public offering of both primary shares and shares to be sold by certain selling stockholders.

     Tweeter expects that the proposed offering will consist of 2,500,000 shares of common stock, 2,000,000 of which will be offered by selling stockholders and 500,000 of which will be offered by the Company. The primary purposes of the offering are to provide an opportunity for Tweeter's early stage investors to sell a portion of their holdings in an orderly manner, and to raise cash for Tweeter for working capital and for potential acquisitions, including the recently announced agreement in principle to acquire assets of Home Entertainment of Texas, Inc.

     Tweeter believes that the net proceeds from the offering, together with cash generated by operations and available borrowings under its credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months and the proposed acquisition of Home Entertainment of Texas, Inc. If management pursues additional acquisitions within this period, however, such acquisitions could strain Tweeter's capital resources. Furthermore, due to the seasonality of its business, Tweeter's working capital needs are significantly higher the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those relating to Company growth and acquisitions, dependence on key personnel, the need for additional financings, competition and seasonal fluctuations, and those referred to in the Company's Registration Statement on Form S-1 (Reg. No. 333-70543), that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

YEAR 2000 COMPLIANCE

     Tweeter purchases and sells new mid to high-end consumer electronic products, which suppliers recently manufactured. Tweeter believes that it is unlikely that these products have Year 2000 problems or that, even if some products were not Year 2000 compliant, the warranty expenses to Tweeter would be material. As such, Tweeter does not intend to evaluate individual products. If a large quantity of these products, however, are non-compliant and consumers learn of this non-compliance, Tweeter could suffer a loss of sales.

SUPPLIERS

     Tweeter has begun contacting its suppliers to ensure that Year 2000 issues will not materially adversely affect its supply chain and inventory levels. Tweeter expects this process to be completed by August 1999. When Tweeter has compiled adequate information regarding the Year 2000 status of its major suppliers, Tweeter will formulate contingency plans based upon these assessments. Any failure of suppliers to provide inventory to Tweeter could have a material adverse effect on its results of operations and financial condition.

INTERNAL OPERATIONS

     Tweeter is currently evaluating its internal business systems, as well as its stores and storage facilities for Year 2000 problems. Tweeter has substantially completed its assessment of its internal systems and software, and believes that Year 2000 issues will not materially affect its business. Tweeter has already completed the majority of the required coding conversions on its information technology, including its patented Automatic Price Protection software. All of its other internal software, including its accounting software, is recently released, off-the-shelf applications, which is certified as compliant by their licensors. Tweeter anticipates identifying and completing all known remaining coding conversions during the current fiscal year.

     Although Tweeter anticipates minimal business disruption as a result of Year 2000 issues, possible consequences of non-compliance include, but are not limited to, loss of communications links with certain store locations, loss of electric power, loss of security systems, and inability to process transactions, send purchase orders or engage in similar normal business activities.

COSTS OF COMPLIANCE

     Tweeter estimates the total cost of Tweeter's Year 2000 compliance will not be material in amount. Tweeter has not hired any outside personnel to assess the scope of or provide solutions to Year 2000 problems.

Tweeter has not diverted material resources, including employee resources, and any costs expended are an immaterial part of its information technology budget.

     The Year 2000 expenses incurred to date and the completion dates are based on management's best estimates and may be updated as additional information becomes available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Tweeter's credit facility provides for borrowings which bear interest at variable rates based on either (i) the higher of BankBoston's Base Rate or the Federal Funds rate plus 0.50% or (ii) the London Interbank Offering Rate (LIBOR) plus an applicable margin varying from 100 to 175 basis points. Tweeter had no borrowings outstanding pursuant to the credit facility as of December 31, 1998. Tweeter believes that the effect, if any, of reasonably possible near-term changes in interest rates on Tweeter's financial position, results of operations, and cash flows should not be material.

     Currently, Tweeter does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

                          PART II.  OTHER INFORMATION

ITEM 5.  PENDING ACQUISITION

     On December 9, 1998, Tweeter reached an agreement in principle to acquire certain assets and assume certain liabilities of the retail operations of Home Entertainment of Texas, Inc. for cash consideration of approximately $8,200,000. Home Entertainment of Texas, Inc. operates seven consumer electronics retail stores in the Dallas and Houston markets. Tweeter expects to continue the operation of the retail stores as well as the service and distribution facilities. The closing of this acquisition is currently scheduled for February 1, 1999. The closing is subject to various conditions, however, including satisfactory completion of our due diligence investigation of Home Entertainment of Texas, Inc., which currently is underway, and negotiation and execution of a definitive asset purchase agreement. It is possible, therefore, that Tweeter may not complete the planned acquisition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT                             DESCRIPTION
    -------                             -----------

      27                                Financial Data Schedule


     (b) Reports on Form 8-K.

     On December 10, 1998, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce the acquisition of the retail operations of Home Entertainment of Texas, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TWEETER HOME ENTERTAINMENT GROUP,
                                            INC.

                                            BY:     /s/ JOSEPH MCGUIRE
                                             ----------------------------------
                                               JOSEPH MCGUIRE, CHIEF FINANCIAL
                                                            OFFICER

Date: January 27, 1998