Form 10-Q
period 1999-03-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 1999-05-07
CIK 1060390

--------------------------------------------------------------------------------




                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

                        Commission file number: ________


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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            TITLE OF CLASS                       OUTSTANDING AT MAY 6, 1999
     Common Stock, $.01 par value                         7,524,023

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                                     INDEX

                                                                                                               PAGE
                                                                                                               ----

Part I.   FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 1998 and March 31, 1999...............       3

          Condensed Consolidated Statements of Income For the Six and Three Months Ended
          March 31, 1998 and 1999.........................................................................       4

          Condensed Consolidated Statements of Cash Flows For the Six Months Ended
          March 31, 1998 and 1999.........................................................................       5

          Notes to Unaudited Condensed Consolidated Financial Statements..................................       6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations...........       9

Item 3    Quantitative and Qualitative Disclosures About Market Risk......................................      13

Part II.  OTHER INFORMATION...............................................................................      14

                    TWEETER HOME ENTERTAINMENT GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                              SEPTEMBER 30,      MARCH 31,
                                                                                                   1998            1999
                                                                                              -------------    -------------
                                                                                                                 (UNAUDITED)

ASSETS
CURRENT ASSETS:
        Cash and cash equivalents ........................................................     $   776,709     $  14,615,729
        Accounts receivable, net of allowance for doubtful accounts of $560,000
           at September 30, 1998 and $560,714 at March 31, 1999 ..........................       6,207,837         8,204,744
        Inventory ........................................................................      38,362,311        44,438,726
        Deferred tax assets ..............................................................       1,598,352         1,598,352
        Prepaid expenses and other current assets ........................................         590,788           335,640
                                                                                               -----------     -------------
             Total current assets ........................................................      47,535,997        69,193,191
        Property and equipment, net ......................................................      23,978,118        29,760,028
        Other assets, net ................................................................          35,789            33,142
        Goodwill, net ....................................................................      20,093,107        23,713,977
                                                                                               -----------     -------------
             TOTAL .......................................................................     $91,643,011     $ 122,700,338
                                                                                               ===========     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Amount due to bank ...............................................................     $ 4,071,310     $   5,479,415
        Accounts payable .................................................................      10,663,216         8,371,540
        Accrued expenses .................................................................      12,006,824        17,791,505
        Customer deposits ................................................................       1,422,557         2,016,191
        Deferred warranty ................................................................       1,109,325           995,218
                                                                                               -----------     -------------
             Total current liabilities ...................................................      29,273,232        34,653,869
                                                                                               -----------     -------------

LONG-TERM DEBT:
        Note payable to bank .............................................................       5,250,000                --
                                                                                               -----------     -------------

OTHER LONG TERM LIABILITIES:
        Rent related accruals ............................................................       2,821,202         3,035,360
        Deferred warranty ................................................................       1,066,251           582,363
        Deferred tax liabilities .........................................................       1,423,283         1,423,283
        Other long-term liabilities ......................................................         198,660           138,600
                                                                                               -----------     -------------
             Total other long-term liabilities ...........................................       5,509,396         5,179,606
                                                                                               -----------     -------------
             Total liabilities ...........................................................      40,032,628        39,833,475
                                                                                               -----------     -------------

STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares
           issued and outstanding ........................................................              --                --
        Common stock, $.01 par value, 30,000,000 shares authorized;
           7,521,763 shares issued in September 30, 1998 and
           8,492,922 in March 31,1999 ....................................................          75,217            84,929
        Additional paid-in capital .......................................................      46,840,737        72,269,731
        Retained earnings ................................................................       6,701,244        12,404,609
             Total .......................................................................      53,617,198        84,759,269
        Less treasury stock: 1,439,073 shares in September 30, 1998 and
           1,012,538 shares in March 31, 1999 , at cost ...................................     (2,006,815)       (1,892,406)
                                                                                               -----------     -------------
             Total stockholders' equity ..................................................      51,610,383        82,866,863
                                                                                               -----------     -------------
             TOTAL .......................................................................     $91,643,011     $ 122,700,338
                                                                                               ===========     =============





       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                  Three Months Ended                    Six Months Ended
                                                                       March 31,                            March 31,
                                                             ------------------------------      ------------------------------
                                                                 1998              1999              1998              1999
                                                             ------------      ------------      ------------      ------------

Total revenue ..........................................     $ 54,512,256      $ 62,236,297      $129,129,712      $149,020,450
Cost of sales ..........................................      (35,043,718)      (39,899,306)      (84,280,356)      (97,132,590)
                                                             ------------      ------------      ------------      ------------
     Gross Profit ......................................       19,468,538        22,336,991        44,849,356        51,887,860
Selling expenses .......................................       13,817,724        16,423,470        30,207,653        33,922,218
Corporate, general and administrative expenses .........        2,770,777         3,221,843         5,387,351         7,262,535
Amortization of goodwill ...............................          234,612           255,400           455,913           470,800
                                                             ------------      ------------      ------------      ------------
Income from operations .................................        2,645,425         2,436,278         8,798,439        10,232,307
Interest expense .......................................          745,498            36,540         1,610,446           237,038
                                                             ------------      ------------      ------------      ------------
Income before income taxes .............................        1,899,927         2,399,738         7,187,993         9,995,269
Income tax expense .....................................          759,966           959,895         2,875,198         3,998,107
                                                             ------------      ------------      ------------      ------------
NET INCOME .............................................     $  1,139,961      $  1,439,843      $  4,312,795      $  5,997,162
                                                             ============      ============      ============      ============
Accretion of preferred stock ...........................          791,820              --           1,583,640              --
                                                             ------------      ------------      ------------      ------------
Net income available to common stockholders ............     $    348,141      $  1,439,843      $  2,729,155      $  5,997,162
                                                             ============      ============      ============      ============

Basic earnings per share ...............................     $       0.21      $       0.20      $       1.63      $       0.88
                                                             ============      ============      ============      ============

Diluted earnings per share .............................     $       0.17      $       0.18      $       0.93      $       0.78
                                                             ============      ============      ============      ============

Weighted average shares outstanding
   Basic ...............................................        1,672,507         7,259,262         1,672,506         6,851,372
   Diluted .............................................        2,055,697         8,113,497         4,615,999         7,684,116




       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     TWEETER HOME ENTERTAINMENT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)






                                                                                       SIX MONTHS ENDED MARCH 31,
                                                                                    --------------------------------
                                                                                       1998                 1999
                                                                                    -----------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................    $ 4,312,795         $  5,997,162
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ............................................      1,928,655            2,365,578
      Deferred income tax provision (benefit) ..................................       (104,747)                  --
      Changes in operating assets and liabilities, net of effects from acquisition of business:
          Increase in accounts receivable ......................................     (1,923,533)          (1,635,233)
          Increase in inventory ................................................     (4,311,074)          (2,483,768)
          Decrease (increase) in prepaid expenses and other current assets .....       (231,810)             279,642
          Increase in accounts payable and accrued expenses ....................      2,395,675            3,291,767
          Increase in customer deposits ........................................        374,130              208,140
          Increase in deferred rent ............................................        249,341              214,158
          Decrease in deferred warranty ........................................       (799,591)            (597,995)
          Decrease in other liabilities ........................................        (60,060)             (60,060)
                                                                                    -----------         ------------
               Net cash provided by operating activities .......................      1,829,781            7,579,391
                                                                                    -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...........................................     (1,343,454)          (6,319,867)
  Acquisition of business, net of cash acquired ................................             --           (8,837,927)
                                                                                    -----------         ------------
               Net cash used in investing activities ...........................     (1,343,454)         (15,157,794)
                                                                                    -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amount due to bank ...........................................................       (904,356)           1,408,105
  Proceeds from long-term borrowings ...........................................        600,000                   --
  Payments of long term debt ...................................................             --           (5,250,000)
  Payments of subordinated debt ................................................       (200,000)                  --
  Issuance of common stock, net of issuance costs ..............................             --           24,433,242
  Other equity transactions ....................................................             --              826,076
                                                                                    -----------         ------------
               Net cash (used)  provided by financing activities ...............       (504,356)          21,417,423
                                                                                    -----------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................        (18,029)          13,839,020
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................      1,156,837              776,709
                                                                                    -----------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................    $ 1,138,808         $ 14,615,729
                                                                                    ===========         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ...................................................................    $ 1,880,120         $    218,328
                                                                                    ===========         ============
    Taxes ......................................................................    $ 1,080,496         $  2,613,936
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

2.  Accounting Policies

    The unaudited consolidated financial statements of Tweeter have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the six-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. Tweeter typically records its highest revenue and earnings in the first fiscal quarter.

3.  Earnings per Share

    Tweeter computed earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is calculated based on the weighted average number of common shares outstanding, adjusted for the nominal issuance of certain warrants. Diluted earnings per share is based on the weighted average number of common shares outstanding, adjusted for the nominal issuance of certain warrants, shares of preferred stock outstanding, when dilutive, and dilutive potential common shares (common stock options and warrants).

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:


                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 MARCH 31,                           MARCH 31,
                                                       ----------------------------        ----------------------------
                                                          1998              1999              1998              1999
                                                       ----------        ----------        ----------        ----------

BASIC EARNINGS PER SHARE:
Numerator:
  Net income                                           $1,139,961        $1,439,843        $4,312,795        $5,997,162
  Accretion of preferred stock dividends                  791,820                --         1,583,640                --
                                                       ----------        ----------        ----------        ----------
Net income available to common stockholders               348,141         1,439,843         2,729,155         5,997,162

Denominator:
  Weighted average common shares outstanding            1,587,552         7,174,307         1,501,278         6,680,144
  Nominal issuance of warrants                             84,955            84,955           171,229           171,229
                                                       ----------        ----------        ----------        ----------
Weighted average shares outstanding                     1,672,507         7,259,262         1,672,507         6,851,372
                                                       ----------        ----------        ----------        ----------
Basic earnings per share                               $     0.21        $     0.20        $     1.63        $     0.88
                                                       ==========        ==========        ==========        ==========

DILUTED EARNINGS PER SHARE:
Numerator                                              $  348,141        $1,439,843        $4,312,795        $5,997,162
Denominator:
  Weighted average shares outstanding                   1,672,507         7,259,262         1,672,507         6,851,372
  Potential common stock outstanding                      383,190           854,235         2,943,493           832,743
                                                       ----------        ----------        ----------        ----------
Total                                                   2,055,697         8,113,497         4,616,000         7,684,116
                                                       ----------        ----------        ----------        ----------
Diluted earnings per share                             $     0.17        $     0.18        $     0.93        $     0.78
                                                       ==========        ==========        ==========        ==========

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4.  Follow-on Offering

    In February 1999, Tweeter completed a follow-on public offering of 2,875,00 shares of common stock, including the underwriters' over allotment option. The primary purpose of the offering was to provide the opportunity for Tweeter's early stage investors to sell a portion of their holdings in an orderly manner, and to raise cash for Tweeter's working capital and for potential acquisitions, including the February 1, 1999 acquisition of Home Entertainment of Texas, Inc. The Company sold 875,000 shares in the offering and selling stockholders sold 2,000,000 shares. Net proceeds to the Company from the offering were approximately $24,400,000.

5.  Recent Acquisitions

    On February 1, 1999, the Company acquired the principal operating assets and assumed certain liabilities of Home Entertainment of Texas, Inc. This transaction has been accounted for as a purchase and, accordingly, the results of operations of the Company's business relating to Home Entertainment have been included in the consolidated statements of income since the acquisition date. The allocation of the purchase price resulted in goodwill to date of approximately $4,078,000, which is being amortized over twenty-five years using the straight-line method. The net assets acquired at fair market value on February 1, 1999 were allocated as follows:

Inventory                                               $3,592,000
Property and equipment                                   1,351,000
Accounts receivable                                        362,000
Other assets                                                42,000
Accrued expenses and customer deposits                    (587,000)
                                                        ----------
     Net assets acquired                                 4,760,000
Total purchase price and related costs                   8,838,000
                                                        ----------
     Goodwill                                           $4,078,000
                                                        ==========

    The following unaudited pro forma financial information reflects the consolidated results of operations for the Company for the six months ended March 31, 1999 and 1998 as though the acquisition had occurred on the first day of each fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results or results which may occur in the future, had the acquisition been consummated at the beginning of each fiscal year.


                                          Six months ended March 31,
                                       --------------------------------
                                           1998                1999
                                       ------------        ------------

Net sales                              $141,737,527        $158,284,689
Net income                                4,638,974           6,375,603
Net income available to
   common stockholders                    3,055,334           6,375,603
Basic earnings per share                       1.83                0.93
Diluted earnings per share                     1.00                0.83

6.  Subsequent Events

    On April 9, 1999, Tweeter filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission.

    The registration statement related to 2,000,000 shares of common stock of Tweeter Home Entertainment Group, Inc. These shares may be issued from time to time in the future by Tweeter in connection with its acquisition of the assets, business or securities of other companies, whether by purchase, merger or any other form of business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter operates 61 stores under the Tweeter, etc., Bryn Mawr Stereo & Video, HiFi Buys and Home Entertainment names.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

    Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $7.7 million, or 14.2%, to $62.2 million in the three months ended March 31, 1999 from $54.5 million for the three months ended March 31, 1998. The increase was mainly comprised of $3.7 million from new stores and $3.3 million from the acquisition of Home Entertainment of Texas. Comparable store sales, excluding Home Entertainment increased by 1.0%. New technology products help both sales and gross margin performance for the second quarter of fiscal 1999. DVD players represented approximately 4.1% of total revenue for the three months ended March 31, 1999, as compared to 2.1% for the same period in the prior year and grew in absolute sales dollars by 128%. Camcorder business is up 23% and our receiver business is up 28%, much of this increase is being driven by new digital products.

    Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $4.9 million, or 13.9% to $39.9 million in the three months ended March 31, 1999 from $35.0 million in the three months ended March 31, 1998. Gross profit increased $2.9 million, or 14.7% to $22.3 million in the three months ended March 31, 1999 from $19.5 million for the three months ended March 31, 1998. The gross margin percentage increased 20 basis points to 35.9% from 35.7% last year. The increase in margin is primarily due to increased sales of new digital technology products, such as DVD players, digital televisions and digital camcorders. These digital products realize higher gross margin and higher average ticket than their analog counterparts. This increase was offset by growth in the video category relative to other categories that Tweeter sells. Video products generally realize lower gross margin than audio products. Tweeter expects sales of digital televisions to accelerate over the next few years, which will tend to increase video sales as a percentage of the Company's overall mix. It is a particular challenge for Tweeter to enact strategies such as its "Sell Audio with Video" strategy in order to offset the margin erosion that could occur due to an increase in sales of video products relative to the other categories of products that Tweeter sells.

    Selling Expenses. Selling expenses include the compensation of store personnel, occupancy, store level depreciation, advertising, preopening expenses and credit card fees and excludes corporate, general and administrative expenses. Selling expenses increased $2.6 million, or 18.9%, to $16.4 million in the three months ended March 31, 1999 from $13.8 million for the three months ended March 31, 1998. As a percentage of revenue, selling expenses increased to 26.4% in the three months ended March 31, 1999 from 25.3% in the prior year period. This increase was primarily due to heavier than normal advertising spending in new markets, particularly Alabama and Texas, as well as a small decrease in cooperative advertising funds as compared to the prior year. Additionally, Tweeter incurred heavier than normal payroll expense in the newly acquired Home Entertainment stores as Tweeter guaranteed year over year earnings to the staff during February.

    Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of accounting, purchasing, information systems, human resources, training, executive officers and related support functions. Corporate, general and administrative expenses for the three months ended March 31, 1999 increased 16.3% to $3.2 million from $2.8 million for the three months ended March 31, 1998. As a percentage of total revenue, corporate general and administrative expenses increased to 5.2% for the three months ended March 31, 1999 from 5.1% for the prior year period. This increase was the result of increased administrative infrastructure, consisting of additional support personnel added since the comparable prior year period. Tweeter is continuing to build corporate infrastructure in anticipation of future acquisitions.

    Amortization of Goodwill. Amortization of goodwill increased slightly to $255,000 in the three months ended March 31, 1999 from $235,000 in the three months ended March 31, 1998 The increase was due to the Home Entertainment acquisition on February 1, 1999 offset partially by the goodwill associated with the repurchase of a franchise, which fully amortized during fiscal 1998.

    Interest Expense. Interest expense decreased to $37,000 in the three months ended March 31, 1999 from $745,000 in the three months ended March 31, 1998. The decrease was due to the Initial Public Offering completed in July 1998 and the Follow-on Offering completed in February 1999 in which the proceeds received were used to pay off all long term debt outstanding.

    Income Taxes. The effective tax rate for the quarters ended March 31, 1999 and March 31, 1998 was 40.0%. Tweeter expects that the income tax rate for the year ending September 30, 1999 will approximate 40%.

    New Stores. On February 19, 1999, the Tweeter opened its 61st store in Auburn, Massachusetts. Operating under the Tweeter name, the 9,000 square foot facility includes a 2 bay mobile installation center with complete custom fabrication capabilities. In addition, on February 1, 1999, Tweeter assumed the operation of seven retail stores as part of the Home Entertainment acquisition.

    Seasonality. Tweeter's operations, in common with other retailers, are subject to seasonal influences. Historically, the Tweeter has realized more of its revenue and net earnings in the first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since certain selling expenses and administrative expenses are relatively fixed during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

SIX MONTHS ENDED MARCH 31, 1999 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

    Total Revenue. Total revenue increased $19.9 million, or 15.4%, to $149.0 million in the six months ended March 31, 1999 from $129.1 million for the six months ended March 31, 1998. The increase was mainly comprised of $7.0 million from new stores, $7.6 million from comparable store sales growth and $3.3 million from the acquisition of Home Entertainment of Texas. Comparable store sales increased by 6.5% excluding the Home Entertainment chain. New technology products fueled sales performance for the first six months of fiscal 1999. DVD players represented approximately 5.1% of total revenue for the six months ended March 31, 1999 as compared to approximately 2.2% of total revenue for the six months ended March 31, 1998.

    Gross Profit. Cost of sales increased $12.9 million, or 15.2% to $97.1 million in the six months ended March 31, 1999 from $84.2 million in the six months ended March 31, 1998. Gross profit increased $7.0 million, or 15.7% to $51.9 million in the six months ended March 31, 1999 from $44.8 million for the six months ended March 31, 1998. The gross margin increased slightly to 34.8% from 34.7% last year. The increase in margin is primarily due to increased sales of new digital technology products, such as DVD players, digital televisions and digital camcorders. These digital products realize higher gross margin and higher average ticket than their analog counterparts. This increase was offset by growth in the video category relative to other categories that the Tweeter sells. Video products generally realize lower gross margin than audio products. The Company expects sales of digital televisions to accelerate over the next few years, which will tend to increase video sales as a percentage of the Company's overall mix. It is a particular challenge for the Company to enact strategies such as its "Sell Audio with Video" strategy in order to offset the margin erosion that could occur due to an increase in sales of video products relative to the other categories of products that the Company sells.

    Selling Expenses. Selling expenses increased $3.7 million, or 12.3%, to $33.9 million in the six months ended March 31, 1999 from $30.2 million for the six months ended March 31, 1998. However, as a percentage of revenue, selling expenses decreased to 22.8% in the six months ended March 31, 1999 from 23.4% in the prior year period. This decrease was the result of leveraging the fixed portion of the selling expenses over a larger sales base, as well as continued execution of the Tweeter's expense reduction initiatives.

    Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the six months ended March 31, 1999 increased 34.8% to $7.3 million from $5.4 million for the six months ended March 31, 1998. As a percentage of total revenue, corporate general and administrative expenses increased to 4.9% for the six months ended March 31, 1999 from 4.2% for the prior year period. This increase was the result of increased administrative infrastructure, consisting of additional support personnel added since the comparable prior year period. The Company is continuing to build corporate infrastructure in anticipation of future acquisitions.

    Amortization of Goodwill. Amortization of goodwill increased to $471,000 in the six months ended March 31, 1999 from $456,000 in the six months ended March 31, 1998. The increase was due to the Home Entertainment acquisition on February 1, 1999 offset partially by the goodwill associated with the repurchase of a franchise, which fully amortized during fiscal 1998.

    Interest Expense. Interest expense decreased to $237,000 for the six months ended March 31, 1999 from $1.6 million in the six months ended March 31, 1998. The decrease was due to the Initial Public Offering consummated in July 1998 and the Follow-on Offering completed in February 1999 in which the proceeds received were used to pay off all long term debt outstanding.

    Income Taxes. The effective tax rate for the six months ended March 31, 1999 and March 31, 1998 was 40.0%. Tweeter expects that the income tax rate for the year ending September 30, 1999 will approximate 40%.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $7.6 million for the six months ended March 31, 1999 compared to $1.8 million for the six-month period ended March 31, 1998. Cash provided by operations in 1999 was primarily the result of $6.0 million in net income, an increase in accounts payable and accrued expenses of $3.3 million and depreciation and amortization of $2.4 million. This was offset by increases in inventory of $2.5 million and accounts receivable of $1.6 million, as well as minor changes in other operating accounts.

    At March 31, 1999, working capital was $34.5 million, compared to $18.3 million at September 30, 1998. The ratio of current assets to current liabilities was 2.00 to 1 at March 31, 1999 and 1.62 to 1 at September 30, 1998.

    Capital expenditures for the six months ended March 31, 1999 were $6.3 million, primarily used for the building of new stores and the re-siting of existing stores. On February 1, 1999, $8.8 million was used to acquire the retail operations of Home Entertainment of Texas, Inc.

    Net cash provided in financing activities during the six months ended March 31, 1999 was $21.4 million, comprised mainly of proceeds received from the Follow-on Offering of $24.4 million offset by payments of long term debt of $5.3 million.

    The Company had available at March 31, 1999 a $50,000,000 revolving credit facility, and there were no balances outstanding at March 31, 1999.

    In February 1999, Tweeter completed a follow-on public offering of 2,875,000 shares of common stock, including the underwriters' over allotment option. The primary purpose of the offering was to provide the opportunity for Tweeter's early stage investors to sell a portion of their holdings in an orderly manner, and to raise cash for Tweeter's working capital and for potential acquisitions, including the February 1, 1999 acquisition of Home Entertainment of Texas, Inc. The Company sold 875,000 shares in the offering and selling stockholders sold 2,000,000 shares. Net proceeds to the Company from the offering were approximately $24,400,000

    Tweeter believes that its current cash position, together with cash generated by operations and available borrowings under its credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. If management pursues additional acquisitions within this period, however, such acquisitions could strain Tweeter's capital resources. Furthermore, due to the seasonality of its business, Tweeter's working capital needs are significantly higher in the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future.


FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those relating to Company growth and acquisitions, dependence on key personnel, the need for additional financings, competition and seasonal fluctuations, and those referred to in the Company's Registration Statement on Form S-1 (Reg. No. 333-

70543), that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Tweeter's credit facility provides for borrowings which bear interest at variable rates based on either (i) the higher of BankBoston's Base Rate or the Federal Funds rate plus 0.50% or (ii) the London Interbank Offering Rate (LIBOR) plus an applicable margin varying from 100 to 175 basis points. Tweeter had no borrowings outstanding pursuant to the credit facility as of March 31, 1999. Tweeter believes that the effect, if any, of reasonably possible near-term changes in interest rates on Tweeter's financial position, results of operations, and cash flows should not be material.

    Currently, Tweeter does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    On April 9, 1999, Tweeter filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission. The prospectus relates to 2,000,000 shares of Tweeter Home Entertainment Group, Inc. common stock. These shares may be issued from time to time in the future by Tweeter in connection with its acquisition of the assets, business or securities of other companies, whether by purchase, merger or any other form of business combination.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    EXHIBIT          DESCRIPTION
    -------          -----------

      27             Financial Data Schedule

    (b) Reports on Form 8-K.

    On January 19, 1999, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its quarterly earnings for the quarter ended December 31, 1998. The Form 8-K included unaudited consolidated operating and balance sheet data.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TWEETER HOME ENTERTAINMENT GROUP, INC.


                                     BY:           /s/ JOSEPH MCGUIRE
                                         ---------------------------------------
                                         JOSEPH MCGUIRE, CHIEF FINANCIAL OFFICER

Date: May 6, 1999