Form 10-Q
period 1999-06-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 1999-08-09
CIK 1060390

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                        Commission file number: 0-24091


                     TWEETER HOME ENTERTAINMENT GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                    04-3417513
     --------------------------------                    ------------------
     (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                    Identification No.)


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            TITLE OF CLASS                        OUTSTANDING AT AUGUST 2, 1999
     Common Stock, $.01 par value                           7,554,704


================================================================================

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,                June 30,
                                                                                               1998                      1999
                                                                                          -------------              -----------
                                                                                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ................................................................ $   776,709               $  8,381,783
Accounts receivable, net of allowance for doubtful accounts of $560,000
at September 30, 1998 and $562,000 at June 30, 1999 ......................................   6,207,837                  7,590,155
Inventory ................................................................................  38,362,311                 46,778,679
Deferred tax assets ......................................................................   1,598,352                  1,598,352
Prepaid expenses and other current assets ................................................     590,788                    445,623
                                                                                           -----------               ------------
Total current assets .....................................................................  47,535,997                 64,794,592
Property and equipment, net ..............................................................  23,978,118                 31,500,624
Other assets, net ........................................................................      35,789                     67,590
Goodwill, net ............................................................................  20,093,107                 23,788,560
                                                                                           -----------               ------------
TOTAL ....................................................................................  91,643,011               $120,151,366
                                                                                           ===========               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Amount due to bank .......................................................................   4,071,310               $  3,857,619
Accounts payable .........................................................................  10,663,216                  8,351,043
Accrued expenses .........................................................................  12,006,824                 17,053,390
Customer deposits ........................................................................   1,422,557                  1,200,420
Deferred warranty ........................................................................   1,109,325                    948,163
                                                                                           -----------               ------------
Total current liabilities ................................................................  29,273,232                 31,410,635
                                                                                           -----------               ------------
LONG-TERM DEBT:
Note payable to bank .....................................................................   5,250,000                        --
                                                                                           -----------               ------------
OTHER LONG TERM LIABILITIES:
Rent related accruals ....................................................................   2,821,202                  3,148,689
Deferred warranty ........................................................................   1,066,251                    308,451
Deferred tax liabilities .................................................................   1,423,283                  1,423,283
Other long-term liabilities ..............................................................     198,660                    106,260
                                                                                           -----------               ------------
Total other long-term liabilities ........................................................   5,509,396                  4,986,683
                                                                                           -----------               ------------
Total liabilities ........................................................................  40,032,628                 36,397,318
                                                                                           -----------               ------------
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 10,000,000 shares authorized, no shares
issued and outstanding ...................................................................      --                           --
Common stock, $.01 par value, 20,000,000 shares authorized;
7,521,763 shares issued in September 30, 1998 and
8,505,829 in June 30,1999 ................................................................      75,217                     85,058
Additional paid in capital ...............................................................  46,840,737                 72,212,701
Retained earnings ........................................................................   6,701,244                 13,373,242
Total ....................................................................................  53,617,198                 85,671,001
Less treasury stock: 1,439,073 shares in September 30, 1998 and
955,713 shares in June 30, 1999, at cost .................................................  (2,006,815)                (1,916,953)
                                                                                           -----------               ------------
Total stockholders' equity ...............................................................  51,610,383                 83,754,048
                                                                                           -----------               ------------
TOTAL .................................................................................... $91,643,011               $120,151,366
                                                                                           ===========               ============




       See notes to unaudited condensed consolidated financial statements.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                               June 30,                         June 30,
                                                                      ----------------------------   -----------------------------
                                                                          1998             1999            1998           1999
                                                                      ----------------------------   -----------------------------

Total revenue                                                         $49,675,691      $59,653,369    $178,805,403   $208,673,818
Cost of sales                                                         (32,256,264)     (38,085,472)   (116,536,620)  (135,218,061)
                                                                      -----------      -----------    ------------   ------------
Gross Profit                                                           17,419,427       21,567,897      62,268,783     73,455,757
Selling expenses                                                       13,379,069       16,245,895      43,586,722     50,168,113
Corporate, general and administrative expenses                          2,733,932        3,451,084       8,121,283     10,713,619
Amortization of goodwill                                                  221,301          215,400         677,214        686,200
                                                                      -----------      -----------    ------------   ------------
Income from operations                                                  1,085,125        1,655,518       9,883,564     11,887,825
Interest expense                                                          745,498           41,125       2,355,944        278,163
                                                                      -----------      -----------    ------------   ------------
Income before income taxes                                                339,627        1,614,393       7,527,620     11,609,662
Income tax expense                                                        135,850          645,760       3,011,048      4,643,867
                                                                      -----------      -----------    ------------   ------------
NET INCOME                                                            $   203,777      $   968,633    $  4,516,572   $  6,965,795
                                                                      ===========      ===========    ============   ============
Accretion of preferred stock                                              791,815           --           2,375,455          --
                                                                      -----------      -----------    ------------   ------------
Net income (loss) available to common stockholders                    $  (588,038)     $   968,633    $  2,141,117   $  6,965,795
                                                                      ===========      ===========    ============   ============
Basic earnings (loss) per share                                       $     (0.35)     $      0.13    $       1.28   $       1.01
                                                                      ===========      ===========    ============   ============
Diluted earnings (loss) per share                                     $     (0.35)     $      0.12    $       0.96   $       0.90
                                                                      ===========      ===========    ============   ============
Weighted average shares outstanding
Basic                                                                   1,672,507        7,273,477       1,672,507      6,925,847
Diluted                                                                 1,672,507        8,024,551       4,694,321      7,734,004

       See notes to unaudited condensed consolidated financial statements

                     TWEETER HOME ENTERTAINMENT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                               Nine Months Ended June 30,
                                                                                            -----------------------------
                                                                                                1998              1999
                                                                                            ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................................  4,516,572          6,965,795
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization .............................................................  2,878,919          3,728,674
Gain on disposal of equipment .............................................................    (13,350)           (23,800)
Deferred income tax provision (benefit) ...................................................   (104,747)               --
Changes in operating assets and liabilities, net of effects from acquisition of business:
Increase in accounts receivable ...........................................................   (738,290)        (1,020,644)
Increase in inventory ..................................................................... (5,231,844)        (4,823,721)
(Increase) decrease in prepaid expenses and other current assets ..........................   (797,140)             6,246
Increase in accounts payable and accrued expenses .........................................  1,692,022          2,533,155
Increase (decrease) in customer deposits ..................................................    164,290           (607,631)
Increase in deferred rent .................................................................    376,554            327,487
Decrease in deferred warranty ............................................................. (1,164,229)          (918,962)
Decrease in other liabilities .............................................................    (97,020)           (92,400)
                                                                                            ----------         ----------
Net cash provided by operating activities .................................................  1,481,737          6,074,199
                                                                                            ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ........................................................ (6,612,020)        (9,205,101)
Proceeds from sale of property and equipment ..............................................     13,350             23,800
Acquisition of business ...................................................................        --          (9,002,003)
                                                                                            ----------         ----------
Net cash used in investing activities ..................................................... (6,598,670)       (18,183,304)
                                                                                            ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to bank ........................................................................ (1,468,376)          (213,691)
Proceeds from long-term borrowings ........................................................  7,000,000                --
Payments of long term debt ................................................................        --          (5,250,000)
Payments of subordinated debt .............................................................   (300,000)               --
Issuance of common stock, net of issuance costs ...........................................        --          24,336,376
Other Equity Transactions .................................................................        --             841,494
                                                                                            ----------         ----------
Net cash provided by financing activities .................................................  5,231,624         19,714,179
                                                                                            ----------         ----------
INCREASE IN CASH AND CASH EQUIVALENTS .....................................................    114,691          7,605,074
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............................................  1,156,837            776,709
                                                                                            ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................. $1,271,528        $ 8,381,783
                                                                                            ==========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest .................................................................................. $2,699,274        $   669,121
                                                                                            ==========        ===========
Taxes ..................................................................................... $2,629,985        $ 2,628,936
                                                                                            ==========        ===========


      See notes to unaudited condensed consolidated financial statements.

                     TWEETER HOME ENTERTAINMENT GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries ("Tweeter" or the "Company"), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter's Annual Report on Form 10-K for the year ended September 30, 1998.

2.   Accounting Policies

    The unaudited consolidated financial statements of Tweeter have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the nine-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. Tweeter typically records its highest revenue and earnings in the first fiscal quarter.

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                        ------------------------   ------------------------
                                                                           1998         1999           1998        1999
                                                                        ----------     ---------   ----------   -----------
BASIC EARNINGS (LOSS) PER SHARE:
Numerator:
 Net income                                                             $  203,777     $ 968,633  $ 4,516,572   $ 6,965,795
 Accretion of preferred stock dividends                                    791,815            --    2,375,455            --
                                                                        ----------     ---------  -----------   -----------
Net income (loss) available to common stockholders                        (588,038)      968,633    2,141,117     6,965,795
Denominator:
 Weighted average common shares outstanding                              1,512,670     7,270,120    1,512,670     6,810,575
 Nominal issuance of warrants                                              159,837         3,357      159,837       115,272
                                                                        ----------     ---------  -----------   -----------
Weighted average shares outstanding                                      1,672,507     7,273,477    1,672,507     6,925,847
                                                                        ----------     ---------  -----------   -----------
Basic earnings (loss) per share                                         $    (0.35)   $     0.13  $      1.28   $      1.01
                                                                        ==========    ==========  ===========   ===========
DILUTED EARNINGS (LOSS) PER SHARE:
Numerator                                                               $  348,141     $ 968,633  $ 4,516,572   $ 6,965,795
Denominator:
 Weighted average shares outstanding                                     1,672,507     7,273,477    1,672,507     6,925,847
 Potential common stock outstanding                                             --       751,074    3,021,814       808,157
                                                                        ----------     ---------  -----------   -----------
Total                                                                    1,672,507     8,024,551    4,694,321     7,734,004
                                                                        ----------     ---------  -----------   -----------
Diluted earnings (loss) per share                                       $    (0.35)   $     0.12  $      0.96   $      0.90
                                                                        ----------     ---------  -----------   -----------


4.   Follow-on Offering

     In February 1999, Tweeter completed a follow-on public offering of 2,875,00 shares of common stock, including the underwriters' over allotment option. The primary purpose of the offering was to provide the opportunity for Tweeter's early stage investors to sell a portion of their holdings in an orderly manner, and to raise cash for Tweeter's working capital and for potential acquisitions, including the February 1, 1999 acquisition of Home Entertainment of Texas, Inc. The Company sold 875,000 shares in the offering and selling stockholders sold 2,000,000 shares. Net proceeds to the Company from the offering were approximately $24,325,000.

5.   Recent Acquisitions

     On February 1, 1999, the Company acquired the principal operating assets and assumed certain liabilities of Home Entertainment of Texas, Inc. This transaction has been accounted for as a purchase and, accordingly, the results of operations of the Company's business relating to Home Entertainment have been included in the consolidated statements of income since the acquisition date. The allocation of the purchase price resulted in goodwill to date of approximately $4,242,000, which is being amortized over twenty-five years using the straight-line method. The net assets acquired at fair market value on February 1, 1999 were allocated as follows:

                Inventory                                                      $ 3,592,000
                Property and equipment                                           1,351,000
                Accounts receivable                                                362,000
                Other assets                                                        42,000
                Accrued expenses and customer deposits                            (587,000)
                                                                               -----------
                     Net assets acquired                                         4,760,000
                Total purchase price and related costs                           9,002,000
                                                                               -----------
                     Goodwill                                                  $ 4,242,000
                                                                               ===========

     The following unaudited pro forma financial information reflects the consolidated results of operations for the Company for the nine months ended June 30, 1998 and 1999 as though the acquisition had occurred on the first day of each fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results or results which may occur in the future, had the acquisition been consummated at the beginning of each fiscal year.

                                                             NINE MONTHS ENDED JUNE 30,
                                                           ------------------------------
                                                               1998              1999
                                                           ------------      ------------
                Net sales                                  $191,413,218      $217,938,057
                Net income                                    5,108,706         7,344,236
                Net income available to common                2,733,251         7,344,236
                stockholders
                Basic earnings per share                           1.63              1.06
                Diluted earnings per share                         1.09              0.95


6.   Shelf Registration Statement

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

7.   Employee Stock Purchase Plan

     During fiscal 1999, the Company adopted an Employee Stock Purchase Plan
(ESPP). The ESPP was effective upon approval by the stockholders of the Company and will continue in effect for a term of twenty (20) years, unless terminated sooner. The Company has the right to terminate the Plan at any time. The Plan is intended to be an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Subject to adjustment pursuant to the Stock Purchase Plan, the aggregate number of shares of Common Stock which may be sold under the Stock Purchase Plan is 500,000.

8.   Subsequent Events

On July 1, 1999, Tweeter completed the acquisition of DOW Stereo/Video, Inc., by acquiring all of its outstanding capital stock. This transaction will be accounted for as a purchase and, accordingly, the results of operations of the Company's business relating to DOW Stereo/Video will be included in the consolidated statements of income from the acquisition date. The total purchase price was approximately $8,000,000 of which $7,400,000 was paid in cash and $600,000 was paid through the issuance of 16,145 shares of the Company's common stock. Included in the assets was $1,700,000 of cash.

On July 30, 1999, Tweeter made a $1,000,000 investment in Cyberian Outpost, Inc. (Nasdaq: COOL), a global e-commerce Internet company. On August 2, 1999, the Company announced plans to form a joint venture with Cyberian Outpost to market consumer electronics via the Internet.

9.   New Accounting Pronouncements

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. Management is currently evaluating the effects that the adoption of SFAS No. 133 will have on the consolidated financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter operates 63 stores under the Tweeter, etc., Bryn Mawr Stereo & Video, HiFi Buys and Home Entertainment names.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $10.0 million, or 20.1%, to $59.7 million in the three months ended June 30, 1999 from $49.7 million for the three months ended June 30, 1998. The increase was mainly comprised of $3.2 million from new stores and $6.6 million from the acquisition of Home Entertainment of Texas. Comparable store sales, including Home Entertainment, increased by 1.1%. New technology products helped both sales and gross margin performance for the second quarter of fiscal 1999. DVD players represented approximately 5.2% of total revenue for the three months ended June 30, 1999, as compared to 3.3% for the same period in the prior year and grew in absolute sales dollars by 91.5%. Camcorder business is up 17% and receiver business is up 35%, new digital products are driving much of this increase.

     Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $5.8 million, or 18.1% to $38.1 million in the three months ended June 30, 1999 from $32.3 million in the three months ended June 30, 1998. Gross profit increased $4.1 million, or 23.8% to $21.6 million in the three months ended June 30, 1999 from $17.4 million for the three months ended June 30, 1998. The gross margin percentage increased 110 basis points to 36.2% from 35.1% last year. The increase in margin is primarily due to increased sales of new digital technology products, such as DVD players, digital televisions and digital camcorders. These digital products realize higher gross margin and higher average ticket than their analog counterparts. This increase was offset by growth in the video category relative to other categories that Tweeter sells. Video products generally realize lower gross margin than audio products. Tweeter expects sales of digital televisions to accelerate over the next few years, which will tend to increase video sales as a percentage of the Company's overall mix. It is a particular challenge for Tweeter to enact strategies such as its "Sell Audio with Video" strategy in order to offset the margin erosion that could occur due to an increase in sales of video products relative to the other categories of products that Tweeter sells.

     Selling Expenses. Selling expenses include the compensation of store personnel, occupancy, store level depreciation, advertising, preopening expenses and credit card fees and excludes corporate, general and administrative expenses. Selling expenses increased $2.9 million, or 21.4%, to $16.2 million in the three months ended June 30, 1999 from $13.4 million for the three months ended June 30, 1998. As a percentage of revenue, selling expenses increased to 27.2% in the three months ended June 30, 1999 from 26.9% in the prior year period. This increase was primarily due to heavier than normal advertising spending in new markets, particularly Alabama and Texas, as well as a commission paid on higher margin sales.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of accounting, purchasing, information systems, human resources, training, executive officers and related support functions. Corporate, general and administrative expenses for the three months ended June 30, 1999 increased 26.2% to $3.5 million from $2.7 million for the three months ended June 30, 1998. As a percentage of total revenue, corporate general and administrative expenses increased to 5.8% for the three months ended June 30, 1999 from 5.5% for the prior year period. This increase was the result of increased administrative infrastructure, consisting of additional support personnel added since the comparable prior year period. Tweeter is continuing to build corporate infrastructure in anticipation of future acquisitions.

     Amortization of Goodwill. Amortization of goodwill decreased slightly to $215,000 in the three months ended June 30, 1999 from $221,000 in the three months ended June 30, 1998 The decrease was due to the completed amortization of goodwill associated with the repurchase franchise, which fully amortized during fiscal 1998.

     Interest Expense. Interest expense decreased to $41,000 in the three months ended June 30, 1999 from $745,000 in the three months ended June 30, 1998. The decrease was due to the Initial Public Offering completed in July 1998 and the Follow-on Offering completed in February 1999 in which the proceeds received were used to pay off all long term debt outstanding.

     Income Taxes. The effective tax rate for the quarters ended June 30, 1999 and June 30, 1998 was 40.0%. Tweeter expects that the income tax rate for the year ending September 30, 1999 will approximate 40%.

     New Stores. In May 1999, Tweeter opened its 62nd store in Northeast Philadelphia, Pennsylvania, operating under the Bryn Mawr Stereo & Video name. In June 1999, the Company opened its 63rd store in Portland, Maine, operating under the Tweeter name.

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

NINE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

     Total Revenue. Total revenue increased $29.9 million, or 16.7%, to $208.7 million in the nine months ended June 30, 1999 from $178.8 million for the nine months ended June 30, 1998. The increase was mainly comprised of $10.2 million from new stores, $7.8 million from comparable store sales growth and $9.7 million from the acquisition of Home Entertainment of Texas. Comparable store sales increased by 4.6% including the Home Entertainment chain. New technology products fueled sales performance for the first nine months of fiscal 1999. DVD players represented approximately 5.3% of total revenue for the nine months ended June 30, 1999 as compared to approximately 2.4% of total revenue for the nine months ended June 30, 1998.

     Gross Profit. Cost of sales increased $18.7 million, or 16.0% to $135.2 million in the nine months ended June 30, 1999 from $116.5 million in the nine months ended June 30, 1998. Gross profit increased $11.2 million, or 18.0% to $73.5 million in the nine months ended June 30, 1999 from $62.3 million for the nine months ended June 30, 1998. The gross margin increased 40 basis points to 35.2% from 34.8% last year. The increase in margin is primarily due to increased sales of new digital technology products, such as DVD players, digital televisions and digital camcorders. These digital products realize higher gross margin and higher average ticket than their analog counterparts. This increase was offset by growth in the video category relative to other categories that the Tweeter sells. Video products generally realize lower gross margin than audio products. The Company expects sales of digital televisions to accelerate over the next few years, which will tend to increase video sales as a percentage of the Company's overall mix. It is a particular challenge for the Company to enact strategies such as its "Sell Audio with Video" strategy in order to offset the margin erosion that could occur due to an increase in sales of video products relative to the other categories of products that the Company sells.

     Selling Expenses. Selling expenses increased $6.6 million, or 15.1%, to $50.2 million in the nine months ended June 30, 1999 from $43.6 million for the nine months ended June 30, 1998. However, as a percentage of revenue, selling expenses decreased slightly to 24.0% in the nine months ended June 30, 1999 from 24.4% in the prior year period. This decrease was the result of leveraging the fixed portion of the selling expenses over a larger sales base, as well as continued execution of the Tweeter's expense reduction initiatives.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the nine months ended June 30, 1999 increased 31.9% to $10.7 million from $8.1 million for the nine months ended June 30, 1998. As a percentage of total revenue, corporate general and administrative expenses increased to 5.1% for the nine months ended June 30, 1999 from 4.5% for the prior year period. This increase was the result of increased administrative infrastructure, consisting of additional support personnel added since the comparable prior year period. The Company is continuing to build corporate infrastructure in anticipation of future acquisitions.

     Amortization of Goodwill. Amortization of goodwill increased to $686,000 in the nine months ended June 30, 1999 from $677,000 in the nine months ended June 30, 1998. The increase was due to the Home Entertainment acquisition on February 1, 1999 offset partially by the goodwill associated with the repurchase of a franchise, which fully amortized during fiscal 1998.

     Interest Expense. Interest expense decreased to $278,000 for the nine months ended June 30, 1999 from $2.4 million in the nine months ended June 30, 1998. The decrease was due to the Initial Public Offering consummated in July 1998 and the Follow-on Offering completed in February 1999 in which the proceeds received were used to pay off all long term debt outstanding.

     Income Taxes. The effective tax rate for the nine months ended June 30, 1999 and June 30, 1998 was 40.0%. Tweeter expects that the income tax rate for the year ending September 30, 1999 will approximate 40%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $6.1 million for the nine months ended June 30, 1999 compared to $1.5 million for the nine-month period ended June 30, 1998. Cash provided by operations in 1999 was primarily the result of $7.0 million in net income, an increase in accounts payable and accrued expenses of $2.5 million and depreciation and amortization of $3.7 million. This was offset by increases in inventory of $4.8 million and accounts receivable of $1.0 million, as well as minor changes in other operating accounts.

     At June 30, 1999, working capital was $33.4 million, compared to $18.3 million at September 30, 1998. The ratio of current assets to current liabilities was 2.06 to 1 at June 30, 1999 and 1.62 to 1 at September 30, 1998.

     Capital expenditures for the nine months ended June 30, 1999 were $9.2 million, primarily used for the building of new stores and the re-siting of existing stores. On February 1, 1999, $9.0 million was used to acquire the retail operations of Home Entertainment of Texas, Inc.

     Net cash provided in financing activities during the nine months ended June 30, 1999 was $19.7 million, comprised mainly of proceeds received from the Follow-on Offering of $24.3 million offset by payments of long term debt of $5.3 million.

     The Company had available at June 30, 1999 a $50,000,000 revolving credit facility, and there were no balances outstanding at June 30, 1999.

     In February 1999, Tweeter completed a follow-on public offering of 2,875,000 shares of common stock, including the underwriters' over allotment option. The primary purpose of the offering was to provide the opportunity for Tweeter's early stage investors to sell a portion of their holdings in an orderly manner, and to raise cash for Tweeter's working capital and for potential acquisitions, including the February 1, 1999 acquisition of Home Entertainment of Texas, Inc. The Company sold 875,000 shares in the offering and selling stockholders sold 2,000,000 shares. Net proceeds to the Company from the offering were approximately $24,325,000.

On July 1, 1999, Tweeter completed the acquisition of DOW Stereo/Video, Inc., by acquiring all of its outstanding capital stock. This transaction will be accounted for as a purchase and, accordingly, the results of operations of the Company's business relating to DOW Stereo/Video will be included in the consolidated statements of income from the acquisition date. The total purchase price was approximately $8,000,000 of which $7,400,000 was paid in cash and $600,000 was paid through the issuance of 16,145 shares of the Company's common stock. Included in the assets was $1,700,000 of cash.

On July 30, 1999, Tweeter made a $1,000,000 investment in Cyberian Outpost, Inc. (Nasdaq: COOL), a global e-commerce Internet company. On August 2, 1999, the Company announced plans to form a joint venture with Cyberian Outpost to market consumer electronics via the Internet.

     Tweeter believes that its current cash position, together with cash generated by operations and available borrowings under its credit facility will be sufficient to finance its working capital and capital expenditure requirements, including the acquisition of Dow Stereo/Video Inc. and the investment in Cyberian Outpost, Inc., for at least the next twelve months. If management pursues additional acquisitions within this period, however, such acquisitions could strain Tweeter's capital resources. Furthermore, due to the seasonality of its business, Tweeter's working capital needs are significantly higher in the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Tweeter's credit facility provides for borrowings which bear interest at variable rates based on either (i) the higher of BankBoston's Base Rate or the Federal Funds rate plus 0.50% or (ii) the London Interbank Offering Rate (LIBOR) plus an applicable margin varying from 100 to 175 basis points. Tweeter had no borrowings outstanding pursuant to the credit facility as of June 30, 1999. Tweeter believes that the effect, if any, of reasonably possible near-term changes in interest rates on Tweeter's financial position, results of operations, and cash flows should not be material.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


EXHIBIT           DESCRIPTION

  27              Financial Data Schedule



     (b) Reports on Form 8-K.

     On May 19, 1999, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce that it had reached an agreement in principle to acquire DOW Stereo/Video, Inc., located in San Diego, California.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TWEETER HOME ENTERTAINMENT GROUP, INC.

                                By: /S/ JOSEPH MCGUIRE
                                   --------------------------------------------
                                        JOSEPH MCGUIRE, Chief Financial Officer

Date: August 5, 1999