Form 10-K
period 1999-09-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 1999-12-10
CIK 1060390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 9, 1999 there were outstanding 15,324,780 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant, based upon the last sales price for such stock on that date as reported by The Nasdaq Stock Market, was approximately $590,004,030.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the 2000 Special Meeting in lieu of an Annual Meeting of Stockholders to be held on January 25, 2000 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     The "Company" and "Tweeter," as used in this Annual Report on Form 10-K, refer to Tweeter Home Entertainment Group, Inc.

     This Annual Report on Form 10-K contains forward-looking statements regarding Tweeter's performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. Therefore, this report, and especially the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion of some of the factors and risks that could contribute to those differences.

     On October 25, 1999, the Company announced a 2-for-1 split of its common stock in the form of a 100% stock dividend. This stock split was effective on December 2, 1999. Unless otherwise noted, all references in this report relating to our shares of common stock reflect the stock split.

ITEM 1.  BUSINESS

GENERAL

     The Company is a leading specialty retailer of mid to high-end audio and video consumer electronics products. The Company currently operates 76 stores, under the Tweeter, etc., Bryn Mawr Stereo & Video, HiFi Buys, Home Entertainment, and DOW Stereo/Video names in New England, the Mid-Atlantic, the Southeast, Texas and San Diego, California, respectively. The Company operates in a single business segment of retailing audio and video consumer electronic products. The Company's stores feature an extensive selection of home and car audio systems and components, portable audio equipment, and home video products including large screen televisions, DVD players, digital satellite systems, video cassette recorders and camcorders. The Company differentiates itself by focusing on consumers who seek audio and video products with advanced features, functionality and performance, and does not offer consumer electronics products such as personal computers or home office equipment. The stores display products in an inviting retail environment averaging 10,000 square feet and are staffed with attentive, knowledgeable sales personnel. The Company seeks to build name recognition and customer loyalty by combining a high level of service with competitive prices backed by its patented Automatic Price Protection program. The Company has been recognized by Audio Video International Magazine as the "Consumer Electronics Retailer of the Year" in 1996, 1997, and 1999 and was named the fastest growing consumer electronics retailer by the TWICE Consumer Electronics Retail Registry in 1997 and 1998.

     The Company opened its first store in 1972 in Boston under the Tweeter, etc. name and over the next two decades grew exclusively through new store openings in New England, expanding to 18 stores by 1995. In 1995, the Company adopted an aggressive growth strategy (i) to open new stores in current regional markets and relocate certain stores to more favorable sites and (ii) to selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired company to its core operating model and leveraging distribution, marketing and corporate infrastructure. The Company completed the Bryn Mawr Stereo & Video acquisition in May 1996, the HiFi Buys acquisition in May 1997, the Home Entertainment acquisition in February 1999, and the DOW Stereo/Video acquisition in July 1999. In addition, on October 4, 1999 the Company formed a joint-venture with Cyberian Outpost, Inc. (Nasdaq:
COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999.

     The Company's business is subject to seasonal variations. Historically, the Company has realized a significant portion of its total revenue and net income for the year during the first and fourth fiscal quarters, with a majority of net income for such quarters realized in the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have a material adverse effect on financial condition and results of operations. The Company's quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

BUSINESS STRATEGY

     The Company's goal is to become the leading specialty retailer of high-quality audio and video products. The key elements of the Company's business strategy are as follows:

     Extensive Selection of Mid to High-End Audio and Video Products. The Company concentrates on mid to high-end audio and video consumer electronics products. This focus differentiates it from larger format superstores and mass merchandisers, which offer a broad array of consumer electronic and non-electronic products with a higher emphasis on products priced at introductory price levels. The Company's emphasis on higher-end products positions it attractively to manufacturers seeking to sell more advanced or limited distribution products as part of their distribution strategy. As a result of its higher-end focus, a historical early adopter customer base and its extensively trained sales force, the Company is often among the earliest retailers to offer new technology products on behalf of manufacturers. In addition, the Company believes that its focused product offering allows for higher gross margin opportunities, appeals to a more service-conscious consumer and results in enhanced brand awareness of its regional names to its targeted customer group.

     Exceptional Customer Service. The Company believes that the quality and knowledge of its sales associates is critical to its success and represents a significant competitive advantage. The Company's relationship selling model encourages sales associates to promote a comfortable, trusting, low-pressure environment. The Company provides its new sales associates with five weeks of intensive classroom training, and all sales associates receive five to fifteen days of ongoing training per year, both at the store and at the Company's regional training centers. The Company's sales force receives technical product and sales training prior to the Company's introduction of significant new products. The Company believes that the success of its operating model has enabled it to engender long-term customer loyalty.

     Dynamic, Inviting Stores. The Company's stores display products in a dynamic and inviting setting intended to encourage the customer to view and hear products in sound rooms architecturally and acoustically designed to simulate the customer's home or car environment. The store prototype is brightly painted, often in pastel colors, with some stores exhibiting hand-painted murals and other decorative artwork. Innovative and interactive product displays enable customers to audition and compare a variety of products. Each store contains a television wall displaying an extensive selection of televisions and related products, and many stores contain a movie theater room, complete with theater-style seats, which showcases the Company's home theater products.

     Everyday Competitive Pricing. The Company utilizes an "everyday competitive pricing" strategy with fixed prices clearly marked on its products. Store managers regularly visit local competitors to ensure that the Company's pricing remains competitive within the store's local market. In addition, all product sales are backed by the Company's patented Automatic Price Protection program. Under this program, if a customer purchases a consumer electronics product from one of the Company's stores and a competitor within 25 miles of the store advertises a lower price within 30 days, the Company automatically sends a check to the customer for the difference without requiring the customer to request payment. The Automatic Price Protection program is designed to remove pricing concerns from the purchase decision and, as a result, allows customers and the sales staff to focus on product functionality, performance and quality.

GROWTH STRATEGY

     The Company's growth strategy is (i) to open new stores in current regional markets and relocate certain stores to more favorable sites, (ii) to selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired company to its core operating model and leveraging distribution, marketing and corporate infrastructure, and (iii) to open the Internet as a channel of distribution to its current and potential customers.

     New Stores. The Company intends to open new stores and relocate a limited number of stores within existing markets in order to increase penetration and leverage regional advertising, distribution, and operating efficiencies. During fiscal 1999, the Company opened two Tweeter, etc. stores, two Bryn Mawr Stereo & Video stores and one HiFi Buys store. The Company also relocated two Tweeter etc. stores and one Bryn Mawr Stereo & Video store in fiscal 1999. The Company intends to open sixteen stores, and to relocate four stores, in fiscal 2000. The Company believes that its Bryn Mawr acquisition, HiFi Buys acquisition, Home Entertainment acquisition, and DOW Stereo/Video acquisition have provided it with platforms from which to open new stores within and around those respective markets.

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

     The Company believes that acquisition opportunities are created by the fragmented nature of the consumer electronics industry, the limited exit strategies available to owners of local and regional specialty retailers, the competitive pressures imposed by larger format retailers, and the insufficiency of capital necessary to support inventory, advertising or expansion. The Company believes that it is a well positioned consolidator because the Company (i) is known within the industry as a leading specialty retailer, (ii) utilizes a store size and concept which can be readily adapted to the acquired stores, (iii) has successfully consummated four strategic acquisitions, (iv) has developed an operational, administrative and marketing infrastructure with the proven capability to successfully integrate acquisitions, (v) enjoys experienced and proven senior management, having an average of 13 years of tenure with the Company, and (vi) would seek to offer potential employment and managerial opportunities within the consolidated enterprise to employees of the targeted retailer.

RECENT ACQUISITIONS

     Acquisition of Bryn Mawr. In May 1996, the Company completed the Bryn Mawr acquisition. Bryn Mawr Stereo & Video was a 13 store specialty consumer electronics chain headquartered outside of Philadelphia, with stores in Pennsylvania, New Jersey, Maryland and Delaware. Like the Tweeter, etc. stores, the Bryn Mawr Stereo & Video stores enjoyed considerable name recognition and targeted similar service-oriented customers. Since the Bryn Mawr Stereo & Video stores offered a product mix similar to the Tweeter, etc. stores, the Company consummated the Bryn Mawr acquisition with the goal of realizing increased revenues and store contributions through the application of the Company's established operational strategies to the acquired stores. Towards that goal, the Company adopted a series of strategic initiatives to convert the Bryn Mawr Stereo & Video stores to the Company's core operating model. Specifically, the Company (i) increased advertising expenditures and refocused advertising to emphasize radio, television and direct marketing rather than print, (ii) implemented the Company's everyday competitive pricing and Automatic Price Protection programs, (iii) initiated a substantial sales associate training program to improve product knowledge and enhance relationship selling skills, and (iv) focused the sales staff on higher margin products, particularly audio products.

     Acquisition of HiFi Buys. In May 1997, the Company completed the HiFi Buys acquisition. HiFi Buys was a 10 store specialty consumer electronics chain headquartered in Atlanta, Georgia, with ten stores serving the greater Atlanta market. Like Tweeter, etc. and Bryn Mawr Stereo & Video, HiFi Buys had created a strong reputation among consumers as a speciality retailer of high quality audio and video products. The HiFi Buys stores, at an average size of 15,000 square feet, are larger than the average Tweeter, etc. or Bryn Mawr Stereo & Video stores. The HiFi Buys stores, however, carried a broader product mix, including more entry level product offerings and marketed heavily through promotional newspaper advertising. The Company's integration strategy in the HiFi Buys acquisition has been to convert the HiFi Buys product mix to one compatible with the Company's, increase gross margins and reduce operating expenses. Specifically, following the HiFi Buys acquisition the Company (i) adjusted the merchandise mix to increase the proportion of mid and high-end products and reduce the number of lower margin introductory products, (ii) altered store employee compensation to reduce the emphasis on promotional sales and focus incentives on gross margin and store contribution,
(iii) reduced marketing expenditures and shifted marketing emphasis from promotional advertising toward the Company's traditional relationship selling and everyday competitive price message, (iv) converted the advertising program to emphasize electronic advertising and direct mail marketing as opposed to print media, (v) implemented the Automatic Price Protection program, and (vi) eliminated $2.4 million of overhead by centralizing accounting, purchasing and other support infrastructure.

     Acquisition of Home Entertainment. In February 1999, the Company completed the Home Entertainment acquisition. Home Entertainment was a specialty consumer electronics chain with 7 stores serving the Houston and Dallas, Texas markets. Like the prior acquisitions, Home Entertainment had created a strong reputation among consumers with a specialized focus on audio and video products and custom home installation. The Home Entertainment stores, at an average size of 7,000 square feet, are smaller than the typical Tweeter stores. The Company's integration strategy in the Home Entertainment acquisition has been to convert the Home Entertainment product mix to one compatible with the Company's, and reduce operating expenses. Specifically, following the Home Entertainment acquisition the Company (i) adjusted the merchandise mix to expand the number of mid and high-end products offered in the stores, (ii) altered store employee compensation to reduce the emphasis on promotional sales and focus incentives on gross margin and store contribution, (iii) increased marketing expenditures and shifted marketing emphasis from promotional advertising toward the Company's traditional relationship selling and everyday competitive price message, (iv) converted the advertising program to emphasize electronic advertising and direct mail marketing as opposed to print media, and (v) implemented the Automatic Price Protection program and everyday competitive pricing.

     Acquisition of DOW Stereo/Video. In July 1999, the Company completed the DOW Stereo/Video acquisition. DOW Stereo/Video was a specialty consumer electronics chain with 9 stores serving the San Diego, California market. Like the prior acquisitions, DOW Stereo/Video had created a strong reputation among consumers as a place to view and purchase newly introduced electronics products with a specialized focus on audio and video products. The DOW Stereo/Video stores, at an average size of 12,000 square feet, are comparable in size to the typical Tweeter, etc. stores. The Company's integration strategy in the DOW Stereo/Video acquisition has been to convert the DOW Stereo/Video product mix to one compatible with the Company's, increase gross margins and reduce operating expenses. Specifically, following the DOW Stereo/ Video acquisition the Company
(i) adjusted the merchandise mix to increase the proportion of mid and high-end products offered in the stores, and to eliminate entry-level product from the merchandise mix (ii) altered store employee compensation to reduce the emphasis on promotional sales and focus incentives on gross margin and store contribution, (iii) increased marketing expenditures and shifted marketing emphasis from promotional advertising toward the Company's traditional relationship selling and everyday competitive price message, (iv) converted the advertising program to emphasize electronic advertising and direct mail marketing as opposed to print media, and (v) implemented the Automatic Price Protection program and everyday competitive pricing.

RECENT BUSINESS DEVELOPMENTS

     Launch of Tweeter@Outpost. On October 4, 1999 the Company formed a joint-venture with Cyberian Outpost, Inc. (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999. In conjunction with this effort, the Company made an equity investment of $1.0 million in the common stock of Cyberian Outpost, Inc. This 50/50 joint venture was capitalized with $2.5 million from each party, primarily to fund inventory procurement. The Company chose this method of entry into cyber-retailing to (i) minimize execution risk by partnering with an experienced internet retailer,
(ii) minimize investment in Web infrastructure by leveraging the existing facilities of Outpost.com, and (iii) utilize a proven fulfillment back end instead of building internal infrastructure to support customer fulfillment. The parties also expect to utilize and leverage their respective marketing efforts to promote the website, by tagging the existing advertising with information about the Web presence. The joint venture is not anticipated to engage in marketing directly. As a result of this arrangement, the Company expects this joint-venture to be accretive to earnings in fiscal 2000.

     Recent events. On October 25, 1999, the Company announced a 2-for-1 split of its common stock payable in the form of a 100% stock dividend. This stock split was effective on December 2, 1999.

STORE FORMAT AND OPERATIONS

     As of September 30, 1999, the Company operated 73 stores, comprised of 26 Tweeter, etc. stores in New England, 20 Bryn Mawr Stereo & Video stores in the Mid-Atlantic region, 11 HiFi Buys stores in the Southeast, 7 Home Entertainment stores in Texas, and 9 DOW Stereo/Video stores in San Diego, CA. While the Company's stores vary in size, the current prototype is 10,000 square feet, with approximately 70% of its square footage devoted to selling space. Many stores utilize mezzanine level storage space to reduce overall occupancy expense.

     The Company's store concept combines the comfort of the home environment with practical displays enabling consumers to sample and compare the features and functions of products in various combinations. The store prototype is brightly painted, often in pastel colors, with many stores exhibiting hand painted murals and other decorative artwork. Unlike many of the competitors' stores, which contain large, open spaces in which many different audio and video products are tested and sampled, the Company's stores feature individual sound rooms. The sound rooms architecturally and acoustically resemble a home environment to enable the customer to see and hear how products will perform at home. These sound rooms allow the customer to listen to and compare various combinations of receivers, CD players, tape decks and speakers. In addition, each store contains a traditional television wall displaying an extensive selection of televisions and related products, and many stores contain a movie theater room, complete with theater-style seats, which showcases the Company's home theater products. Other displays, such as the "big red button", allow the customer to change, by pushing a button, mono television sound into a five speaker or surround sound experience. Each store also features a camcorder gallery which allows customers to sample different camcorders, and to shoot videos of their children within the adjacent children's play area. Some stores display a car on the selling floor which features a state-of-the-art car stereo system and serves to exhibit the Company's installation capabilities. Most stores provide car stereo installation through on-premises installation bays.

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

     Store managers are compensated through base pay and monthly bonuses based on store operating income. Typically, store managers earn 25% to 45% of their annual compensation through such bonuses. Sales associates are compensated through a commission program that is based on the retail prices and gross margin of products sold.

MERCHANDISE

     The Company's stores feature home and car audio systems and components, video products such as large screen televisions, digital satellite systems, video cassette recorders, camcorders, DVD players and other consumer electronics products such as cellular phones and portable audio equipment. The Company offers custom home and car stereo installation services and provides warranty and non-warranty repair services through all of its stores. The Company also offers insurance replacement services to insurance companies, providing replacement products to the policyholders of those insurance companies. Additionally, the Company has a corporate sales division which markets and sells Company products to businesses, institutions and other organizations. The Company's emphasis on mid to high-end products enables it to offer limited distribution products and to be among the earliest retailers to offer new product innovations on behalf of manufacturers.

     The Company stocks products from over 50 vendors, including Aiwa, Alpine, B & K, Bose, Boston Acoustics, Denon, Eclipse, JL Audio, Kenwood, Klipsch, Mirage, Mission, Mitsubishi, Monster Cable, Panasonic, Pioneer, Samsung, Sony, Toshiba and Yamaha. The Company seeks to manage its product mix to maximize gross margin performance. Historically, the Company's video products have yielded lower gross margin than audio products. Total sales of video products have increased at rates faster than the increases in audio product sales during the last several years as a result of the increased customer interest in big screen televisions. Accordingly, the Company has adopted a "Sell Audio with Video" strategy in order to enhance overall gross margin through increased sales of higher margin audio products.

     The table below sets forth the approximate percentages of revenues for each of the Company's primary product categories for its fiscal years ended September 30, 1997, September 30, 1998 and September 30, 1999, respectively. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in the Company's product mix, acquisitions of stores with different product mixes, and the timing of marketing events. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

                             PERCENTAGE OF REVENUES

                                                               FISCAL YEARS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                      PRODUCT CATEGORY                        1997    1998    1999
                      ----------------                        ----    ----    ----
Audio Equipment(1)..........................................   33%     33%     32%
Video Equipment(2)..........................................   36%     43%     42%
Mobile Equipment and Other(3)...............................   31%     24%     26%

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

     In addition to making direct purchases, the Company is a member of the Progressive Retailers Organization (the "PRO"), a volume-buying group of 14 specialty electronics retailers across the country. This affiliation often provides the Company with the ability to obtain additional vendor rebates, product discounts and promotional products. The Company is not obligated to make purchases through PRO. The Company's President serves on the Board of Directors of PRO.

     The Company sources products from more than 50 vendors, the largest of whom, Sony, accounted for 25% of fiscal 1999 purchases. The Company does not maintain long-term commitments or exclusive contracts with any particular vendor, but instead considers numerous factors, including price, credit terms, distribution, quality and compatibility with the Company's existing product mix in making its purchasing decisions. The

Company utilizes a sophisticated automatic replenishment system for store inventory, maintaining stock levels and minimizing total dollars invested in inventory. The Company believes that its relationship with its vendors is excellent and that its focused merchandising and high degree of customer service makes it an important distribution channel, particularly for the introduction of new products.

     The Company distributes products to stores through six regional distribution centers and five service centers. The Canton, Massachusetts facility is 80,000 square feet and currently serves as the Company's headquarters and distribution and service center for the Tweeter etc. stores. The King of Prussia, Pennsylvania distribution center is 50,000 square feet and services the Bryn Mawr Stereo & Video stores. The Atlanta, Georgia facility is 80,000 square feet and services the HiFi Buys stores. The Houston, Texas facility is 11,700 square feet and services the Home Entertainment stores in Houston. The Dallas, Texas facility is 3,900 square feet and services the Dallas area Home Entertainment stores. The San Diego facility is 19,700 square feet and services the DOW Stereo/Video stores. The Company believes that these facilities are sufficient to handle the Company's planned expansion in these markets through at least the year 2001.

ADVERTISING AND MARKETING

     The Company targets consumers seeking informed advice concerning product selection and system integration of audio and video consumer electronic products. The Company's marketing strategy differs from its primary competitors in that it relies substantially on electronic media, primarily radio and an extensive direct marketing effort. The Company believes advertising on specific radio stations and at specific times allows it the flexibility to tailor its marketing message. The Company's radio advertising campaigns seek to generate name recognition and to reinforce identification of the Company as a source of high quality products at competitive prices and staffed with a knowledgeable, attentive sales force. The Company complements its radio strategy with print advertisements in its primary markets. The specific allocation of the Company's committed advertising dollars among the various types of advertising media is reviewed from time to time by Company management and, if necessary, adjusted to reflect the Company's assessment of advertising results and market conditions.

     The Company also relies on a sophisticated direct marketing campaign to its customers. The Company has developed a comprehensive database-marketing program to match past customer purchasing history to the next logical purchase option for that customer. For example, the Company has distributed direct mail regarding surround sound products to customers who recently purchased large screen televisions. The Company also distributes twice a year an award-winning one hundred-twenty page Buyer's Guide and a smaller thirty-six-page catalog three times per year. In addition, the Company frequently mails to new home buyers surrounding each of its existing stores, as well as other prospective customers located near its new store openings. Management believes that its relatively inexpensive direct mail activities leverage and complement its general media advertising campaigns to garner new customers, and is an effective means through which to retain existing customers.

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

SITE SELECTION

     The Company's stores average approximately 10,000 square feet and are typically located in freestanding buildings or strip shopping centers within high traffic shopping areas. New store sites are selected on the basis of several factors, including physical location, demographic characteristics of the local market, proximity to superstore competitors, access to highways or other major roadways, and available lease terms. The Company looks for co-tenants, such as bookstores, that are likely to draw customers who would otherwise be targeted by the Company within the site's relevant market and believes that the proximity of superstore competitors is, on balance, a positive factor due to increased customer traffic. Most of the Company's stores are leased and the stores are open seven days a week.

     The following table presents the number and locations of stores operated by Tweeter at the end of each of the last three fiscal years.

                         STATE                            1997    1998    1999
                         -----                            ----    ----    ----
Alabama.................................................                    1
California..............................................                    9
Connecticut.............................................    6       6       6
Delaware................................................    2       2       2
Georgia.................................................   10      10      10
Maine...................................................                    1
Maryland................................................    3       3       3
Massachusetts...........................................   12      13      14
New Hampshire...........................................    3       4       4
New Jersey..............................................    2       3       3
Pennsylvania............................................    8      10      12
Rhode Island............................................    1       1       1
Texas...................................................                    7
                                                           --      --      --
          TOTAL.........................................   47      52      73
                                                           ==      ==      ==

INFORMATION SYSTEMS

     The Company utilizes a sophisticated, fully integrated mainframe based management information system which updates after every transaction, and which is accessible on a real time basis to Company management, sales associates and product buyers. Extensive sales reporting and tracking are provided real time on screen to store managers and sales associates. These screens track category sales and benchmark key sales data for the Company. This system enables management and store managers to review sales volume, gross margin and product mix on a per store or per sales associate basis, allows for the viewing of open orders, inventory value and mix, and tracks sales by product category, by sales associate, and by store. The Company provides ongoing training and support in the use of this system and compensates and benchmarks the store managers based upon this information.

     The Company currently utilizes several software systems which have required modification or upgrading to accommodate the "Year 2000" changes needed for correct recording of dates in the year 2000 and beyond. The Company believes that all such systems have been modified to correctly handle dates in the year 2000, and the cost of the changes was not material to the Company's financial condition or results of operations. The Company does not, however, have complete information concerning the compliance status of its suppliers (see further discussion in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations).

EMPLOYEES

     As of September 30, 1999, the Company had 1,598 employees, comprised of 1,500 full-time and 98 part-time employees. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

                                  RISK FACTORS

     The value of an investment in Tweeter will be subject to the significant risks inherent in its business. Investors should consider carefully the risks and uncertainties described below. If any of the events described below actually occur, our business, financial condition or operating results could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly.

     This annual report contains forward-looking statements regarding Tweeter's performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. The following is a discussion of some of the factors and risks that could contribute to those differences.

RISKS ASSOCIATED WITH GROWTH

     Tweeter's success depends in large part on its ability to open, or acquire through strategic acquisitions, new stores in both existing and new geographic markets and to operate those stores profitably. We may not be able to achieve our planned expansion or to effectively integrate any new stores into our existing operations. The opening of additional stores in new geographic markets could present competitive and merchandising challenges different from those we currently or previously faced within our existing geographic markets. In addition, we may incur higher costs related to advertising, administration and distribution as we enter new markets.

     There are a number of factors that could affect our ability to open or acquire new stores consistent with our business plan. These factors also affect the ability of any newly opened or acquired stores to achieve sales and profitability levels comparable with our existing stores, or to become profitable at all. These factors include:

     - The identification and acquisition of suitable sites and the negotiation of acceptable leases for such sites;

     - The identification of existing audio and video consumer electronics retailers appropriate for strategic acquisition;

     - The successful consummation of such acquisitions;

     - The obtaining of governmental and other third-party consents, permits and licenses needed to operate such additional sites;

     - The hiring, training and retention of skilled personnel;

     - The availability of adequate management and financial resources;

     - The adaptation of our distribution and other operational and management systems to an expanded network of stores;

     - The ability and willingness of vendors to supply on a timely basis at competitive prices; and

     - Continued consumer demand for our products at levels that can support acceptable profit margins.

     In addition, our rapid expansion through the opening or acquisition of new stores will place significant demands on our management, resources, operations and information systems. Such expansion requires us to expend significant effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing and distribution systems and employee training programs. We also need to attract and retain additional qualified personnel, including new store managers, for such new stores.

     Our continued growth also depends on our ability to increase sales in our existing stores. The opening of additional stores in an existing market could result in lower net sales at our existing stores in that market.

RISKS ASSOCIATED WITH ACQUISITIONS

     Integration of newly acquired stores may involve significant delay or expense. Additional suitable acquisition candidates may not be identified. Further, we may not consummate acquisitions of any identified candidates and new stores acquired through such acquisitions may not operate profitably or integrate successfully into our operations. Previously acquired stores have had, and newly acquired stores may have, different merchandising, advertising, store format and operating approaches from ours, and our success in integrating such stores will depend on our ability to effect significant changes in the operations of such stores to conform to our approach in these areas. We may not be successful in effecting such changes without an adverse effect on the revenues or profitability of such stores. In addition, future acquisitions could involve the issuance of equity securities which could dilute the holdings of existing stockholders. Future acquisitions could also involve the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our results of operations or financial condition.

DEPENDENCE ON KEY PERSONNEL

     Our success depends upon the active involvement of senior management personnel, particularly Samuel J. Bloomberg, Tweeter's Chief Executive Officer and Chairman of the Board, and Jeffrey Stone, Tweeter's President and Chief Operating Officer. The loss of the full-time services of Messrs. Stone or Bloomberg or other members of senior management could have a material adverse effect on Tweeter's results of operations and financial condition. Except for employment contracts with Messrs. Stone and Bloomberg, and with Joseph McGuire, the Chief Financial Officer and Chief Information Officer of Tweeter, Tweeter does not have employment agreements with any members of its senior management team.

RISKS ASSOCIATED WITH COMPETITION

     The retail consumer electronics industry is highly competitive. Tweeter currently competes against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Circuit City and Best Buy, which sell, among other products, audio and video consumer electronics products similar and often identical to those Tweeter sells. Tweeter also competes in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronic products that Tweeter sells. Certain of these competitors have substantially greater financial resources than Tweeter that may increase their ability to purchase inventory at lower costs or to initiate and sustain predatory price competition. In addition, the large format stores are continuing to expand their geographic markets, and such expansion may increase price competition within those markets. A number of different competitive factors could have a material adverse effect on Tweeter's results of operations and financial condition, including:

     - Increased operational efficiencies of competitors;

     - Competitive pricing strategies;

     - Expansion by existing competitors;

     - Entry by new competitors into markets in which Tweeter is currently operating; or

     - Adoption by existing competitors of innovative store formats or retail sales methods.

SEASONAL AND QUARTERLY FLUCTUATIONS IN SALES

     Seasonal shopping patterns affect our business, like that of many retailers. The fourth calendar quarter, which is Tweeter's first fiscal quarter and which includes the December holiday shopping period, has historically contributed, and is expected to continue to represent, a substantial portion of Tweeter's operating income for its entire fiscal year. As a result, any factors negatively affecting Tweeter during such calendar quarter of any year, including adverse weather or unfavorable economic conditions, would have a material adverse effect on Tweeter's results of operations for the entire year. More generally, Tweeter's quarterly results of operations may fluctuate based upon such factors as:

     - The timing of new store openings and new store acquisitions;

     - The amount of store pre-opening expenses;

     - The amount of net sales contributed by new and existing stores;

     - The mix of consumer electronic products sold in its stores;

     - Profitability of sales of particular products; and

     - Other competitive factors.

FLUCTUATIONS IN COMPARABLE STORE SALES

     A number of factors have historically affected, and will continue to affect, Tweeter's comparable store sales results, including, among other factors:

     - Competition;

     - General regional and national economic conditions;

     - Consumer trends;

     - Changes in Tweeter's product mix;

     - Timing of promotional events;

     - New product introductions; and

     - Tweeter's ability to execute its business strategy effectively.

     Tweeter does not expect comparable store sales to increase at historical rates, and comparable store sales may decrease in the future. Changes in Tweeter's comparable store sales results could cause the price of the common stock to fluctuate substantially.

POTENTIAL NEED FOR ADDITIONAL FINANCING

     Financing for the opening and acquisition of new stores may be in the form of debt or equity or both and may not be available on terms acceptable to Tweeter, if at all. We estimate that the average cash investment, for tenant fit-out, demonstration and inventory (net of payables), required to open a store to be approximately $985,000. The actual cost of opening a store may be significantly greater than such current estimates, however, and we may need to seek additional debt and/or equity financing in order to fund our continued expansion through 2000 and beyond. In addition, our ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments. Additional issuances of equity by Tweeter may result in dilution to existing stockholders.

CHANGES IN CONSUMER DEMAND AND PREFERENCES

     Tweeter's success depends on its ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer electronics products and changes in such demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those Tweeter sells, are affected by, among other things, prevailing economic conditions. In addition, the periodic introduction and availability of new products and technologies at price levels which generate wide consumer interest stimulate the demand for audio and video consumer electronics products. Also, many products which incorporate the newest technologies, such as DVD and high-definition television, are subject to significant technological and pricing limitations and to the actions and cooperation of third parties such as television broadcasters or movie distributors. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products Tweeter sells would have a material adverse effect on its results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory. Any sustained failure by Tweeter to identify and respond to changes in consumer demand and preferences would have a material adverse effect on Tweeter's results of operations and financial condition.

DEPENDENCE ON SUPPLIERS

     The success of Tweeter's business and growth strategy depends to a significant degree upon its suppliers, particularly its brand-name suppliers of stereo and video equipment such as Sony, Mitsubishi, Yamaha, Boston Acoustics and Panasonic. Tweeter does not have any supply agreements or exclusive arrangements with any vendors. Tweeter typically orders its inventory through the issuance of individual purchase orders to vendors. In addition, Tweeter relies heavily on a relatively small number of suppliers. Tweeter's two largest suppliers accounted for approximately 36% of its sales during fiscal 1999. The loss of any of these key vendors or the failure by Tweeter to establish and maintain relationships with these or other vendors could have a material adverse effect on Tweeter's results of operations and financial condition and its expansion. It is possible, especially given Tweeter's growth strategy, that Tweeter will be unable to acquire sufficient quantities or an appropriate mix of consumer electronic products at acceptable prices, if at all. Specifically, Tweeter's ability to establish additional stores in existing markets and to penetrate new markets depends to a significant extent on the willingness and ability of vendors to supply those additional stores, and vendors may not be willing or able to do so. As we continue to open or acquire new stores, the inability or unwillingness of suppliers to supply some or all of their products to us at acceptable prices in one or more markets could have a material adverse effect on our results of operations and financial condition.

UNCERTAINTY OF INTELLECTUAL PROPERTY RIGHTS

     Our "Tweeter, etc.," "Bryn Mawr Stereo," "DOW" and "DOW Stereo/Video" service marks have been registered with the United States Patent and Trademark Office. Tweeter has not registered the "HiFi Buys" and "Home Entertainment" service marks. Tweeter is aware that other consumer electronics retailers use the name "HiFi Buys" outside Tweeter's current geographical markets. Tweeter has submitted applications for registration of certain other of its service marks, which applications are currently pending. Tweeter may be unable to successfully register such service marks. In addition, Tweeter's service marks, whether registered or unregistered, and patents may not be effective to protect its intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future. Any such assertions, if proven to be true, could have a material adverse effect on Tweeter's results of operations and financial condition.

SIGNIFICANT OWNERSHIP BY PRINCIPAL STOCKHOLDERS

     Tweeter's executive officers, directors and principal stockholders and their affiliates own approximately 12% of Tweeter's outstanding common stock. As a result, those parties might be able to significantly influence Tweeter's affairs if they were to act together.

EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS; ANTI-TAKEOVER PROVISIONS

     Tweeter's corporate charter and by-laws as well as certain provisions of Delaware General Corporation Law, contain provisions which may deter, discourage or make more difficult a change in control of Tweeter, even if such a change in control would be in the interest of a significant number of Tweeter's stockholders or if such change in control would provide such stockholders with a substantial premium for their shares over then current market prices. For example, the charter authorizes Tweeter's Board of Directors to issue one or more classes of preferred stock, having such designations, rights and preferences as they determine, and such issuances may, among other things, have an adverse effect on the rights of holders of common stock.

     Tweeter's stockholders have no right to take action by written consent and may not call special meetings of stockholders. Any amendment of the by-laws by the stockholders or certain provisions of the charter requires the affirmative vote of at least 75% of the shares of voting stock then outstanding. The charter also provides for the staggered election of directors to serve for one, two and three-year terms, and for successive three-year terms thereafter, subject to removal only for cause upon the vote of not less than 75% of the shares of common stock represented at a stockholders' meeting.

     In addition, under the terms of Tweeter's Stockholder Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock (an "Acquiring Person"), all other stockholders of Tweeter would have the right to purchase securities from Tweeter at a discount to such securities' fair market value, thus causing substantial dilution to the holdings of the Acquiring Person. The Stockholder Rights Plan may inhibit a change in control and, therefore, could adversely affect the stockholders' ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction.

VOLATILITY OF STOCK PRICE

     The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a variety of internal and external factors. The stock market in general, and the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. The trading prices of many companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on Tweeter's results of operations and financial condition.

YEAR 2000 COMPLIANCE

     We have contacted our suppliers to determine whether Year 2000 issues will affect their supply of goods to us. Any disruption in our supply chain could have a material adverse affect on our results of operation and financial condition. In addition, although we anticipate minimal internal business interruption due to Year 2000 problems, we expect any problems which may arise to develop during our peak sales period. During this time, it is possible that Tweeter may lose communications links with certain store locations, that Tweeter's stores may close due to loss of electric power, that Tweeter's stores' and storage facilities' security systems may not operate and that individual stores may be unable to process transactions, send purchase orders or engage in similar normal business activities. Any large scale failure to operate during this period may have a material adverse effect on Tweeter's results of operations and financial condition.

ITEM 2.  PROPERTIES

     The Company's corporate offices and the New England distribution and service centers are located in an 80,000 square foot facility it owns in Canton, Massachusetts. In addition, the Company leases over 180,000 square feet of regional operating facilities including distribution and service centers in King of Prussia, Pennsylvania, Atlanta, Georgia, Houston, Texas, Dallas, Texas and San Diego, California.

     The Company's stores, most of which are leased, include selling space, inventory storage, management offices and employee areas. The majority of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for nineteen of the stores have a percentage rent provision that range from 1.5% to 4% of gross sales at each location in excess of certain specified sales amounts. The initial terms of the leases range from 5 to 20 years and generally allow the Company to renew for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2020.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market, under the symbol "TWTR." Public trading in the Company's common stock commenced on July 16, 1998. Prior to that date, there was no public market for the Company's common stock. The following table sets forth the high, low and last sale prices for the common stock for the quarters in which the common stock was publicly traded, adjusted for the stock split effective on December 2, 1999:

                QUARTER ENDED                    HIGH        LOW       LAST
                -------------                   -------    -------    -------
September 30, 1998............................  $10.565    $ 5.625    $ 6.815
December 31, 1998.............................  $15.500    $ 5.313    $14.375
March 31, 1999................................  $20.000    $13.375    $16.125
June 30, 1999.................................  $ 20.75    $11.063    $19.625
September 30, 1999............................  $ 19.00    $13.297    $18.688

     The last sale price of the common stock on December 9, 1999, as reported by Nasdaq, was $38.50 per share. As of December 9, 1999, there were approximately 1,800 holders of record of the common stock.

     The Company does not anticipate paying any cash dividends for the foreseeable future. In addition, current lending arrangements prohibit the payment of cash dividends or will limit the Company's ability to declare or pay such dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     None

ITEM 6. SELECTED FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND NUMBER OF STORES DATA)

     Set forth below is selected financial and operating data for each of the five years ended September 30, 1999. The selected statement of operations and balance sheet data for each of the five years ended September 30, 1999 have been derived from financial statements of the Company, which have been audited by its independent auditors. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere in this Report.

                                                   1995      1996(4)    1997(5)       1998      1999(6)
                                                  -------    -------    --------    --------    --------
STATEMENT OF OPERATIONS:
Total revenue...................................  $60,121    $80,607    $132,525    $232,289    $283,287
Cost of sales...................................   39,167     51,816      86,315     151,265     182,748
                                                  -------    -------    --------    --------    --------
    Gross profit................................   20,954     28,791      46,210      81,024     100,539
Selling expenses................................   15,404     21,993      35,568      56,907      69,225
Corporate, general and administrative
  expenses......................................    3,247      4,716       8,102      11,128      14,822
Amortization of goodwill........................       65        129         487         917       1,056
                                                  -------    -------    --------    --------    --------
Income from operations..........................    2,238      1,953       2,053      12,072      15,436
Interest expense................................      629        617       1,808       2,753         310
                                                  -------    -------    --------    --------    --------
Income before income taxes......................    1,609      1,336         245       9,319      15,126
Income tax expense (benefit) (1)................     (174)      (453)         99       3,724       6,050
                                                  -------    -------    --------    --------    --------
Income before extraordinary item................    1,783      1,789         146       5,595       9,076
Extraordinary item (less applicable income
  taxes)........................................       --         --          --        (340)         --
                                                  -------    -------    --------    --------    --------
Net income......................................    1,783      1,789         146       5,255       9,076
                                                  =======    =======    ========    ========    ========
Accretion of preferred stock....................               1,036       2,156       2,514          --
                                                  =======    =======    ========    ========    ========
Net income (loss) available to common
  stockholders..................................  $ 1,783    $   753    $ (2,010)   $  2,741    $  9,076
                                                  =======    =======    ========    ========    ========
Basic earnings (loss) per share
Net income (loss) available to common
  stockholders before extraordinary item........     0.26       0.19       (0.60)       0.62        0.63
    Extraordinary item..........................       --         --          --       (0.07)         --
                                                  -------    -------    --------    --------    --------
    Net income..................................  $  0.26    $  0.19    $  (0.60)   $   0.55    $   0.63
                                                  =======    =======    ========    ========    ========
Diluted earnings (loss) per share
Net income (loss) available to common
  stockholders before extraordinary item........     0.26       0.19       (0.60)       0.55        0.57
  Extraordinary item............................       --         --          --       (0.03)         --
                                                  -------    -------    --------    --------    --------
  Net income (loss).............................  $  0.26    $  0.19    $  (0.60)   $   0.52    $   0.57
                                                  =======    =======    ========    ========    ========
Weighted average shares outstanding(2)
    Basic.......................................    6,742      3,880       3,346       4,972      14,386
                                                  =======    =======    ========    ========    ========
    Diluted.....................................    6,742      3,966       3,346      10,068      15,972
                                                  =======    =======    ========    ========    ========
OPERATING DATA:
Stores open at beginning of period..............       16         18          33          47          52
New stores......................................        2          2           4           5           5
Remodeled stores................................        1          1           1           2           3
Closed stores...................................        0          0           0           0           0
Stores acquired.................................        0         13          10           0          16
Stores open at end of period....................       18         33          47          52          73
Comparable Store Sales Growth(3)................     12.5%       5.6%       -7.2%       12.5%        5.0%
BALANCE SHEET DATA:
Working capital.................................  $ 1,590    $ 1,897    $ 11,857    $ 18,263    $ 31,323
Total assets....................................   15,162     38,619      78,688      91,643     141,619
Long term debt, excluding current portion.......    8,705     10,700      30,875       5,250       5,717
Redeemable convertible preferred stock..........       --     11,597      20,591          --          --
Stockholder's equity (deficit)..................   (2,457)    (3,984)     (5,669)     51,610      87,245

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

(2) Shares outstanding include 1,044,820 and 1,587,470 shares issuable upon exercise of stock options and warrants outstanding as of September 30, 1998 and 1999, respectively, after applying the treasury stock method.

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

(4) The fiscal year 1996 data includes results of the Bryn Mawr acquisition from May 13, 1996, which was accounted for using the purchase method (see Note 11 to the consolidated financial statements).

(5) The fiscal year 1997 data includes results of the HiFi Buys acquisition from June 1, 1997, which was accounted for using the purchase method (see Note 11 to the consolidated financial statements).

(6) The fiscal year 1999 data includes the results of the Home Entertainment acquisition from February 1, 1999, which was accounted for using the purchase method; and the DOW Stereo/Video acquisition from July 1, 1999, which was accounted for using the purchase method (see Note 11 to the consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report contains certain statements regarding Tweeter's performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. Therefore, this report, and especially this section and the section entitled "Risk Factors," contains a discussion of some of the factors and risks that could contribute to those differences.

GENERAL

     The Company is a leading specialty retailer of audio and video consumer electronics under the Tweeter, etc., Bryn Mawr Stereo & Video, HiFi Buys, Home Entertainment and Dow Stereo/Video names. The Company opened its first Tweeter, etc. store in New England in 1972. Over 27 years, the Company has refined its retail concept to meet the needs of consumers seeking mid to high-end brand name products with advanced features, functionality and performance which the Company sells through its highly trained, relationship-driven sales force. The Company believes that its effective merchandising and superior customer service has enabled it to generate substantial customer loyalty.

     In 1995, the Company adopted an aggressive growth strategy (i) to open new stores in current regional markets and relocate certain stores to more favorable sites and (ii) to selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired company to its core operating model and leveraging distribution, marketing and corporate infrastructure. To support this growth strategy, the Company obtained equity investments in fiscal 1996 of approximately $10.6 million. In May 1996, the Company completed the Bryn Mawr Stereo & Video acquisition. In May 1997, the Company raised an additional $22 million, comprised of $7 million of equity and $15 million of subordinated debt. The proceeds were used primarily to finance the HiFi Buys acquisition. Both acquisitions were accounted for by the purchase method of accounting. By September 30, 1998, the Company had grown to 52 stores.

     In February 1999, the Company completed a secondary offering, raising $24.3 million, the proceeds of which were used to pay off debt, and fund the acquisitions of Home Entertainment and DOW Stereo/Video. In February 1999, the Company completed the Home Entertainment acquisition. In July of 1999, the Company completed the DOW Stereo/Video acquisition. Both acquisitions were accounted for as a purchase. By September 30, 1999, the Company had grown to 73 stores.

     The Company seeks to increase sales, profitability and asset productivity at acquired companies by converting them to the Company's standard operating model with enhanced training for sales personnel, superior customer service, improved merchandising focused on higher-end audio and video equipment and more stringent operating controls. The Company has also aggressively expanded its corporate infrastructure over the past three years to support anticipated higher levels of growth, including expanding its management team with the addition of senior financial, information systems, and buying personnel. Enhancements were also made to its management information systems with the addition of a new mainframe and operating platform, as well as to its distribution and administrative infrastructure to enable the Company to support all five regions on an integrated basis.

THE FOLLOWING ARE SYNOPSES OF RECENT ACQUISITIONS:

BRYN MAWR

     Subsequent to the Bryn Mawr Stereo & Video acquisition, the Company implemented a variety of strategic initiatives to convert Bryn Mawr Stereo & Video to its core operating model. These initiatives were primarily focused on increasing sales and gross margin, rather than reducing operating expenses, in order to improve store contribution. These initiatives included: (i) increased advertising expenditures and refocused advertising to emphasize radio, television and direct marketing rather than print, (ii) the implementation of the Company's everyday competitive pricing and Automatic Price Protection programs, (iii) the initiation of a substantial sales associate training program to improve product knowledge and enhance relationship selling skills, and (iv) focusing the sales staff on higher margin products, particularly audio products.

     As a result of these initiatives, comparable store sales increased 36.9% at Bryn Mawr during the period from the acquisition, May 13, 1996, through September 30, 1996 versus the same period for the prior year.

Comparable store sales at Bryn Mawr increased 4.7% during fiscal 1997 and 19.3% during fiscal 1998. On a pro forma basis, assuming the Bryn Mawr acquisition as of October 1, 1995, store contribution increased to 6.8% in fiscal 1997 from 3.1% in fiscal 1996. Store contribution margin rose to 7.8% in the year ended September 30, 1998 from 6.8% in the prior year period, primarily due to the leveraging of expenses on a higher sales base as well as an increase in gross margin. Store contribution increased to 10.2% for the year ended September 30, 1999.

     The following table sets forth total revenues in thousands and store contribution as a percentage of total revenues for Bryn Mawr on a standalone basis:

                                       PRO FORMA
                                       YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       9/30/96(1)     9/30/97       9/30/98       9/30/99
                                       ----------    ----------    ----------    ----------
Total revenue........................   $33,525       $35,432        51,768        63,638
Store contribution...................       3.1%          6.8%          7.8%         10.2%

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

HIFI BUYS

     As with the Bryn Mawr acquisition, the Company initiated a series of strategic initiatives subsequent to the HiFi Buys acquisition. In contrast to Bryn Mawr, however, these initiatives combined a planned decrease of revenues with a planned increase in gross margin and a substantial decrease in operating expenses to generate increased store contribution. Specifically, the Company (i) adjusted the merchandise mix to increase the proportion of mid and high-end products and reduce the number of lower margin introductory products, (ii) altered store employee compensation to reduce the emphasis on promotional sales and focus incentives on gross margin and store contribution, (iii) reduced marketing expenditures and shifted marketing emphasis from promotional advertising toward the Company's traditional relationship selling and everyday competitive price message, (iv) converted the advertising program to emphasize electronic advertising and direct mail marketing as opposed to print media, (v) implemented the Automatic Price Protection program, and (vi) eliminated $2.4 million of overhead by centralizing accounting, purchasing and other support infrastructure.

     As a result of these initiatives, the Company experienced a planned decline in comparable store sales of 29.9% during the period from the acquisition, June 1, 1997, through September 30, 1997 versus the same period for the prior year. In addition to the elimination of lower end items from the product mix and reduced advertising, the comparable store sales decline was exacerbated by a relatively high sales level during June to September 1996 due to the Olympic Games in Atlanta. Comparable store sales declined 5.2% in the year ended September 30, 1998. Pro forma for the HiFi Buys acquisition as of October 1, 1996, store contribution improved to 9.9% in the year ended September 30, 1998 from 6.9% in the prior year, and improved to 11.4% for the year ended September 30, 1999.

     The following table sets forth total revenues in thousands and store contribution as a percentage of total revenues for HiFi Buys on a standalone basis:

                                           PRO FORMA
                                           YEAR ENDED    YEAR ENDED    YEAR ENDED
                                           9/30/97(1)     9/30/98       9/30/99
                                           ----------    ----------    ----------
Total revenue............................   $87,968        82,810        85,021
Store contribution.......................       6.9%          9.9%         11.4%

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

HOME ENTERTAINMENT

     As with prior acquisitions, the Company implemented a variety of strategic initiatives to convert Home Entertainment to its core operating model. These initiatives included: (i) adjusted the merchandise mix to expand the number of mid and high end products offered in the stores, (ii) increased advertising expenditures and refocused advertising to emphasize radio and direct marketing rather than print, (iii) the implementation of the Company's everyday competitive pricing and Automatic Price Protection programs, (iv) the initiation of a substantial sales associate training program to improve product knowledge and enhance relationship selling skills, and (v) introducing several new product categories, including camcorders and portable audio.

     As a result of these initiatives, comparable store sales increased 7.8% at Home Entertainment during the period from the acquisition, February 1, 1999, through September 30, 1999 versus the same period for the prior year.

     The following table sets forth total revenues in thousands and store contribution as a percentage of total revenues for Home Entertainment on a standalone basis:

                                                            PRO FORMA
                                                            YEAR ENDED
                                                            9/30/99(1)
                                                            ----------
Total revenue.............................................   $25,577
Store contribution........................................       5.6%

---------------

(1) The pro forma results are presented as if the Home Entertainment acquisition had occurred on October 1, 1998 and reflect the results of Home Entertainment for a period under prior ownership. The pro forma results are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indications of what the Company's results would have been for the period had the Company completed the Home Entertainment acquisition as of the date indicated.

DOW STEREO/VIDEO

     As with prior acquisitions, the Company implemented a variety of strategic initiatives to convert DOW Stereo/Video to its core operating model. These initiatives included: (i) adjusted the merchandise mix to expand the number of mid and high end products offered in the stores and to eliminate entry-level product from the merchandise mix, (ii) increased advertising expenditures and refocused advertising to emphasize radio, television and direct marketing rather than print, (iii) the implementation of the Company's everyday competitive pricing and Automatic Price Protection programs, (iv) the initiation of a substantial sales associate training program to improve product knowledge and enhance relationship selling skills, and (v) focusing the sales staff on higher margin products, particularly audio products.

     The following table sets forth total revenues in thousands and store contribution as a percentage of total revenues for Dow Stereo/Video on a standalone basis:

                                                            PRO FORMA
                                                            YEAR ENDED
                                                            9/30/99(1)
                                                            ----------
Total revenue.............................................   $39,753
Store contribution........................................       3.9%

---------------

(1) The pro forma results are presented as if the Dow Stereo/Video acquisition had occurred on October 1, 1998 and reflect the results of Dow Stereo/Video for a period under prior ownership. The pro forma results are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indications of what the Company's results would have been for the period had the Company completed the Dow Stereo/Video acquisition as of the date indicated.

RESULTS OF OPERATIONS

     The following table is derived from Selected Financial Data and sets forth, for the periods indicated, the actual amounts, in thousands, of certain income and expense items and their percentages, relative to total revenue:

                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                    -----------------------------------------------------------
                                                 1997                 1998                 1999
                                    -----------------    -----------------    -----------------
STATEMENT OF OPERATIONS:
  Total revenue...................  $132,525    100.0%   $232,289    100.0%   $283,287    100.0%
  Gross profit....................    46,210     34.9%     81,024     34.9%    100,539     35.5%
  Selling expenses................    35,568     26.8%     56,907     24.5%     69,225     24.4%
  Store Contribution..............    10,642      8.0%     24,117     10.4%     31,314     11.1%
  Corporate, general and
     administrative expenses......     8,102      6.1%     11,128      4.8%     14,822      5.2%
  Amortization of goodwill........       487      0.4%        917      0.4%      1,056      0.4%
                                    --------    -----    --------    -----    --------    -----
  Income from operations..........     2,053      1.5%     12,072      5.2%     15,436      5.4%
  Interest expense................     1,808      1.4%      2,753      1.2%        310      0.1%
                                    --------    -----    --------    -----    --------    -----
  Income before income taxes......       245      0.2%      9,319      4.0%     15,126      5.3%
  Income tax expense..............        99      0.1%      3,724      1.6%      6,050      2.1%
                                    --------    -----    --------    -----    --------    -----
  Income before extraordinary
     item.........................       146      0.1%      5,595      2.4%      9,076      3.2%
  Extraordinary item (less
     applicable income taxes).....        --      0.0%       (340)    -0.1%         --      0.0%
                                    --------    -----    --------    -----    --------    -----
  Net income......................       146      0.1%      5,255      2.3%      9,076      3.2%
                                    ========    =====    ========    =====    ========    =====
  Accretion of preferred stock....     2,156      1.6%      2,514      1.1%         --      0.0%
                                    --------    -----    --------    -----    --------    -----
  Net income (loss) available to
     common stockholders..........  $ (2,010)    -1.5%   $  2,741      1.2%   $  9,076      3.2%
                                    ========    =====    ========    =====    ========    =====

FISCAL 1999 AS COMPARED TO FISCAL 1998

     Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $51.0 million, or 22%, to $283.3 million in the year ended September 30, 1999 from $232.3 million for the year ended September 30, 1998. The increase was primarily comprised of revenues of $16.3 million derived from Home Entertainment from the date of acquisition, $8.0 million from DOW Stereo/Video revenues from the date of acquisition, $14.4 million from new stores, and $9.7 million from comparable store sales growth. Comparable store sales increased by 5.0%. This excludes a 7.6% increase in comparable store sales at Home Entertainment from February 1, 1999, and a 17.9% decrease in comparable store sales at DOW Stereo/Video from July 1, 1999. The Company is planning for comparable store sales decreases to continue for 9 to 12 months at DOW Stereo/Video as it abandons entry-level product and refines the merchandise mix to reflect the core Tweeter mix. The increase at Home Entertainment resulted from the conversion to the Company's operating model, and the introduction of product lines not previously carried by the chain.

     Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $31.5 million, or 20.8%, to $182.7 million in the year ended September 30, 1999 from $151.3 million in the year ended September 30, 1998. Gross profit increased $19.5 million, or 24.1% to $100.5 million in the year ended September 30, 1999 from $81.0 million for the year ended September 30, 1998. The gross margin for the year ended September 30, 1999 and 1998 was 35.5% and 34.9%, respectively. The increase in gross margin is due to higher sales of new, digital based products, which tend to have higher margins than their analog counterparts.

     Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising, pre-opening expenses and bank fees and excludes corporate overhead. Selling expenses increased $12.3 million, or 21.6%, to $69.2 million in the year ended September 30, 1999 from

$56.9 million for the year ended September 30, 1998. The increase, on an absolute basis, was principally associated with advertising, commissions related to increased sales, fees related to private label credit card promotions, and rent and related staff positions for the additional stores acquired as part of both the Home Entertainment and DOW Stereo/Video acquisitions. As a percentage of total revenue, selling expenses declined to 24.4% for the year ended September 30, 1999 from 24.5% in the prior year period.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of finance, purchasing, information systems, human resources, training, executive officers and related support functions. Corporate, general and administrative expenses for the year ended September 30, 1999 increased 33.2% to $14.8 million from $11.1 million for the year ended September 30, 1998. As a percentage of total revenue, corporate, general and administrative expenses increased to 5.2% for the year ended September 30, 1999 from 4.8% for the prior year period as the Company continued to add corporate infrastructure to support its recent and planned acquisitions, as well as support new store growth.

     Amortization of Goodwill. Amortization of goodwill increased to $1,056,000, for the year ended September 30, 1999 from $917,000 for the year ended September 30, 1998. This increase is attributable to goodwill recorded in connection with the recent acquisitions of Home Entertainment and Dow Stereo/Video.

     Interest Expense. Interest expense decreased to $310,000 for the year ended September 30, 1999 from $2.8 million for the year ended September 30, 1998 due primarily to the elimination of outstanding debt with proceeds from the Company's secondary offering on February 2, 1999.

     Income Taxes. The effective tax rate for the years ended September 30, 1999 and September 30, 1998 was 40.0%. Management expects that the effective tax rate will remain substantially unchanged in the near future.

FISCAL 1998 AS COMPARED TO FISCAL 1997

     Total Revenue. Total revenue increased $99.8 million, or 75%, to $232.3 million in the year ended September 30, 1998 from $132.5 million for the year ended September 30, 1997. The increase was comprised of $59.8 million from a full year of HiFi Buys revenues, $9.4 million from new stores, and $20.9 million from comparable store sales growth. Comparable store sales increased by 12.5%, made up of a 28.6% increase at Tweeter, etc., a 19.3% increase at Bryn Mawr Stereo & Video, and 5.2% decrease at HiFi Buys. The exit from the New England market of competing retail chains has had a favorable impact on comparable store sales at Tweeter, etc., while the increase at Bryn Mawr Stereo & Video resulted from the conversion to the Company's operating model. The decrease in HiFi Buys comparable store sales was primarily due to the planned elimination of entry level products and a decrease in associated promotional advertising.

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

     Historically, the Company's primary sources of financing have been net cash from operations, borrowings under its Credit Facility, and proceeds from the sale of equity or subordinated notes. At September 30, 1999 and September 30, 1998, the Company's working capital was $31.3 million and $18.3 million, respectively. Cash provided by operations was $4.0 million for the year ended September 30, 1999. The increase in working capital is a result of $9.1 million in net income, an increase in accounts payable and accrued expenses of $8.2 million and depreciation and amortization of $5.2 million. This was offset by increases in inventory of $14.2 million and accounts receivable of $2.7 million and a decrease in deferred warranty of $1.1 million, as well as minor changes in other operating accounts.

     Net cash used in investing activities during fiscal 1999 was approximately $32.8 million. Approximately $18.8 million was used to fund acquisitions, and $6.1 million was used to open five new stores and relocate three stores. The balance of $6.6 million was used for other miscellaneous capital expenditures for equipment, fixtures and leasehold improvements. Additionally, the Company used $1.2 million to purchase marketable equity securities. During fiscal 1998, net cash used in investing activities was approximately $9.0 million and was primarily used to open five new stores and relocate two stores. In addition $5.2 million was used to purchase a facility in Canton, Massachusetts to serve as the corporate headquarters, service center and distribution center. During fiscal 1997, net cash used in investing activities was $23.5 million, including $19.5 million for the HiFi Buys acquisition. In addition, the Company used $4.0 million of cash to open four new stores and relocate one store. There are no other material commitments for capital expenditures other than new store openings and remodeling or relocating existing stores in the next 12 months.

     At September 30, 1999, the Company had outstanding approximately $5.7 million under its Credit Facility. The Credit Facility currently has a maximum availability of $50.0 million and a maturity date of July 31, 2001, and is secured by the inventory of the Company and certain other assets.

     On February 2, 1999, the Company completed a secondary offering of 5,000,000 shares of common stock. The Company sold 1,000,000 shares and 4,000,000 shares were sold by existing shareholders. The Company also covered the underwriters over allotment and issued 750,000 additional shares. Net proceeds received by the Company were $24.3 million.

     The Company used these net proceeds to repay existing indebtedness under its revolving credit facility of $6.9 million, fund the Home Entertainment acquisition for approximately $9.3 million, and fund the DOW Stereo/Video acquisition for approximately $8.2 million, and for working capital and general corporate purposes.

     On October 4, the Company formed a joint-venture with Cyberian Outpost, Inc. (Nasdaq: COOL) to jointly market and sell consumer electronics over the Internet, incorporated as Tweeter.Outpost.com, LLC. This Internet site was launched on October 19, 1999, with a primary URL of Tweeter.Outpost.com. In conjunction with this effort, the Company made an equity investment of $1.0 million in the common stock of Cyberian Outpost, Inc. This 50/50 joint venture was capitalized with $2.5 million from each party, primarily to fund inventory procurement. The Company chose this method of entry into cyber-retailing to (i) minimize execution risk by partnering with an experienced internet retailer,
(ii) minimize investment in Web infrastructure by leveraging the existing facilities of Outpost.com, and (iii) utilize a proven fulfillment back end instead of building internal infrastructure to support customer fulfillment. The parties also expect to utilize and leverage their respective marketing efforts to promote the website, by tagging the existing advertising with information about the Web presence. The joint venture is not anticipated to engage in marketing directly. As a result of this arrangement, the Company expects this joint-venture to be accretive to earnings in fiscal 2000.

     The Company believes that cash expected to be generated from operations, and available borrowings under the Credit Facility, will be sufficient to finance its working capital and capital expenditure requirements, exclusive of acquisitions, for at least the next 12 months.

YEAR 2000 READINESS DISCLOSURE

     The Company has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is complete. All of the required coding conversions on information technology have been substantially completed.

     The final phase of the Company's Year 2000 project, complete system testing, is ongoing and will continue until January 1, 2000. Testing will continue for all existing systems and ongoing new releases and enhancements to ensure readiness.

     The total estimated cost of the conversion was not significant, and continues to be handled in due course by the Company's MIS department. These costs are an immaterial part of the Company's information technology budget. The Company's Information Systems Division has not deferred any information technology projects to address the Year 2000 issue.

     In addition to internal Year 2000 implementation activities, the Company is communicating with others with which our systems interface or on which they rely to determine the extent to which those companies are addressing their Year 2000 compliance. Testing is ongoing and will continue through December 1999. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as utility companies or merchandise suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

     Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of communications links with certain store locations, loss of electric power, inability to process transactions, send purchase orders, or engage in similar normal business activities.

     The Company has established a contingency plan for possible Year 2000 issues. This plan provides that its stores will be able to manually process transactions in the event of a system failure. Where needed, the Company will establish other contingency plans based on our actual testing experience with our supplier base and assessment of outside risks.

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

SEASONALITY

     The Company's business is subject to seasonal variations. Historically, the Company has realized a significant portion of its total revenue and net income for the year during the first and fourth fiscal quarters, with a majority of net income for such quarters realized in the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have a material adverse effect on financial condition and results of operations. The Company's quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates or changes in cooperative advertising policies from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and in its financial position is the potential for loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     At September 30, 1999, the Company has $5,700,000 of variable rate borrowings outstanding under its revolving credit facility, which approximate fair market value. A hypothetical 10% adverse change in current interest rates for this variable rate debt would have an approximate $42,750 negative impact on the Company's earnings and cash flows.

     At September 30, 1999, the Company has approximately $1.8 million in marketable equity securities classified as "available-for-sale." Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by $180,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Independent Auditors' Report................................   27
Consolidated Balance Sheets as of September 30, 1998 and
  1999......................................................   28
Consolidated Statements of Income for the Years Ended
  September 30, 1997, 1998 and 1999.........................   29
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended September 30, 1997, 1998 and 1999.....   30
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1997, 1998 and 1999.........................   31
Notes to Consolidated Financial Statements..................   32

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tweeter Home Entertainment Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 18, 1999

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,
                                                                ----------------------------
                                                                    1998            1999
                                                                ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $    776,709    $    999,495
  Accounts receivable, net of allowance for doubtful
     accounts of $560,000 at September 30, 1998 and $650,000
     at September 30, 1999..................................       6,207,837       9,556,846
  Inventory.................................................      38,362,311      62,135,516
  Deferred tax assets.......................................       1,598,352       1,899,604
  Prepaid expenses and other current assets.................         590,788         678,804
                                                                ------------    ------------
     Total current assets...................................      47,535,997      75,270,265
  Long-term investments.....................................              --       1,846,366
  Property and equipment, net...............................      23,978,118      34,243,241
  Other assets, net.........................................          35,789         191,616
  Goodwill, net.............................................      20,093,107      30,067,691
                                                                ------------    ------------
     TOTAL..................................................    $ 91,643,011    $141,619,179
                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long term debt.........................    $         --    $     35,551
  Amount due to bank........................................       4,071,310       6,023,056
  Accounts payable..........................................      10,663,216      18,377,139
  Accrued expenses..........................................      12,006,824      16,197,306
  Customer deposits.........................................       1,422,557       2,440,090
  Deferred warranty.........................................       1,109,325         673,139
                                                                ------------    ------------
     Total current liabilities..............................      29,273,232      43,746,281
                                                                ------------    ------------
LONG-TERM DEBT:
  Note payable to bank......................................       5,250,000       5,716,805
                                                                ------------    ------------
OTHER LONG-TERM LIABILITIES:
  Rent related accruals.....................................       2,821,202       3,197,657
  Deferred warranty.........................................       1,066,251         338,238
  Deferred tax liabilities..................................       1,423,283       1,095,527
  Other long-term liabilities...............................         198,660         279,500
                                                                ------------    ------------
     Total other long-term liabilities......................       5,509,396       4,910,922
                                                                ------------    ------------
     TOTAL..................................................      40,032,628      54,374,008
                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding...........              --              --
  Common Stock, $.01 par value, 30,000,000 shares
     authorized; 15,043,526 shares issued in September 30,
     1998 and 17,129,622 in September 30, 1999..............          75,217          85,648
  Additional paid in capital................................      46,840,737      73,287,886
  Accumulated other comprehensive income....................              --         301,520
  Retained earnings.........................................       6,701,244      15,482,982
                                                                ------------    ------------
     Total..................................................      53,617,198      89,158,036
  Less treasury stock: 2,878,146 shares in September 30,
     1998, and 1,905,586 shares in September 30, 1999, at
     cost...................................................      (2,006,815)     (1,912,865)
                                                                ------------    ------------
     Total stockholders' equity.............................      51,610,383      87,245,171
                                                                ------------    ------------
     TOTAL..................................................    $ 91,643,011    $141,619,179
                                                                ============    ============

                See notes to consolidated financial statements.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          YEARS ENDED SEPTEMBER 30,
                                               -----------------------------------------------
                                                   1997             1998             1999
                                               -------------    -------------    -------------
Total revenue................................  $ 132,523,037    $ 232,288,571    $ 283,287,075
Cost of sales................................    (86,314,918)    (151,265,382)    (182,747,729)
                                               -------------    -------------    -------------
Gross profit.................................     46,210,119       81,023,189      100,539,346
Selling expenses.............................     35,567,940       56,906,541       69,225,160
Corporate, general and administrative
  expenses...................................      8,102,190       11,127,540       14,821,844
Amortization of goodwill.....................        487,084          917,442        1,056,470
                                               -------------    -------------    -------------
Income from operations.......................      2,052,905       12,071,666       15,435,872
Interest expense.............................      1,807,660        2,752,810          309,980
                                               -------------    -------------    -------------
Income before income taxes...................        245,245        9,318,856       15,125,892
Income taxes.................................         98,962        3,723,969        6,050,357
                                               -------------    -------------    -------------
Income before extraordinary item.............        146,283        5,594,887        9,075,535
Extraordinary item -- early extinguishment of
  debt (less applicable income taxes of
  $244,557)..................................             --          339,687               --
                                               -------------    -------------    -------------
NET INCOME...................................        146,283        5,255,200        9,075,535
                                               =============    =============    =============
Accretion of preferred stock.................      2,156,356        2,514,043               --
                                               -------------    -------------    -------------
Net income (loss) available to common
  stockholders...............................  $  (2,010,073)   $   2,741,157    $   9,075,535
                                               =============    =============    =============
Basic earnings (loss) per share:
  Income (loss) available to common
     stockholders before extraordinary
     item....................................  $       (0.60)   $        0.62    $        0.63
  Extraordinary item.........................             --            (0.07)              --
                                               -------------    -------------    -------------
  Net income (loss)..........................  $       (0.60)   $        0.55    $        0.63
                                               =============    =============    =============
Diluted earnings (loss) per share:
  Income (loss) before extraordinary item....  $       (0.60)   $        0.55    $        0.57
  Extraordinary item.........................             --            (0.03)              --
                                               -------------    -------------    -------------
  Net income (loss)..........................  $       (0.60)   $        0.52    $        0.57
                                               =============    =============    =============
Weighted-average shares outstanding:
  Basic......................................      3,345,014        4,972,542       14,385,032
                                               =============    =============    =============
  Diluted....................................      3,345,014       10,067,606       15,972,502
                                               =============    =============    =============

                See notes to consolidated financial statements.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                        ACCUMULATED       NOTE
                                        COMMON STOCK       ADDITIONAL     RETAINED         OTHER       RECEIVABLE
                                    --------------------     PAID-IN      EARNINGS     COMPREHENSIVE      FROM
                                      SHARES     AMOUNT      CAPITAL      (DEFICIT)       INCOME         OFFICER
                                      ------     ------    ----------     ---------    -------------   ----------
BALANCE, OCTOBER 1, 1996..........   5,510,404   $27,552   $(3,057,683)  $   627,727     $     --       $(31,500)
  Issuance of warrants in
    connection with subordinated
    debt offering.................                             325,383
  Accretion of Series A
    Convertible Preferred Stock...                                        (1,802,520)
  Accretion of Series B
    Convertible Preferred Stock...                                          (353,836)
  Comprehensive Income:
    Net income....................                                           146,283
  Comprehensive income............
                                    ----------   -------   -----------   -----------     --------       --------
BALANCE, SEPTEMBER 30, 1997.......   5,510,404   27,552     (2,732,300)   (1,382,346)          --        (31,500)
  Accretion of Series A
    Convertible Preferred Stock
    through July 16, 1998.........                                        (1,640,863)
  Accretion of Series B
    Convertible Preferred Stock
    through July 16, 1998.........                                          (873,180)
  Exercises of warrants...........                                          (363,908)
  Additional payment for Treasury
    stock.........................
  Conversion of Series A
    Convertible Preferred Stock...   3,400,272   17,001     10,543,922     4,479,325
  Conversion of Series B
    Convertible Preferred Stock...   1,732,850    8,664      6,828,721     1,227,016
  Issuance of common stock, net...   4,400,000   22,000     32,200,394
  Payment received on note
    receivable....................                                                                        31,500
  Comprehensive income:
    Net income....................                                         5,255,200
  Comprehensive income............
                                    ----------   -------   -----------   -----------     --------       --------
BALANCE, SEPTEMBER 30, 1998.......  15,043,526   75,217     46,840,737     6,701,244           --             --
  Issuance of common stock, net...   1,794,822    8,974     25,123,557
  Issuance of shares under stock
    option plan...................     291,274    1,456        604,546
  Exercises of warrants...........                              19,050      (293,797)
  Treasury stock acquired.........                             609,681
  Issuance of treasury stock under
    employee stock purchase
    plan..........................                              90,316
  Comprehensive income:
    Net income....................                                         9,075,535
    Net unrealized gain on
      investments, net of tax of
      $200,960....................                                                        301,520
  Comprehensive income............
                                    ----------   -------   -----------   -----------     --------       --------
BALANCE, SEPTEMBER 30, 1999.......  17,129,622   $85,648   $73,287,886   $15,482,982     $301,520       $     --
                                    ==========   =======   ===========   ===========     ========       ========

                                                                                    TOTAL
                                         TREASURY STOCK                         STOCKHOLDERS'
                                    ------------------------   COMPREHENSIVE       EQUITY
                                      SHARES       AMOUNT          INCOME         (DEFICIT)
                                      ------       ------      -------------    -------------
BALANCE, OCTOBER 1, 1996..........   3,397,858   $(1,550,017)                     (3,983,921)
  Issuance of warrants in
    connection with subordinated
    debt offering.................                                                   325,383
  Accretion of Series A
    Convertible Preferred Stock...                                                (1,802,520)
  Accretion of Series B
    Convertible Preferred Stock...                                                  (353,836)
  Comprehensive Income:
    Net income....................                               $  146,283          146,282
                                                                 ----------
  Comprehensive income............                               $  146,283
                                    ----------   -----------     ----------      -----------
BALANCE, SEPTEMBER 30, 1997.......   3,397,858    (1,550,017)                     (5,668,611)
  Accretion of Series A
    Convertible Preferred Stock
    through July 16, 1998.........                                                (1,640,863)
  Accretion of Series B
    Convertible Preferred Stock
    through July 16, 1998.........                                                  (873,180)
  Exercises of warrants...........    (519,712)      363,908                              --
  Additional payment for Treasury
    stock.........................                  (820,706)                       (820,706)
  Conversion of Series A
    Convertible Preferred Stock...                                                15,040,248
  Conversion of Series B
    Convertible Preferred Stock...                                                 8,064,401
  Issuance of common stock, net...                                                32,222,394
  Payment received on note
    receivable....................                                                    31,500
  Comprehensive income:
    Net income....................                               $5,255,200        5,255,200
                                                                 ----------
  Comprehensive income............                               $5,225,200
                                    ----------   -----------     ----------      -----------
BALANCE, SEPTEMBER 30, 1998.......   2,878,146    (2,006,815)                     51,610,383
  Issuance of common stock, net...                                                25,132,531
  Issuance of shares under stock
    option plan...................                                                   606,002
  Exercises of warrants...........  (1,006,820)      699,543                         424,796
  Treasury stock acquired.........      40,100      (609,681)                             --
  Issuance of treasury stock under
    employee stock purchase
    plan..........................      (5,840)        4,088                          94,404
  Comprehensive income:
    Net income....................                               $9,075,535        9,075,535
    Net unrealized gain on
      investments, net of tax of
      $200,960....................                               $  301,520          301,520
                                                                 ----------
  Comprehensive income............                               $9,377,055
                                    ----------   -----------     ----------      -----------
BALANCE, SEPTEMBER 30, 1999.......   1,905,586   $(1,912,865)                    $87,245,171
                                    ==========   ===========                     ===========

                See notes to consolidated financial statements.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------------------
                                                                  1997           1998           1999
                                                              ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    146,283   $  5,255,200   $   9,075,535
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Extraordinary item........................................            --        566,145              --
  Depreciation and amortization.............................     2,798,404      3,920,362       5,215,252
  (Gain) loss on disposal of equipment......................        18,845         58,749         (37,800)
  Deferred income tax provision (benefit)...................        71,040      1,104,809        (829,969)
  Changes in operating assets and liabilities, net of
    effects from acquisition of businesses:
    Increase in accounts receivable.........................    (1,251,986)      (703,558)     (2,650,210)
    Increase in inventory...................................    (6,534,336)    (7,202,268)    (14,167,839)
    (Increase) decrease in prepaid expenses and other
       assets...............................................      (227,537)       185,123        (105,863)
    Increase (decrease) in accounts payable and accrued
       expenses.............................................      (936,490)     2,306,134       8,012,555
    Increase (decrease) in customer deposits................      (242,565)       167,533         632,038
    Increase in deferred rent...............................       357,195        400,120         376,455
    Decrease in deferred warranty...........................      (710,610)    (1,509,482)     (1,164,199)
    Increase (decrease) in other liabilities................       318,780       (120,120)         80,840
                                                              ------------   ------------   -------------
       Net cash provided by (used in) operating
         activities.........................................    (6,242,977)     4,428,747       4,436,795
                                                              ------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................    (3,972,465)    (8,996,521)    (12,698,632)
Proceeds from sale of property and equipment................            --         13,350          37,800
Purchase of marketable equity securities....................            --             --      (1,343,833)
Acquisition of businesses, net of cash acquired.............   (19,539,800)            --     (18,087,358)
                                                              ------------   ------------   -------------
       Net cash used in investing activities................   (23,512,265)    (8,983,171)    (32,092,023)
                                                              ------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to bank..........................................     3,067,959       (877,392)      1,951,746
Proceeds from long-term borrowings, net of debt issue
  costs.....................................................    20,668,128             --         467,954
Payments of long-term debt..................................      (100,000)   (26,350,000)             --
Issuance of preferred stock.................................     6,837,385             --              --
Issuance of common stock, net of issuance costs.............            --     32,222,394      24,427,516
Additional payment for treasury stock.......................            --       (820,706)             --
Proceeds from warrants & options exercised..................            --             --       1,030,798
                                                              ------------   ------------   -------------
       Net cash provided by financing activities............    30,473,472      4,174,296      27,878,014
                                                              ------------   ------------   -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       718,230       (380,128)        222,786
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................       438,607      1,156,837         776,709
                                                              ------------   ------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  1,156,837   $    776,709   $     999,495
                                                              ============   ============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $  1,538,077   $  3,179,757   $     324,523
                                                              ============   ============   =============
    Taxes...................................................  $    358,000   $  3,552,989   $   6,090,000
                                                              ============   ============   =============

                See notes to consolidated financial statements.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

1.  BUSINESS OF THE COMPANY

     Tweeter Home Entertainment Group, Inc. and subsidiaries (the "Company") sells home audio, video, entertainment and electronic products through a chain of seventy-three retail stores in the New England, Mid-Atlantic, Southeast, Texas and San Diego, California markets. The Company operates under the names "Tweeter, etc.," "Bryn Mawr Stereo & Video," "HiFi Buys," "Home Entertainment," and "DOW Stereo/ Video." The Company operates in a single business segment of retailing audio and video consumer electronic products.

     The consolidated financial statements include the accounts of Tweeter Home Entertainment Group, Inc. and its wholly owned subsidiaries including New England Audio Co., Inc., NEA Delaware, Inc., THEG USA, LP, DOW Stereo/Video, Inc., and the Tweeter Home Entertainment Group Financing Trust.

     On October 25, 1999, the Company announced a 2-for-1 stock split payable in the form of a 100% stock dividend. This stock split became effective on December 2, 1999. The accompanying consolidated financial statements reflect the effects of this conversion.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of the Company. All material intercompany transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents for balance sheet and cash flow statement purposes.

     INVENTORY -- Inventory, which consists primarily of goods for resale, are stated at the lower of cost (average cost basis) or market.

     LONG-TERM INVESTMENTS -- Long-term investments consist primarily of investments in marketable equity securities. The Company considers its investments as available-for-sale and carries the investments at market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income, which is reflected in stockholders' equity (deficit).

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets. Amortization of improvements to leased properties is based upon the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Furniture and fixtures are depreciated between three and seven years. Automobiles and trucks are depreciated over three years. Leasehold interests are amortized over the remaining lives of the leases. Buildings owned by the Company are depreciated over a period of fifteen years.

     GOODWILL -- Goodwill and other acquisition costs are being amortized on a straight-line basis over twenty-five years. All goodwill is evaluated for impairment using the methodology described in "long-lived assets."

     OTHER ASSETS -- Other assets include deferred financing costs that are being amortized over the term of the financing, using the straight-line method, which approximates the interest method. A portion of the deferred financing costs were written off during 1998 (see Note 14).

     FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS -- The fair value of the Company's assets and liabilities, which constitutes financial instruments as defined in Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," approximates their recorded value.

     LONG-LIVED ASSETS -- On an ongoing basis, the Company evaluates the carrying value of its long-lived assets based upon estimated future non-discounted cash flows relying on a number of factors, including operating results, business plans and certain economic projections. In addition, the Company's evaluation

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

considers non-financial data such as changes in the operating environment, competitive information, market trends and business relationships.

     ACCOUNTING FOR ESTIMATES -- In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company's consolidated financial statements include allowances for potential bad debts, obsolete inventory, goodwill, the useful lives of its long-lived assets, the recoverability of deferred tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions in the near term would have a significant effect on the consolidated financial position or results of operations. Actual results could differ from these estimates.

     REVENUE RECOGNITION -- Revenue from merchandise sales is recognized upon shipment or delivery of goods. Service revenue is recognized when the repair service is completed.

     AUTOMATIC PRICE PROTECTION -- Under this program, if a customer purchases a consumer electronics product from one of the Company's stores and a competitor within twenty-five miles of the store advertises a lower price within thirty days, the Company automatically sends a check to the customer for the difference. The Company records the cost of its Automatic Price Protection policy to cost of sales and carries a reserve based on management's estimate of future liability under the program.

     EXTENDED WARRANTY SERVICE CONTRACTS -- Except as noted in the following paragraphs, the Company offers extended warranty service contracts on behalf of an unrelated third party (the "Warrantor") on most of its products. These contracts are on a non-recourse basis to the Company. The Company acts solely as an agent for the Warrantor and has no liability to the customer under the extended service contract, nor any other material obligation to the customer or the Warrantor. The Company includes revenue from the sale of extended warranty contracts in net sales and records as cost of sales the amounts due to the Warrantor for the cost for such contracts at the time of sale as the earnings process has been completed.

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

     On May 30, 1997 the Company acquired certain assets and assumed certain liabilities of HiFi Buys, Inc. ("HiFi Buys"). HiFi Buys sold extended warranty contracts beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between twelve and sixty months. All revenue from the sale of extended warranty contracts sold through August 7, 1997 was deferred and the revenue is being amortized on a straight-line basis over the contract period. Sales commission costs related to the contracts were also deferred and the cost is being amortized on a straight-line basis over the contract period. On August 8, 1997, the Company changed HiFi Buys' warranty sales to a third-party provider, in conformance with the Company's practice of selling extended warranties. As part of the purchase, the Company assumed the liability for the deferred warranty on HiFi Buys' books as of the transaction date and the sales that continued through August 7, 1997.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

     INCOME TAXES -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities or assets are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income and for loss carry-forwards based on enacted tax laws and rates.

     STORE OPENING COSTS -- Costs of a non-capital nature incurred prior to store openings are expensed as incurred.

     STOCK-BASED COMPENSATION -- The Company, for the purposes of presentation in its consolidated financial statements, follows the precepts set forth in Accounting Principles Board Opinion No. 25 for computing compensatory aspects of stock-based compensation. In compliance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has disclosed the required pro forma effect on net income in Note 12.

     DEFERRED RENT AND RENTAL EXPENSE -- Minimum rent expense is recorded using the straight-line method over the related lease term. The difference between current payments required and rent expense is reflected as deferred rent.

     ADVERTISING -- Net costs for advertising, including electronic media, newspaper, buyer's guides and catalogs, which are expensed as incurred, amounted to $3,561,573, $3,957,746 and $4,404,776 for the years ended September 30, 1997,
1998 and 1999, respectively.

     COMPREHENSIVE INCOME -- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that certain components of stockholders' equity from non-owner sources be identified as "other comprehensive income." The Company adopted SFAS No. 130 during the year ended September 30, 1999. For the year ended September 30, 1999, the Company's comprehensive income was comprised of net income and a net unrealized gain on investments. The adopting of SFAS No. 130 had no impact on the year ended September 30, 1998 and 1997. Comprehensive income is included in the consolidated statements of stockholders' equity (deficit).

     EARNINGS (LOSS) PER SHARE -- The Company computed earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding, adjusted for the nominal issuance of certain warrants. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding, adjusted for the nominal issuance of certain warrants, shares of Preferred Stock outstanding, when dilutive, and dilutive potential common shares (common stock options and warrants).

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                     YEARS ENDED SEPTEMBER 30,
                                             -----------------------------------------
                                                1997           1998           1999
                                             -----------    -----------    -----------
BASIC EARNINGS (LOSS) PER SHARE ("EPS"):
Numerator:
  Net income...............................  $   146,283    $ 5,255,200    $ 9,075,535
  Accretion of preferred stock dividends...    2,156,356    $ 2,514,043    $        --
                                             -----------    -----------    -----------
Net income (loss) available to common
  stockholders.............................  $(2,010,073)   $ 2,741,157    $ 9,075,535
                                             ===========    ===========    ===========
Denominator:
  Weighted average common shares
     outstanding...........................    2,605,752      4,233,280     14,212,598
  Nominal issuance of warrants.............      739,262        739,262        172,434
                                             -----------    -----------    -----------
Weighted average shares outstanding........    3,345,014      4,972,542     14,385,032
                                             -----------    -----------    -----------
Basic EPS..................................  $     (0.60)   $      0.55    $      0.63
                                             ===========    ===========    ===========
DILUTED EARNINGS (LOSS) PER SHARE:
Numerator..................................  $(2,010,073)   $ 5,255,200    $ 9,075,535
                                             -----------    -----------    -----------
Denominator:
  Weighted average common shares
     outstanding...........................    3,345,014      4,972,542     14,385,032
  Potential common stock outstanding.......           --      5,095,064      1,587,470
                                             -----------    -----------    -----------
Total......................................    3,345,014     10,067,606     15,972,502
                                             -----------    -----------    -----------
Diluted EPS................................  $     (0.60)   $      0.52    $      0.57
                                             ===========    ===========    ===========

     RECENT ACCOUNTING PRONOUNCEMENTS -- During 1999, the Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one business segment and therefore SFAS No. 131 had no impact on the Company's consolidated financial statements.

     The table below sets forth the approximate percentages of revenues for each of the Company's primary product categories for its fiscal years ended September 30, 1997, September 30, 1998 and September 30, 1999, respectively. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in the Company's product mix, acquisitions of stores with different product mixes, and the timing of marketing events. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

                             PERCENTAGE OF REVENUES

                                                                 FISCAL YEARS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                      PRODUCT CATEGORY                          1997    1998    1999
                      ----------------                          ----    ----    ----
Audio Equipment(1)..........................................    33%     33%     32%
Video Equipment(2)..........................................    36%     43%     42%
Mobile Equipment and Other(3)...............................    31%     24%     26%

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

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

     During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. Management is currently evaluating the effects that the adoption of SFAS No. 133 will have on the consolidated financial statements.

     RECLASSIFICATIONS -- Various financial statement amounts for 1997 and 1998 have been reclassified to conform to the classifications used in the September 30, 1999 consolidated financial statements.

3.  CHANGES IN CAPITAL STRUCTURE

     On July 21, 1998, the Company successfully completed an IPO of its common stock, resulting in net proceeds to the Company of $32.2 million, which was used to retire outstanding debt. The offering also required the mandatory conversion of all of the outstanding Preferred Stock into common stock, thereby eliminating significant rights enjoyed by the preferred stockholders, and significantly changing the capital structure of the Company. Among other rights, the Preferred Stock had redemption provisions that guaranteed the holders a minimum return on investment of 15% if the shares were redeemed. Mandatory redemption was to begin in 2001, if the Company had not successfully completed an IPO resulting in net proceeds to the Company of at least $15.0 million. In periods prior to the IPO, the Company accreted Preferred Stock to its redemption value with a charge to retained earnings. Upon conversion of the Preferred Stock to common stock, the Company eliminated all balances related to the Preferred Stock through retained earnings and additional paid-in capital.

4.  PROPERTY AND EQUIPMENT

     Major classifications of property and equipment are summarized below:

                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         1998          1999
                                                      -----------   -----------
Leasehold improvements..............................  $18,006,620   $24,445,597
Furniture and equipment.............................   10,185,549    13,941,439
Buildings...........................................    4,000,003     4,650,762
Land................................................      940,000     1,717,518
Automobiles and trucks..............................      370,074       616,126
Capitalized leases..................................           --       113,702
Construction in progress............................      475,912     2,899,539
Leasehold interests.................................      165,000       165,000
                                                      -----------   -----------
                                                       34,143,158    48,549,683
Less accumulated depreciation and amortization......   10,165,040    14,306,442
                                                      -----------   -----------
                                                      $23,978,118   $34,243,241
                                                      ===========   ===========

     Depreciation and amortization (excluding amortization of goodwill) for the fiscal years ended September 30, 1997, 1998 and 1999 aggregated $2,258,121, $2,913,808 and $4,141,182, respectively.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

5.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         1998          1999
                                                      -----------   -----------
Merchandise received not invoiced...................  $ 1,748,947     2,583,516
Fringe benefits.....................................    1,446,030     1,953,789
Compensation........................................    2,465,064     1,729,685
Sales taxes payable.................................    1,069,249     1,574,034
Advertising.........................................    1,832,127     1,567,523
Federal income taxes payable........................           --     1,159,878
Group insurance.....................................      255,000       390,948
Other...............................................    3,190,407     5,237,933
                                                      -----------   -----------
                                                      $12,006,824   $16,197,306
                                                      ===========   ===========

6.  DEFERRED WARRANTY REVENUE

     As part of the acquisition of Bryn Mawr in May of 1996, the Company assumed the deferred revenue on Bryn Mawr's books at that time. Amortization of the deferred warranty revenue for the years ended September 30, 1997, 1998 and 1999 was $468,418, $326,247 and $203,163, respectively (see Note 2).

     As part of the acquisition of HiFi Buys on May 30, 1997, the Company assumed the deferred warranty revenue and expense related to the sale of self-funded extended warranty contracts on HiFi Buys' books at the date of the acquisition. Amortization of deferred warranty revenue for the years ended September 30, 1997, 1998 and 1999 was $478,145, $1,183,234 and $906,163,
respectively (see Note 2). Self-funded extended warranty contract sales were $276,720 in the year ended September 30, 1997.

7.  DEBT

     Long-term debt consists of the following:

                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           1998         1999
                                                        ----------   ----------
Revolving term bank loan..............................  $5,250,000   $5,700,000
Other.................................................          --       52,356
                                                        ----------   ----------
Subtotal..............................................   5,250,000    5,752,356
Less current portion..................................          --       35,551
                                                        ----------   ----------
                                                        $5,250,000   $5,716,805
                                                        ==========   ==========

     The Company has a credit facility that matures on July 31, 2001. On March 22, 1999, the Company amended its loan agreement with the bank. Among other things, this amendment changed (a) the maximum availability from $30,000,000 to $50,000,000 and (b) certain financial covenants, the most restrictive of which continue to be the maintenance of certain debt coverage and leverage ratios. This facility also restricts the Company from paying cash dividends. The amount outstanding under the agreement totaled $5,250,000 and $5,700,000 at September 30, 1998 and 1999, respectively, and is collateralized by the Company's inventory, and certain other assets. The unpaid balances under this agreement bear interest at the lender's base rate (8.25% at September 30, 1999), or LIBOR plus 1% if the Company commits the balances for a period of thirty days or more.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

8.  EMPLOYEE SAVINGS PLAN

     The Company has established an employee savings plan covering all employees. Under the terms of the plan, which was adopted under Section 401(k) of the Internal Revenue Code, the Company can match employee contributions. Such matching contributions cannot exceed the employer's established annual percentage of compensation, which was a maximum of 6% for the years ended September 30, 1997, 1998 and 1999. The Company's contribution expense was $100,000, $290,000 and $425,000 for the years ended September 30, 1997, 1998 and
1999, respectively.

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases the majority of its stores, installation centers, warehouses and administrative facilities under operating leases. The lives of these leases range from five to twenty years with varying renewal options. The leases provide for base rentals, real estate taxes, common area maintenance charges and, in some instances, the payment of percentage rents based on sales volume. Rent expense for the years ended September 30, 1997, 1998 and 1999 was $5,978,819, $8,637,505 and $10,309,850, respectively. Percentage rent expense was $47,243, $41,833 and $127,923 for the years ended September 30, 1997, 1998 and 1999, respectively.

     Future minimum rental commitments under non-cancelable operating leases as of September 30, 1999 are as follows:

Year ended September 30, 2000...............................  $ 13,704,010
Year ended September 30, 2001...............................    12,195,255
Year ended September 30, 2002...............................    11,603,730
Year ended September 30, 2003...............................    10,967,086
Year ended September 30, 2004...............................    10,177,433
Thereafter..................................................    45,920,380
                                                              ------------
     Total..................................................  $104,567,894
                                                              ============

     On June 23, 1998 the Company completed the purchase of a facility in Massachusetts to serve as the corporate headquarters, service center and distribution center in Massachusetts. The purchase price for this facility was $3,950,000, and the Company spent an additional $1,590,000 in related building improvements.

     Effective upon the consummation of the IPO, the Company entered into employment agreements with certain key employees. These agreements provide for continued employment with termination by either party. Under certain circumstances, the key employees could receive an amount up to three times their annual base salary.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

10.  INCOME TAXES

     The provision (benefit) for income taxes under SFAS No. 109 consisted of the following:

                                                           YEAR ENDED SEPTEMBER 30,
                                                     ------------------------------------
                                                        1997         1998         1999
                                                     ----------   ----------   ----------
Current:
  Federal..........................................  $   21,821   $2,081,039   $5,533,879
  State............................................       6,101      538,121    1,346,447
                                                     ----------   ----------   ----------
                                                         27,922    2,619,160    6,880,326
Deferred:
  Current deferral.................................      71,040    1,104,809     (829,969)
                                                     ----------   ----------   ----------
                                                     $   98,962   $3,723,969   $6,050,357
                                                     ==========   ==========   ==========

     The tax effects of significant temporary differences comprising the Company's current and long-term net deferred tax assets are as follows:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
Accruals and reserves.......................................  $1,129,773   $1,611,959
Deferred revenue............................................     468,579      287,645
                                                              ----------   ----------
Net deferred tax assets--current............................   1,598,352    1,899,604
                                                              ----------   ----------
Deferred rent...............................................   1,191,676    1,366,422
Depreciation................................................     663,705    1,425,802
Deferred revenue............................................     450,384      144,536
Unrealized gain on marketable equity securities.............          --     (200,960)
Intangible - excess of tax amortization over book
  amortization..............................................  (3,729,048)  (3,831,327)
                                                              ----------   ----------
Net deferred tax liabilites--long-term......................  (1,423,283)  (1,095,527)
                                                              ----------   ----------
Total net deferred tax assets...............................  $  175,069   $  804,077
                                                              ==========   ==========

     The Company has determined that it is more likely than not that it will fully realize the deferred tax assets. Consequently, no valuation allowance was established as of September 30, 1998 and 1999. A reconciliation between the statutory and effective income tax rates is as follows:

                                                       YEAR ENDED SEPTEMBER 30,
                                                      --------------------------
                                                       1997      1998      1999
                                                      ------    ------    ------
Statutory income tax free.........................     34.0%     34.0%     35.0%
State income taxes, net of federal benefit........      5.8       5.5       5.1
Other.............................................      0.5       0.5      (0.1)
                                                      -----     -----     -----
Effective income tax rate.........................     40.3%     40.0%     40.0%
                                                      =====     =====     =====

11.  ACQUISITIONS

     HIFI BUYS -- On May 30, 1997, the Company acquired the principal operating assets and assumed certain liabilities of HiFi Buys. This transaction has been accounted for as a purchase, and accordingly, the results of operations of the Company's business relating to HiFi Buys have been included in the consolidated statements of income since the acquisition date. The allocation of the purchase price resulted in goodwill of

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

$15,826,949, which is being amortized over twenty-five years using the straight-line method. The net assets acquired at fair market value on May 30, 1997 were allocated as follows:

Inventory...................................................  $ 9,273,400
Property and equipment......................................    2,771,700
Accounts receivable.........................................    1,428,800
Other assets................................................      236,500
Accounts payable and accrued expenses.......................   (9,483,100)
                                                              -----------
  Net assets acquired.......................................    4,227,300
Total purchase price and related costs......................   20,054,249
                                                              -----------
  Goodwill..................................................  $15,826,949
                                                              ===========

     HOME ENTERTAINMENT, INC. -- On February 1, 1999, the Company acquired the principal operating assets and assumed certain liabilities of Home Entertainment, Inc. This transaction has been accounted for as a purchase, and accordingly, the results of operations of the Company's business relating to Home Entertainment, Inc. have been included in the consolidated statements of income since the acquisition date. The allocation of the purchase price resulted in goodwill of $5,358,452, which is being amortized over twenty-five years using the straight-line method. The net assets acquired at fair market value on February 1, 1999 were allocated as follows:

Inventory...................................................  $3,489,009
Property and equipment......................................   1,021,202
Accounts receivable.........................................     286,674
Other assets................................................      41,632
Accounts payable and accrued expenses.......................    (636,732)
                                                              ----------
  Net assets acquired.......................................   4,201,785
Total purchase price and related costs......................   9,560,237
                                                              ----------
  Goodwill..................................................  $5,358,452
                                                              ==========

     The following unaudited pro forma financial information reflects the consolidated results of operations for the Company for the twelve months ended September 30, 1998 and 1999 as though the acquisition had occurred on the first day of each fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results or results which may occur in the future, had the acquisition been consummated at the beginning of each fiscal year.

                                                        TWELVE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        1998           1999
                                                    ------------   ------------
Net sales.........................................  $256,981,310   $292,551,314
Net income........................................     5,901,493      9,453,977
Net income available to common stockholders.......     3,387,450      9,453,977
Basic earnings per share..........................          0.68           0.66
Diluted earnings per share........................          0.59           0.59

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

     DOW STEREO/VIDEO, INC. -- On July 1, 1999, the Company acquired the capital stock of DOW Stereo/ Video, Inc. This transaction has been accounted for as a purchase and, accordingly, the results of operations of the Company's business relating to DOW Stereo/Video, Inc. have been included in the consolidated statements of income since the acquisition date. The allocation of the purchase price resulted in goodwill of $5,363,992, which is being amortized over twenty-five years using the straight-line method. The net assets acquired at fair market value on July 1, 1999 were allocated as follows:

Inventory...................................................  $ 6,091,953
Property and equipment......................................      503,259
Accounts receivable.........................................      383,250
Other assets................................................      113,947
Accounts payable and accrued expenses.......................   (3,650,015)
                                                              -----------
  Net assets acquired.......................................    3,442,394
Total purchase price and related costs (including the
  issuance of 32,290 shares of common stock for $600,000)...    8,806,386
                                                              -----------
  Goodwill..................................................  $ 5,363,992
                                                              ===========

     The following unaudited pro forma financial information reflects the consolidated results of operations for the Company for the twelve months ended September 30, 1998 and 1999 as though the acquisition had occurred on the first day of each fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results or results which may occur in the future, had the acquisition been consummated at the beginning of each fiscal year.

                                                          TWELVE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------
                                                               1998               1999
                                                          ---------------    ---------------
Net sales...............................................   $272,994,316       $315,031,844
Net income..............................................      5,751,243         10,101,475
Net income available to common stockholders.............      3,237,200         10,101,475
Basic earnings per share................................           0.65               0.70
Diluted earnings per share..............................           0.57               0.63

     Accumulated amortization of goodwill was approximately $2,144,000 and $3,200,000 for the years ended September 30, 1998 and 1999, respectively.

     ELECTRONIC ENVIRONMENTS -- On September 3, 1999, the Company purchased certain assets and assumed certain liabilities of Electronic Environments, a custom home installation company. Total purchase price and related cost amounted to approximately $520,000, including the issuance of 12,532 shares of common stock for $200,000. The purchase price was allocated primarily to goodwill and property and equipment. This transaction has been accounted for as a purchase. The results of operations for the acquired entity in 1999 were not significant. Accordingly, pro forma information has not been presented.

12.  STOCKHOLDERS' EQUITY (DEFICIT)

     COMMON STOCK -- Holders of common stock are entitled to dividends if declared by the Board of Directors, and each share carries one vote. Currently the Company's credit facility contains a restriction preventing the payment of cash dividends. The common stock has no cumulative voting, redemption or preemptive rights.

     During the period from March 7, 1997 through May 30, 1997, the Company issued warrants to purchase 74,276 shares of common stock to certain stockholders who participated in a Warrant and Debenture Commitment relating to a certain bridge loan financing agreement. The warrants had a five year term and an

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

exercise price of $3.43 per share. The Company hired an independent appraiser to determine the fair value of the warrants as of the issue date. The warrants were issued at or above the fair value of the underlying stock consequently, the Company has not assigned value to nor recorded an expense for this warrant issuance. As of September 30, 1999 there were 16,796 warrants outstanding and exercisable.

     The weighted average exercise price for all warrants outstanding at September 30, 1998 and 1999, respectively, is $1.07 and $3.23. The following table summarizes information regarding stock warrants outstanding at September 30, 1999:

               NUMBER
            OUTSTANDING
                AND           WEIGHTED-
AVERAGE     EXERCISABLE        AVERAGE
EXERCISE  AT SEPTEMBER 30,    REMAINING
 PRICES         1999         LIFE (YEARS)
--------  ----------------   ------------
 $3.23         16,796            7.40

     INITIAL PUBLIC OFFERING -- On July 21, 1998, the Company completed an IPO of 5,420,000 shares of common stock. The Company sold 4,400,000 shares, and 1,020,000 shares were sold by existing stockholders. Net proceeds received by the Company were $32,200,000. Net proceeds were used to repay indebtedness. There were no payments made to directors or officers of the Company, or to persons owning ten percent or more of any class of equity securities of the Company or to any affiliate of the Company, except that the Company repaid approximately $5.0 million on account of a promissory note to one of the institutional investors. This investor beneficially owned 11.2% of the Company's common stock, immediately prior to the Offering.

     SECONDARY PUBLIC OFFERING -- On February 2, 1999, the Company completed a secondary offering of 5,000,000 shares of common stock. The Company sold 1,000,000, and existing stockholders sold 4,000,000 shares. The Company also covered the underwriter's overallotment and issued 750,000 additional shares. Total net proceeds received by the Company were $24,300,000. The Company used these net proceeds to repay $5,900,000 of existing indebtedness under its revolving credit facility, fund the Home Entertainment acquisition for approximately $9,600,000, and fund the DOW Stereo/Video acquisition for approximately $8,800,000, and for working capital and general corporate purposes.

     SHELF REGISTRATION STATEMENT -- On April 13, 1999, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission, which became effective on May 4, 1999. The registration statement related to 4,000,000 shares of common stock of the Company. These shares may be issued from time to time in the future by the Company in connection with the acquisition of assets, business or securities of other companies, whether by purchase, merger or any other form of business combination.

     COMMON STOCK INCENTIVE PLANS -- In November of 1995, the Company implemented a stock option plan, under which incentive and nonqualified stock options may be granted to management, key employees and outside directors to purchase shares of the Company's common stock. The exercise price for incentive stock options for employees and nonqualified options for outside directors range from $0.31 to $18.688 per share. Options are generally exercisable over a period from one to ten years from the date of the grant and are dependent on the vesting schedule associated with the grant. Options for 1,136,548, 1,316,152 and 1,283,362 shares were exercisable under the 1995 Stock Option Plan at September 30, 1997, 1998 and 1999, respectively.

     On June 1, 1998, the Company terminated the 1995 Stock Option Plan and adopted the 1998 Stock Option and Incentive Plan (the "1998 Plan") to provide incentives to attract and retain executive officers, directors, key employees and consultants. In addition, the number of shares of common stock issuable under the 1998 Plan will increase, on each anniversary date of the adoption of the 1998 Plan, to that number of

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

shares equal to the lesser of (i) 2% of the total number of shares of common stock that are issued and outstanding on a fully diluted basis on each such anniversary date or (ii) 300,000 shares of common stock.

     As options granted under the 1998 Plan are exercised, the number of shares represented by such previously outstanding options will again become available for issuance under the 1998 Plan up to a maximum of 200,000 shares of common stock annually. There were 135,760 shares exercisable under the 1998 Stock Option Plan at September 30, 1999. There were 2,131,372 shares available for future grants at September 30, 1999.

     The 1998 Plan is administered by the Compensation Committee of the Board of Directors and will allow the Company to issue one or more of the following: stock options (incentive stock options and non-qualified options), restricted stock awards, stock appreciation rights, common stock in lieu of certain cash compensation, dividend equivalent rights, performance shares and performance units (collectively, "Plan Awards"). The 1998 Plan will expire five years following its adoption. Awards made thereunder and outstanding at the expiration of the 1998 Plan will survive in accordance with their terms. Other than stock options, no Plan Awards were granted during 1998 and 1999.

     In any plan year no more than 25% of the shares reserved for issuance under the 1998 Plan may be used for Plan Awards consisting of restricted stock. All grants of restricted stock under the 1998 Plan will be subject to vesting over seven years, subject, however, at the Administrator's discretion, to acceleration of vesting upon the achievement of specified performance goals.

     The 1998 Plan also provides for the grant or issuance of Plan Awards to directors of the Company who are not employees of the Company. These options will vest over a period of three years, provided such non-employee director is not removed before the end of his or her term. On June 1, 1999, the Board of Directors authorized the grant of options ("June 1999 Options") under the 1998 Plan, exercisable for a total of 28,000 shares of common stock, to certain officers, directors and employees of the Company.

     The following summarizes transactions under the stock option plans:

                                                                              WEIGHTED-
                                                                               AVERAGE
                                             NUMBER OF       PER SHARE        EXERCISE
                                              SHARES        OPTION PRICE        PRICE
                                             ---------    ----------------    ---------
October 1, 1996............................  1,208,848    $ 0.31 to $ 3.55     $ 1.16
  Granted..................................    465,204    $ 3.23 to $ 4.04     $ 3.69
  Exercised................................         --                  --         --
  Canceled.................................     22,578    $ 0.31 to $ 3.23     $ 0.89
                                             ---------    ----------------     ------
September 30, 1997.........................  1,651,474    $ 0.31 to $ 4.04     $ 1.86
  Granted..................................    467,140    $ 3.62 to $ 8.50     $ 7.88
  Exercised................................         --                  --         --
  Canceled.................................     20,564    $ 0.31 to $ 3.62     $ 1.62
                                             ---------    ----------------     ------
September 30, 1998.........................  2,098,050    $ 0.31 to $ 8.50     $ 3.24
  Granted..................................    707,300    $13.50 to $18.69     $15.89
  Exercised................................    291,274    $ 0.31 to $ 8.50     $ 2.08
  Canceled.................................     57,074    $ 0.31 to $15.31     $10.12
                                             ---------    ----------------     ------
September 30, 1999.........................  2,457,002    $ 0.31 to $18.69     $ 6.84

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

     The following summarizes information about all stock options outstanding at September 30, 1999:

                                                     WEIGHTED-         NUMBER OF
                                     SHARES           AVERAGE           OPTIONS
                                  OUTSTANDING        REMAINING        EXERCISABLE
           EXERCISE             AT SEPTEMBER 30,    CONTRACTUAL     AT SEPTEMBER 30,
            PRICES                    1999          LIFE (YEARS)          1999
           --------             ----------------    ------------    ----------------
$ 0.31........................       335,460            6.3              322,276
$ 0.34........................       223,756            6.4              223,756
$ 0.76........................       165,168            6.2              165,168
$ 3.23........................       185,764            6.6              160,396
$ 3.55........................        88,296            6.7               88,296
$ 3.62........................       283,576            7.8              217,362
$ 4.04........................       105,780            7.8              105,780
$ 7.11........................           656            8.4                  328
$ 8.50........................       389,246            4.8              135,760
$13.50........................        12,000            5.5                   --
$14.50........................         8,000            5.9                   --
$14.82........................        28,000            5.6                   --
$15.32........................        41,000            5.3                   --
$15.50........................         3,000            5.9                   --
$16.07........................       580,300            5.8                   --
$16.13........................         5,000            6.0                   --
$18.69........................         2,000            6.0                   --
                                   ---------                           ---------
Total.........................     2,457,002            6.2            1,419,122
                                   =========                           =========

     The weighted-average exercise price of all options outstanding as of September 30, 1998 and 1999 is $3.24 and $6.84, respectively.

     For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in 1997, 1998 and 1999 under the Company's stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

                                                        ---------------------
                                                        1997    1998    1999
                                                        ----    ----    -----
Risk free interest rate...............................  5.69%   5.67%    5.53%
Expected life of option grants (years)................  4.0     3.3       3.0
Expected volatility of underlying stock...............  54.5%   54.5%   80.57%

     Had compensation cost for stock option grants during the years ended September 30, 1997, 1998 and 1999 been determined under the provisions of SFAS No. 123, the Company's net income (before accretion on Preferred Stock) would have been approximately $143,000, $5,197,000 and $8,873,000, respectively. Pro forma diluted earnings (loss) per share would have been $(.60), $.52 and $.56 for the years ended September 30, 1997, 1998 and 1999, respectively.

     EMPLOYEE STOCK PURCHASE PLAN -- During fiscal 1999, the Company adopted an Employee Stock Purchase Plan (ESPP). The ESPP was effective upon approval by the stockholders of the Company and will

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

continue in effect for a term of twenty (20) years, unless terminated sooner. The Company has the right to terminate the Plan at any time. The Plan is intended to be an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Subject to adjustment pursuant to the Stock Purchase Plan, the aggregate number of shares of Common Stock which may be sold under the Stock Purchase Plan is 1,000,000.

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

14.  EXTRAORDINARY ITEM

     In connection with the IPO completed on July 21, 1998, the Company recorded an extraordinary charge for the early extinguishment of debt. The Company wrote off deferred financing costs of $286,009 related to the 1997 Notes. The Company also wrote off $280,136 representing the unamortized portion of the discount related to the warrants issued in conjunction with the 1997 Notes. The gross amount of the extraordinary item was $566,145. The net effect of $339,687, after tax benefit of $244,557, was recorded in the consolidated statement of income as an extraordinary item.

15.  LONG-TERM INVESTMENTS

     The cost and fair value of long-term investments at September 30, 1999 were as follows:

                                                     HISTORICAL       FAIR
                                                        COST         VALUE
                                                     ----------    ----------
Marketable equity securities.......................  $1,343,886    $1,846,366

     At September 30, 1999 the unrealized gain of $301,520 (net of tax effect) was included in accumulated other comprehensive income reflected in stockholders' equity (deficit).

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the quarterly results of operations for the fiscal years ended September 30, 1998 and 1999, respectively.

                                                              THREE MONTHS ENDED
                                            ------------------------------------------------------
                                            DECEMBER 31,    MARCH 31,    JUNE 30,    SEPTEMBER 30,
                                                1997          1998         1998          1998
                                            ------------    ---------    --------    -------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR 1998
Total revenue.............................    $74,617        $54,512     $49,676        $53,483
Gross profit..............................     25,381         19,468      17,419         18,754
Net income................................      3,173          1,139         204            738
Net income (loss) available to common
  stockholders............................      2,381            347        (588)           599
Basic earnings (loss) per share...........       0.71           0.11       (0.18)          0.06
Diluted earnings (loss) per share.........       0.35           0.09       (0.18)          0.06

                                                              THREE MONTHS ENDED
                                            ------------------------------------------------------
                                            DECEMBER 31,    MARCH 31,    JUNE 30,    SEPTEMBER 30,
                                                1998          1999         1999          1999
                                            ------------    ---------    --------    -------------
FISCAL YEAR 1999
Total revenue.............................    $86,784        $62,236     $59,653        $74,614
Gross profit..............................     29,551         21,337      21,568         27,083
Net income................................      4,557          1,440         969          2,110
Basic earnings per share..................       0.36           0.10        0.07           0.14
Diluted earnings per share................       0.32           0.09        0.06           0.13

17.  SUBSEQUENT EVENTS

     On October 4, the Company formed a joint-venture with Cyberian Outpost, Inc. (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999, with a primary URL of Tweeter.Outpost.com. The Company also made an equity investment of $1.0 million dollars in the common stock of Cyberian Outpost. This 50/50 joint venture was capitalized with $2,500,000 from each party, primarily to fund inventory procurement.

                                   **********

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission on or about December 22, 1999 (the "2000 Proxy Statement"), under "Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the 2000 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Compensation Committee Report Regarding Executive Compensation" and the Performance Graph contained in the 2000 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the 2000 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1996, in connection with the acquisition of Bryn Mawr, the company entered into a consulting agreement with Bryn Mawr's former owner and a former director of the Company ("BMFO") for a term of four years (the "Consulting Period"). This consulting agreement was amended as of April 23, 1997, and currently the Company is obligated to pay BMFO a monthly salary of approximately $21,000 for each month during the first year after the commencement date of the agreement, and approximately $4,200 for each month during years three and four of the Consulting Period plus out-of-pocket expenses. No compensation or expenses were to be paid to BMFO for the second year of the Consulting Period. The Company also entered into certain lease agreements for three facilities in Pennsylvania with an affiliate of BMFO. Total yearly payments under these agreements aggregate approximately $670,000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed herewith, are as follows:

     (a)(2) Financial Statement Schedules.

            Schedule II attached

            All other schedules are omitted because they are not required, not applicable, or the information is included in the financial statements.

     (a)(3) Exhibits.
            See the Exhibit Index included immediately preceding the Exhibits to this Form 10-K.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tweeter Home Entertainment Group, Inc.

     We have audited the consolidated financial statements of Tweeter Home Entertainment Group, Inc. as of September 30, 1998 and 1999, and for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated November 18, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Tweeter Home Entertainment Group, Inc., listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 18, 1999

                                  SCHEDULE II

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                          ADDITIONS
                                                BALANCE AT    ----------------------------------   DEDUCTIONS   BALANCE AT
                                                BEGINNING     CHARGED TO COSTS     CHARGED TO        NET OF       END OF
                 DESCRIPTION                    OF PERIOD       AND EXPENSES     OTHER ACCOUNTS    WRITE-OFFS     PERIOD
                 -----------                   ------------   ----------------   ---------------   ----------   ----------
Allowance for doubtful accounts
Years ended
     September 30, 1999......................      $560               --              $103            $13          $650
     September 30, 1998......................       631               13                --             84           560
     September 30, 1997......................       440              191                --             --           631


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                          TWEETER HOME ENTERTAINMENT GROUP, INC.

December 10, 1999             By: /s/ JEFFREY STONE
---------------------             --------------------------------------------------------
Date                              Jeffrey Stone, President

December 10, 1999             By: /s/ JOSEPH MCGUIRE
---------------------             --------------------------------------------------------
Date                              Joseph McGuire, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 10, 1999             By: /s/ SAMUEL BLOOMBERG
---------------------             --------------------------------------------------------
Date                              Samuel Bloomberg, Chairman of the Board

December 10, 1999             By: /s/ JEFFREY STONE
---------------------             --------------------------------------------------------
Date                              Jeffrey Stone, Director and President

December 10, 1999             By: /s/ MICHAEL CRONIN
---------------------             --------------------------------------------------------
Date                              Michael Cronin, Director

December 10, 1999             By: /s/ MATTHEW BRONFMAN
---------------------             --------------------------------------------------------
Date                              Matthew Bronfman, Director

December 10, 1999             By: /s/ STEVEN FISCHMAN
---------------------             --------------------------------------------------------
Date                              Steven Fischman, Director

                                 EXHIBIT INDEX

(a) EXHIBIT:

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
  ***3.1      --  Amended and Restated Certificate of Incorporation of the
                  Company.
    *3.2      --  Amended and Restated By-Laws of the Company.
    *4.1      --  Specimen Certificate representing the Company's common stock.
    *4.2      --  Shareholder's Rights Agreement.
   *10.1      --  Amended and Restated Registration Rights Agreement, dated as of May 30, 1997, among the Company and the shareholders and warrant holders listed therein, as amended.
   *10.2      --  Warrant Purchase Agreement among the company, PNC Capital
                  Corp, Seacoast Capital Partners, L.P. and Exeter Venture
                  Lenders, L.P., dated as of May 30, 1997, as amended.
   *10.4      --  Stock Purchase Warrant issued to Seacoast Capital Partners,
                  L.P. dated June 5, 1998 for 209,855 shares of common stock of the Company.
   *10.5      --  Common Stock Warrant issued to HiFi Buys Incorporated dated
                  June 5, 1998 for 104,960 shares of common stock of the
                  Company.
   *10.6      --  Form of common stock Purchase Warrant dated June 5, 1998 issued by the Company pursuant to the Warrant and Debenture
                  Commitment.
   *10.7      --  1995 Stock Option Plan.
   *10.8      --  1998 Stock Option and Incentive Plan.
   *10.9      --  Employment Agreement between the Company and Samuel
                  Bloomberg.
   *10.10     --  Employment Agreement between the Company and Jeffrey Stone.
   *10.11     --  Employment Agreement between the Company and Joseph McGuire.
   *10.12     --  Employment Agreement between the Company and Fred Lokoff, dated as of May 13, 1996 and amended as of April 23, 1997.
   *10.13     --  Asset Purchase Agreement, dated as of May 30, 1997, between the company and HiFi Buys Incorporated.
   *10.14     --  Purchase and Sale Agreement between Chadwick-Miller Inc. and
                  New England Audio Co., Inc. for premises at 10 Pequot Way,
                  Canton, MA, dated March 31, 1998.
   *10.15     --  Progressive Retailers Organization, Inc. Policy and
                  Procedures Manual.
  **10.16     --  Employee Stock Purchase Plan.
 ***21        --  Subsidiaries of the Company.
 ***23        --  Consent of Deloitte & Touche LLP.
 ***27        --  Financial Data Schedule.

---------------

  * Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration Number 333-51015) or amendments thereto and incorporated herein by reference.

 ** Filed as an exhibit to the Registrant's Registration Statement on Form S-1
    (Registration Number 333-70543) or amendments thereto and incorporated herein by reference.

*** Filed herewith.