Form 10-Q
period 1999-12-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2000-01-31
CIK 1060390

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(s) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended DECEMBER 31, 1999

                         Commission file number: 0-24091

                     TWEETER HOME ENTERTAINMENT GROUP, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                   04-3417513
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      TITLE OF CLASS                             OUTSTANDING AT JANUARY 31, 2000
Common Stock, $.01 par value                                15,338,420


--------------------------------------------------------------------------------

             TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
Part I.   FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1999.......  3

          Condensed Consolidated Statements of Operations For the Three Months Ended
          December 31, 1998 and 1999.................................................................  4

          Condensed Consolidated Statements of Cash Flows For the Three Months Ended
          December 31, 1998 and 1999.................................................................  5

          Notes to Unaudited Condensed Consolidated Financial Statements.............................  6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations......  8

Item 3    Quantitative and Qualitative Disclosures About Market Risk................................. 11

Part II.  OTHER INFORMATION.......................................................................... 12

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              September 30,            December 31,
                                                                                                   1999                    1999
                                                                                              -------------            ------------
                                                                                                                       (UNAUDITED)

ASSETS
CURRENT ASSETS:
            Cash and cash equivalents ..............................................          $     999,495           $   3,727,724
            Accounts receivable, net of allowance the doubtful accounts of $650,O00
              at September 30, 1999 and $652,0O0 at December 31, 1999 ..............              9,556,846              18,597,703
            Inventory ..............................................................             62,135,516              67,891,889
            Deferred tax assets ....................................................              1,899,604               1,899,604
            Prepaid expenses and other current assets ..............................                678,804                 576,809
                                                                                              -------------           -------------
               Total current assets ................................................             75,270,265              92,693,729
            Investment in joint venture ............................................                     --               2,782,552
            Long-term investments ..................................................              1,846,366               2,602,714
            Property and equipment, net ............................................             34,243,241              37,101,112
            Other assets, net ......................................................                191,616                 124,124
            Goodwill, net ..........................................................             30,067,691              29,928,095
                                                                                              -------------           -------------
               TOTAL ...............................................................          $ 141,619,179           $ 165,232,326
                                                                                              =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
            Current portion of long-term debt ......................................          $      35,551           $      33,384
            Amount due to bank .....................................................              6,023,056               8,232,174
            Accounts payable .......................................................             18,377,139              19,582,453
            Accrued expenses .......................................................             16,197,306              32,133,124
            Customer deposits ......................................................              2,440,090               3,490,924
            Deferred warranty ......................................................                673,139                 638,606
                                                                                              -------------           -------------
               Total current liabilities ...........................................             43,746,281              64,110,665
                                                                                              -------------           -------------
LONG-TERM DEBT:
            Notes payable to bank ..................................................              5,716,805                  27,707
                                                                                              -------------           -------------
OTHER LONG-TERM LIABILITIES:
            Rent related accruals ..................................................              3,197,657               3,308,340
            Deferred warranty ......................................................                338,238                 169,716
            Deferred tax liabilities ...............................................              1,095,527               1,398,066
            Other long-term liabilities ............................................                279,500                  50,820
                                                                                              -------------           -------------
               Total other long-term liabilities ...................................              4,910,922               4,926,942
                                                                                              -------------           -------------
               Total liabilities ...................................................             54,374,008              69,065,314
                                                                                              -------------           -------------
STOCKHOLDERS' EQUITY
            Preferred Stock, $.01 par value, 10,000,000 shares authorized, no shares
              issued and outstanding ...............................................                     --                      --
            Common stock, $.01 par value, 60,000,0O0 shares authorized;
              17,129,622 shares issued in September 30, 1999 and
              17,225,215 in December 31, 1999 ......................................                171,296                 172,252
            Additional paid in capital .............................................             73,202,238              73,540,706
            Accumulated other comprehensive income .................................                301,520                 755,329
            Retained earnings ......................................................             15,482,982              23,604,885
                                                                                              -------------           -------------
               Total ...............................................................             89,158,036              98,073,172
            Less treasury stock: 1,905,586 shares in September 30, 1999 and
              1,896,007 shares in December 31, 1999, at cost .......................             (1,912,865)             (1,906,160)
                                                                                              -------------           -------------
               Total stockholders' equity ..........................................             87,245,171              96,167,012
                                                                                              -------------           -------------
               TOTAL ...............................................................          $ 141,619,179           $ 165,232,326
                                                                                              =============           =============

      See notes to unaudited condensed consolidated financial statements.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                                     December 31,
                                                        -------------------------------------
                                                             1998                    1999
                                                        -------------           -------------


Total revenue                                           $  86,784,153           $ 124,813,563
Cost of sales                                             (57,233,284)            (79,165,067)
                                                        -------------           -------------
  Gross Profit                                             29,550,869              45,648,496
Selling expenses                                           17,498,748              26,981,949
Corporate, general and administrative expenses              4,040,692               4,647,302
Amortization of goodwill                                      215,400                 331,892
                                                        -------------           -------------
Income from operations                                      7,796,029              13,687,353
Income from joint venture                                          --                 107,349
Interest expense                                              200,498                 258,197
                                                        -------------           -------------
Income before income taxes                                  7,595,531              13,536,505
Income tax expense                                          3,038,212               5,414,602
                                                        -------------           -------------
NET INCOME                                              $   4,557,319           $   8,121,903
                                                        =============           =============
Basic earnings per share                                $        0.36           $        0.53
                                                        =============           =============
Diluted earnings per share                              $        0.32           $        0.48
                                                        =============           =============
Weighted average shares outstanding
  Basic                                                    12,713,122              15,276,825
  Diluted                                                  14,204,200              17,044,278


       See notes to unaudited condensed consolidated financial statements

           TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                            THREE MONTHS ENDED DECEMBER 31, 1999
                                                                            ------------------------------------
                                                                                 1998                   1999
                                                                            ------------           -------------

CASH FLOW FROM OPERATING ACTIVITIES:

 Net income ......................................................          $  4,557,319           $  8,121,903
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ..................................             1,084,598              1,570,250
  Equity earnings in joint venture investment ....................                    --               (107,349)
  Gain on disposal of equipment ..................................                    --                (10,300)
  Changes in operating assets and liabilities, net of effects from acquisition of business:
   Increase in accounts receivable ...............................            (5,360,826)            (9,040,857)
   Increase in inventory .........................................            (5,523,537)            (5,756,373)
   Decrease in prepaid expenses and other current assets .........               103,570                179,825
   Increase in accounts payable and accrued expenses .............            14,055,406             17,141,132
   Increase in customer deposits .. ..............................             1,031,643              1,050,834
   Increase in deferred rent .....................................               105,829                110,683
   Decrease in deferred warranty .. ..............................              (311,877)              (203,055)
   Decrease in other liabilities .................................               (27,720)              (228,680)
                                                                            ------------           ------------
     Net cash provided by operating activities ...................             9,714,405             12,828,013
                                                                            ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment ..............................            (3,659,478)            (4,065,582)
 Proceeds from sale of property and equipment ....................                    --                 10,300
 Acquisition of business .........................................                    --               (100,321)
                                                                            ------------           ------------
     Net cash used in investing activities .......................            (3,659,478)            (4,155,603)
                                                                            ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Amount due to bank ..............................................             2,331,014              2,209,118
 Payments of long-term debt ......................................            (5,250,000)            (5,714,299)
 Equity transactions .............................................                    --                236,203
 Investment in joint venture .....................................                    --             (2,675,203)
                                                                            ------------           ------------
     Net cash used in financing activities .......................            (2,918,986)            (5,944,181)
                                                                            ------------           ------------

INCREASE IN CASH AND CASH EQUIVALENTS ............................             3,135,941              2,728,229
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................               776,709                999,495
                                                                            ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................          $  3,912,650           $  3,727,724
                                                                            ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest .......................................................          $    567,287           $    203,003
                                                                            ============           ============
  Taxes ..........................................................          $  1,322,936                989,000
                                                                            ============           ============

       See notes to unaudited condensed consolidated financial statements

             TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries ("Tweeter" or the "Company"), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2.   Accounting Policies

     The unaudited consolidated financial statements of Tweeter have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. Tweeter typically records its highest revenue and earnings in this first fiscal quarter.

3.   Earnings per Share

     Tweeter computed earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is calculated based on the weighted average number of common shares outstanding, adjusted, in 1998, for the nominal issuance of certain warrants. Diluted earnings per share is based on the weighted average number of common shares outstanding, adjusted for the nominal issuance of certain warrants, shares of preferred stock outstanding, when dilutive, and dilutive potential common shares (common stock options and warrants).

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                     --------------------------------
                                                         1998                 1999
                                                     -----------          -----------
BASIC EARNING PER SHARE:

Numerator:
 Net income                                          $ 4,557,319          $ 8,121,903
Denominator:
 Weighted average common shares outstanding           12,393,448           15,276,825
 Nominal issuance of warrants                            319,674                   --
                                                     -----------          -----------
Weighted average shares outstanding                   12,713,122           15,276,825
                                                     -----------          -----------
Basic earnings per share                             $      0.36          $      0.53
                                                     ===========          ===========

DILUTED EARNINGS PER SHARE:

Numerator                                            $ 4,557,319          $ 8,121,903
Denominator:
 Weighted average shares outstanding                  12,713,122           15,276,825
 Potential common stock outstanding                    1,491,078            1,767,453
                                                     -----------          -----------
Total                                                 14,204,200           17,044,278
                                                     -----------          -----------
Diluted earnings per share                           $      0.32          $      0.48
                                                     ===========          ===========

4.     Comprehensive Income

     Comprehensive income for the three months ended December 31, 1998 and December 31, 1999 was as follows:

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                      ------------------------------
                                                         1998                 1999
                                                      ---------            ---------
     Net income                                       4,557,319            8,121,903

     Change in fair value of long-
     term investments (net of tax)                           --              453,809
                                                      ---------            ---------
     Comprehensive income                             4,557,319            8,575,712
                                                      =========            =========

5.     Investment in Joint Venture

     On October 4, 1999, Tweeter formed a joint venture with Outpost.com, organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999. This joint venture was capitalized with $2.5 million from each party, primarily to fund inventory procurement. Profits and losses generated from this entity are split evenly. The joint venture is accounted for by the Company under the equity method. The investment is presented on the balance sheet as "Investment in joint venture". As of December 31, 1999, total assets and total liabilities of the joint venture amounted to $7,233,944 and $2,019,246, respectively. For the fiscal quarter ended December 31, 1999, the joint venture had total revenue of $1,538,852 and net income of $214,698.

6.     Sound Installations

     On November 1, 1999, the Company purchased certain assets and assumed certain liabilities of Sound Installations, Inc., a custom home installation company. Total purchase price and related costs amounted to approximately $210,000, including the issuance of 5,124 shares of common stock with a market value at issuance of $110,000. The purchase price was allocated primarily to goodwill and property and equipment. This transaction has been accounted for as a purchase. The results of operations for the acquired entity in this fiscal quarter were not significant. Accordingly, pro forma information has not been presented.

7.     Subsequent Events

     On January 11, 2000, Tweeter filed a registration statement on Form S-3 with the Securities and Exchange Commission. The prospectus relates to 2,550,000 shares of Tweeter Home Entertainment Group, Inc. common stock of which 550,000 will be offered by selling stockholders and 2,000,000 will be offered by the Company. The primary purpose of the offering is to raise cash for the Company for working capital and for other general corporate purposes, including possible strategic acquisitions. This registration statement has not yet been declared effective.

     On January 20, 2000, Tweeter announced it had reached an agreement in principle to acquire United Audio Center, Inc. located in the greater Chicago, Illinois area. The Company expects to exchange Tweeter common stock with an approximate current value of $6.5 million for 100% of the common stock of United Audio. The company intends to issue these shares from its shelf registration filed on April 13, 1999, and amended on December 23, 1999. The agreement in principle to acquire United Audio is subject to various terms and conditions, and is subject to regulatory approval. The transaction is expected to qualify as a tax-free reorganization for tax purposes and will be accounted for as a purchase.

     On January 25, 2000, the shareholders approved an increase in the authorized common stock from 30,000,000 to 60,000,000 shares.

8.     New Accounting Pronouncements

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

     On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. This SAB is required to be implemented by the Company in fiscal year 2001. Had SAB No. 101 been implemented for all periods presented, total revenue and cost of sales would have decreased by approximately $1.3 million for the three months ended December 31, 1999 and by $0.8 million for the three months ended December 31, 1998. The adoption of SAB No. 101 is not expected to have any other impact on results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter operates 76 stores under the Tweeter, etc., Bryn Mawr Stereo & Video, HiFi Buys, Home Entertainment and Dow Stereo/Video names.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $38.0 million, or 43.8%, to $124.8 million in the three months ended December 31, 1999 from $86.8 million for the three months ended December 31, 1998. The increase was mainly comprised of $9.7 million from new stores, comparable store sales increase of $9.3 million, $9.4 million from the acquisition of Home Entertainment and, $10.8 million from the acquisition of Dow Stereo/Video. Comparable store sales, excluding Home Entertainment and Dow Stereo/Video, increased by 11.9%. The Home Entertainment stores had a total comparable store sales increase of 30.1 %, and the DOW Stereo/Video stores had a comparable store sales decrease of 9.1%. New technology products contributed to the sales increase for the first quarter of fiscal 2000. DVD players represented approximately 8.7% of total revenue for the three months ended December 31, 1999, as compared to 6.0% for the same period in the prior year. Camcorder business was up 11.7% and digital camcorders accounted for 80.2% of the camcorder sales. Digital televisions accounted for 64.4% of all projection television sets sold in the fiscal quarter ended December 31, 1999.

     Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $21.9 million, or 38.3%, to $79.2 million in the three months ended December 31, 1999 from $57.2 million in the three months ended December 31, 1998. Gross profit increased $16.1 million, or 54.5%, to $45.6 million in the three months ended December 31, 1999 from $29.6 million for the three months ended December 31, 1998. The gross margin percentage increased 2.5%, to 36.6% for the three months ended December 31, 1999, from 34.1% for the three months ended December 31, 1998. The increase in margin was primarily due to increased sales of new digital technology products, such as DVD players, digital televisions and digital camcorders. These digital products realize higher gross margin and higher average ticket than their analog counterparts. This increase was offset by growth in the video category relative to other categories that Tweeter sells. Video products generally realize lower gross margin than audio products. Tweeter expects sales of digital televisions to accelerate over the next few years, which will tend to increase video sales as a percentage of the Company's overall mix. It is a particular challenge for Tweeter to enact strategies such as its "Sell Audio with Video" strategy in order to offset the margin erosion that could occur due to an increase in sales of video products relative to the other categories of products that Tweeter sells.

     Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees and excludes corporate, general and administrative expenses. Selling expenses increased $9.5 million, or 54.2%, to $27.0 million in the three months ended December 31, 1999 from $17.5 million for the three months ended December 31, 1998. As a percentage of revenue, selling expenses increased to 21.6% for the three months ended December 31, 1999 from 20.2% for the three months ended December 31, 1998. This increase was primarily due to higher payroll costs associated with the opening of new stores and the continued development of our custom installation departments. Higher payroll costs were also driven by the substantial increase in gross margin, as our sales force is paid an increasing commission rate on higher margin sales.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 15% to $4.6 million for the three months ended December 31, 1999 from $4.0 million for the three months ended December 31, 1998. As a percentage of total revenue, corporate general and administrative expenses decreased to 3.7% for the three months ended December 31, 1999 from 4.7% for the three months ended December 31, 1998. This decrease was due to the increased sales volume from new stores opened since the fiscal quarter ended December 31, 1998 and from stores acquired in the Home Entertainment and Dow Stereo/Video acquisitions.

     Amortization of Goodwill. Amortization of goodwill increased to $332,000 for the three months ended December 31, 1999 from $215,000 for the three months ended December 31, 1998. The increase was due to the completion of the Home Entertainment acquisition on February 1, 1999 and the Dow Stereo/Video acquisition on July 1, 1999.

     Interest Expense. Interest expense increased to $258,000 for the three months ended December 31, 1999 from $200,000 for the three months ended December 31, 1998. The increase was due to the incurrence of debt to facilitate the building of new stores and relocating of existing stores. Additionally, inventory was maintained at a higher level due to the lack of availability of the newer digital products.

     Income Taxes. The effective tax rate for the fiscal quarters ended December 31, 1999 and December 31, 1998 was 40.0%. Tweeter expects that the income tax rate for the fiscal year ending September 30, 2000 will remain substantially unchanged.

     New Stores. In October 1999, Tweeter opened its 74th store in Douglasville, Georgia, operating under the HiFi Buys name. In November 1999, the Company opened its 75th and 76th stores in Snellville, Georgia and Birmingham, Alabama, both operating under the HiFi Buys name.

     Seasonality. Tweeter's operations, in common with other retailers, are subject to seasonal influences. Historically, Tweeter has realized more of its revenue and net earnings in this first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since certain selling expenses and administrative expenses are relatively fixed during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $12.8 million for the three months ended December 31, 1999 compared to $9.7 million for the three months ended December 31, 1998. Cash provided by operations in 1999 was primarily the result of $8.1 million in net income, an increase in accounts payable and accrued expenses of $17.1 million, depreciation and amortization of $1.6 million and an increase in customer deposits of $1.1 million. This was offset by increases in accounts receivable of $9.0 million and inventory of $5.8 million, as well as minor changes in other operating accounts.

     At December 31, 1999, working capital was $28.6 million, compared to $31.5 million at September 30, 1999. The ratio of current assets to current liabilities was 1.45 to 1 at December 31, 1999 and 1.72 to 1 at September 30, 1999.

     Capital expenditures for the three months ended December 31, 1999 were $4.1 million, primarily used for the building of new stores and the relocation of existing stores.

     Net cash used in financing activities during the three months ended December 31, 1999 was $5.9 million, comprised mainly of payments made for long-term debt of $5.7 million and an investment in our Tweeter.Outpost.com joint venture of $2.7 million. This was offset by an increase in amount due bank of $2.2 million.

     The Company had available at December 31, 1999 a $50,000,000 revolving credit facility, and there were no balances outstanding at December 31, 1999.

     On January 11, 2000, Tweeter filed a registration statement with the Securities and Exchange Commission for a public offering of both primary shares and shares to be sold by certain selling stockholders. Tweeter expects that the proposed offering will consist of 2,550,000 shares of common stock, 550,000 of which will be offered by selling stockholders and 2,000,000 of which will be offered by the Company.

     Tweeter believes that the net proceeds from the offering, together with cash generated by operations and available borrowings under its credit facility will be sufficient to finance its working capital and capital expenditure requirements, including the proposed acquisition of United Audio Center, Inc., for at least the next twelve months. If management pursues additional acquisitions within this period, however, such acquisitions could strain Tweeter's capital resources. Furthermore, due to the seasonality of its business, Tweeter's working capital needs are significantly higher the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those relating to Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in Tweeter's Registration Statement filed on Form S-3 (SEC file number 333-94433) on January 11, 2000 and in the Company's Annual Report on Form 10-K filed on December 10, 1999, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

YEAR 2000 COMPLIANCE

     To date, there were no Year 2000 issues with the internal business systems. As of this date, Tweeter is not aware of any Year 2000 problems with any of its suppliers or any of its products and Tweeter has continued to receive shipments from its suppliers on a timely basis. The Company does not expect to incur any additional costs relating to Year 2000 issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Tweeter's credit facility provides for borrowings which bear interest at variable rates based on either (i) the higher of BankBoston's Base Rate or the Federal Funds rate plus 0.50% or (ii) the London Interbank Offering Rate (LIBOR) plus an applicable margin varying from 100 to 175 basis points. Tweeter had no borrowings outstanding pursuant to the credit facility as of December 31, 1999. Tweeter believes that the effect, if any, of reasonably possible near-term changes in interest rates on Tweeter's financial position, results of operations, and cash flows should not be material.

     At December 31, 1999, the Company has approximately $2.6 million in marketable equity securities classified as "available-for-sale." Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by approximately $260,000.

     Currently, Tweeter does not enter into financial instrument transactions for speculative purposes or to manage interest rate exposure.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On January 11, 2000, Tweeter filed a registration statement on Form S-3 with the Securities and Exchange Commission. The prospectus relates to 2,550,000 shares of Tweeter Home Entertainment Group, Inc. common stock, of which 550,000 shares will be offered by selling stockholders and 2.0 million of which will be offered by the Company. The primary purpose of the offering is to raise cash for the Company for working capital and for general corporate purposes, including possible strategic acquisitions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     EXHIBIT          DESCRIPTION

     27.1             Financial Data Schedule

     (b)  Reports on Form 8-K.

     On January 20, 2000, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce that it had reached an agreement in principle to acquire United Audio Centers, Inc., located in Chicago, Illinois and to announce earnings for the fiscal quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TWEETER HOME ENTERTAINMENT GROUP, INC.


                                        By: /s/ Joseph McGuire
                                            ------------------------------------
                                            JOSEPH MCGUIRE,
                                            Chief Financial Officer


Date: January 31, 2000