Form 10-Q
period 2000-03-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2000-05-03
CIK 1060390

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       TITLE OF CLASS                                 OUTSTANDING AT MAY 3, 2000
Common Stock, $.01 par value                                  17,766,891


















--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
             TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                  PAGE

Part I.  FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1999 and March 31, 2000 ....................     3

         Condensed Consolidated Statements of Operations For the Three and Six Months Ended March 31,
         1999 and 2000 ........................................................................................     4

         Condensed Consolidated Statements of Cash Flows For the Six Months Ended March 31,
         1999 and 2000  .......................................................................................     5

         Notes to Unaudited Condensed Consolidated Financial Statements .......................................     6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations ................     8

Item 3   Quantitative and Qualitative Disclosures About Market Risk ...........................................    11

Part II. OTHER INFORMATION.....................................................................................    11

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,           March 31,
                                                                                          1999                  2000
                                                                                      -------------         -------------
                                                                                                             (Unaudited)

ASSETS
CURRENT ASSETS:
        Cash and cash equivalents...............................................      $     999,495         $  45,263,716
        Accounts receivable, net of allowance for doubtful accounts of
        $650,000 at September 30, 1999 and $653,000 at March 31, 2000...........          9,556,846            13,992,429
        Inventory...............................................................         62,135,516            72,437,218
        Deferred tax assets.....................................................          1,899,604             1,899,604
        Prepaid expenses and other current assets...............................            678,804               360,490
                                                                                      -------------         -------------
           Total current assets.................................................         75,270,265           133,953,457
        Investment in joint venture.............................................                  -             2,919,367
        Long-term investments...................................................          1,846,366             2,459,783
        Property and equipment, net.............................................         34,243,241            39,444,427
        Other assets, net.......................................................            191,616               124,167
        Goodwill, net...........................................................         30,067,691            30,469,864
                                                                                      -------------         -------------
             TOTAL..............................................................      $ 141,619,179         $ 209,371,065
                                                                                      =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Current portion of long-term debt.......................................      $      35,551         $      33,384
        Amount due to bank......................................................          6,023,056             6,452,688
        Accounts payable........................................................         18,377,139            14,057,833
        Accrued expenses........................................................         16,197,306            20,492,428
        Customer deposits.......................................................          2,440,090             3,596,764
        Deferred warranty.......................................................            673,139               610,470
                                                                                      -------------         -------------
             Total current liabilities..........................................         43,746,281            45,243,567
                                                                                      -------------         -------------
LONG-TERM DEBT:
        Notes payable to bank...................................................          5,716,805                24,179
                                                                                      -------------         -------------
OTHER LONG-TERM LIABILITIES:
        Rent related accruals...................................................          3,197,657             3,424,774
        Deferred warranty.......................................................            338,238                20,941
        Deferred tax liabilities................................................          1,095,527             1,398,066
        Other long-term liabilities.............................................            279,500                18,480
                                                                                      -------------         -------------
        Total other long-term liabilities.......................................          4,910,922             4,862,261
                                                                                      -------------         -------------
        Total liabilities.......................................................         54,374,008            50,130,007
                                                                                      -------------         -------------
STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares
                issued and outstanding..........................................                  -                     -
        Common stock, $.01 par value, 60,000,000 shares authorized;
                17,129,622 shares issued in September 30, 1999 and
                19,428,797 in March 31, 2000....................................            171,296               194,288
        Additional paid in capital..............................................         73,202,238           134,023,095
        Accumulated other comprehensive income..................................            301,520               612,398
        Retained earnings.......................................................         15,482,982            26,311,268
                                                                                      -------------         -------------
             TOTAL..............................................................         89,158,036           161,141,049
        Less treasury stock: 1,905,586 shares in September 30, 1999 and
                1,887,195 shares in March 31, 2000, at cost.....................         (1,912,865)           (1,899,991)
                                                                                      -------------         -------------
             Total stockholders' equity.........................................         87,245,171           159,241,058
                                                                                      -------------         -------------
             TOTAL..............................................................      $ 141,619,179         $ 209,371,065
                                                                                      =============         =============

      See notes to unaudited condensed consolidated financial statements.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                   Three Months Ended                      Six Months Ended
                                                                         March 31,                             March 31,
                                                               -----------------------------         ------------------------------
                                                                   1999             2000                 1999             2000
                                                               ------------     ------------         -------------    -------------

Total revenue                                                  $ 62,236,297     $ 87,492,253         $ 149,020,450    $ 212,305,816
Cost of sales                                                   (39,899,306)     (55,256,770)          (97,132,590)    (134,421,837)
                                                               ------------     ------------         -------------    -------------
     Gross Profit                                                22,336,991       32,235,483            51,887,860       77,883,979
Selling expenses                                                 16,423,470       22,804,151            33,922,218       49,786,100
Corporate, general and administrative expenses                    3,221,843        4,586,196             7,262,535        9,233,498
Amortization of goodwill                                            255,400          337,650               470,800          669,542
                                                               ------------     ------------         -------------    -------------
Income from operations                                            2,436,278        4,507,486            10,232,307       18,194,839
Income from joint venture                                                 -           90,985                     -          198,334
Interest expense                                                     36,540           87,887               237,038          346,084
                                                               ------------     ------------         -------------    -------------
Income before income taxes                                        2,399,738        4,510,584             9,995,269       18,047,089
Income taxes                                                        959,895        1,804,201             3,998,107        7,218,803
                                                               ------------     ------------         -------------    -------------
NET INCOME                                                     $  1,439,843     $  2,706,383         $   5,997,162    $  10,828,286
                                                               ============     ============         =============    =============

Basic earnings per share                                       $       0.10     $       0.16         $        0.44    $        0.68
                                                               ============     ============         =============    =============

Diluted earnings per share                                     $       0.09     $       0.15         $        0.39    $        0.61
                                                               ============     ============         =============    =============

Weighted average shares outstanding
     Basic                                                       14,518,524       16,604,852            13,702,744       15,937,210
     Diluted                                                     16,226,994       18,348,423            15,368,232       17,700,307


      See notes to unaudited condensed consolidated financial statements.

            TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED MARCH 31,
                                                                                       ----------------------------------------
                                                                                            1999                     2000
                                                                                       ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.....................................................................       $     5,997,162          $    10,828,286
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization...............................................             2,365,578                3,313,169
    Equity earnings in joint venture investment.................................                     -                 (198,334)
    Gain on disposal of equipment...............................................                     -                  (20,300)
    Changes in operating assets and liabilities, net of effects from acquisition of business:
      Increase in accounts receivable...........................................            (1,635,233)              (4,435,583)
      Increase in inventory.....................................................            (2,483,768)             (10,301,702)
      Decrease (increase) in prepaid expenses and other current assets..........               279,642                 (490,379)
      Increase (decrease) in accounts payable and accrued expenses..............             3,291,767                  (24,184)
      Increase in customer deposits.............................................               208,140                1,156,674
      Increase in deferred rent.................................................               214,158                  227,117
      Decrease in deferred warranty.............................................              (597,995)                (379,966)
      Decrease in other liabilities.............................................               (60,060)                (261,020)
                                                                                       ---------------          ---------------
        Net cash provided by (used in) operating activities.....................             7,579,391                 (586,222)
                                                                                       ---------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.............................................            (6,319,867)              (7,783,105)
 Proceeds from sale of property and equipment...................................                     -                   20,300
 Acquisition of business........................................................            (8,837,927)                (100,321)
                                                                                       ---------------          ---------------
         Net cash used in investing activities..................................           (15,157,794)              (7,863,126)
                                                                                       ---------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Amount due to bank.............................................................             1,408,105                  429,632
 Payments of long-term debt.....................................................            (5,250,000)              (5,717,827)
 Issuance of common stock, net of issuance cost.................................            24,433,242               60,067,269
 Other equity transactions......................................................               826,076                  679,528
 Investment in joint venture....................................................                     -               (2,745,033)
                                                                                       ---------------          ---------------
         Net cash provided by financing activities..............................            21,417,423               52,713,569
                                                                                       ---------------          ---------------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................            13,839,020               44,264,221
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................               776,709                  999,495
                                                                                       ---------------          ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................       $    14,615,729          $    45,263,716
                                                                                       ===============          ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.....................................................................       $       218,328          $       343,218
                                                                                       ===============          ===============
   Taxes........................................................................       $     2,613,936          $     5,303,528
                                                                                       ===============          ===============


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

2.   Accounting Policies

     The unaudited consolidated financial statements of Tweeter have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the six-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. Tweeter typically records its highest revenue and earnings in the first fiscal quarter.

3.   Earnings per Share

     Tweeter computed earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is calculated based on the weighted average number of common shares outstanding, adjusted, in 1999, for the nominal issuance of certain warrants. Diluted earnings per share is based on the weighted average number of common shares outstanding, adjusted for the nominal issuance of certain warrants, and dilutive potential common shares (common stock options and warrants).

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     MARCH 31, 2000                        MARCH 31, 2000
                                                           -----------------------------------    ---------------------------------
                                                              1999                    2000           1999                  2000
                                                           -----------            ------------    -----------          ------------

BASIC EARNINGS PER SHARE:
Numerator:
 Net income                                                $ 1,439,843            $  2,706,383     $ 5,997,162         $ 10,828,286
Denominator:
 Weighted average common shares outstanding                 14,348,614              16,604,852      13,360,288           15,937,210
 Nominal issuance of warrants                                  169,910                       -         342,456                    -
                                                           -----------            ------------     -----------         ------------
Weighted average shares outstanding                         14,518,524              16,604,852      13,702,744           15,937,210
                                                           -----------            ------------     -----------         ------------
Basic earnings per share                                   $      0.10            $       0.16     $      0.44         $       0.68
                                                           ===========            ============     ===========         ============

DILUTED EARNINGS PER SHARE:
Numerator                                                  $ 1,439,843            $  2,706,383     $ 5,997,162         $ 10,828,286
Denominator:
 Weighted average shares outstanding                        14,518,524              16,604,852      13,702,744           15,937,210
 Potential common stock outstanding                          1,708,470               1,743,571       1,665,488            1,763,097
                                                           -----------            ------------     -----------         ------------
Total                                                       16,226,994              18,348,423      15,368,232           17,700,307
                                                           -----------            ------------     -----------         ------------
Diluted earnings per share                                 $      0.09            $       0.15     $      0.39         $       0.61
                                                           ===========            ============     ===========         ============

4.   Comprehensive Income

     Comprehensive income for the three and six months ended March 31, 1999 and March 31, 2000 was as follows:

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         MARCH 31,                            MARCH 31,
                                                           -----------------------------------     --------------------------------
                                                              1999                    2000            1999                 2000
                                                           -----------            ------------     -----------         ------------

Net income                                                 $ 1,439,843            $  2,706,384     $ 5,997,162         $ 10,828,286
Change in fair value of long-term investments
 (net of tax)                                                        -                (142,931)              -              310,878
                                                           -----------            ------------     -----------         ------------
Comprehensive income                                       $ 1,439,843            $  2,563,453     $ 5,997,162         $ 11,139,164
                                                           ===========            ============     ===========         ============


5.   Investment in Joint Venture

     On October 4, 1999, Tweeter formed a joint venture with Outpost.com, organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The joint venture is accounted for by the Company under the equity method. The investment is presented on the balance sheet as "Investment in joint venture." As of March 31, 2000, total assets and total liabilities of the joint venture amounted to $6,882,459 and $1,485,790, respectively. For the three and six months ended March 31, 2000, the joint venture had total revenue of $1,541,525 and $3,080,377, respectively. Income before income taxes for the joint venture for the three and six months ended March 31, 2000 was $181,970 and $396,668, respectively.

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

7.  Follow-on Offering

    On February 7, 2000, Tweeter completed a follow-on public offering of 2,550,000 shares of common stock. The primary purpose of the offering was to raise cash for Tweeter's working capital and for potential acquisitions. The Company sold 2,000,000 shares in the offering and selling stockholders sold 550,000 shares. Net proceeds to the Company from the offering were approximately $60,100,000.

8.   Subsequent Events

     On April 1, 2000, Tweeter completed the acquisition of certain assets and liabilities of United Audio Centers, Inc. This transaction will be accounted for as a purchase and, accordingly, the results of operations of the Company's business relating to United Audio Centers will be included in the consolidated statements of operations from the acquisition date. The total purchase price was approximately $6,500,000, all of which was paid through the issuance of 200,000 shares of the Company's common stock.

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

     On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. This SAB is required to be implemented by the Company in fiscal year 2001. Had SAB No. 101 been implemented for all periods presented, total revenue and cost of sales would have decreased by approximately $1.5 million for the three months ended March 31, 2000, $0.9 million for the three months ended March 31, 1999, $2.8 million for the six months ended March 31, 2000 and $1.7 million for the six months ended March 31, 1999. The adoption of SAB No. 101 is not expected to have any other impact on results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter currently operates 83 stores under the Tweeter, etc., Bryn Mawr Stereo & Video, HiFi Buys, Home Entertainment, Dow Stereo/Video and United Audio Centers names.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

     Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $25.3 million, or 40.5%, to $87.5 million for the three months ended March 31, 2000 from $62.2 million for the three months ended March 31, 1999. The increase was mainly comprised of $6.4 million from new stores, comparable store sales increase of $7.8 million, $2.6 million from the acquisition of Home Entertainment, and $8.4 million from the acquisition of Dow Stereo/Video. Comparable store sales, excluding Home Entertainment and Dow Stereo/Video, increased by 12.2%. The Home Entertainment stores had a total comparable store sales increase of 50.7%, and the DOW Stereo/Video stores had a comparable store sales decrease of 5.9%. New technology products contributed to the sales increase for the second quarter of fiscal 2000. DVD players represented approximately 6.3% of total revenue for the three months ended March 31, 2000, as compared to 4.1% for the same period in the prior year. Camcorder business was up 20.3% and digital camcorders accounted for 65.7% of the camcorder sales. Digital televisions accounted for 62.8% of all projection television sets sold in the fiscal quarter ended March 31, 2000.

     Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $15.4 million, or 38.5%, to $55.3 million for the three months ended March 31, 2000 from $39.9 million for the three months ended March 31, 1999. Gross profit increased $9.9 million, or 44.3%, to $32.2 million for the three months ended March 31, 2000 from $22.3 million for the three months ended March 31, 1999. The gross margin percentage increased 90 basis points, to 36.8% for the three months ended March 31, 2000, from 35.9% for the three months ended March 31, 1999. The increase in margin was primarily due to increased sales of new digital technology products, such as DVD players, digital televisions and digital camcorders. These digital products realize higher gross margin and higher average ticket than their analog counterparts. This increase was offset by growth in the video category relative to other categories that Tweeter sells.

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

     Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees and excludes corporate, general and administrative expenses. Selling expenses increased $6.4 million, or 38.9%, to $22.8 million for the three months ended March 31, 2000 from $16.4 million for the three months ended March 31, 1999. As a percentage of revenue, selling expenses decreased to 26.1% for the three months ended March 31, 2000 from 26.4% for the three months ended March 31, 1999. This decrease was primarily due to lower net advertising costs resulting from additional coop advertising money received from our vendors.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 42.4% to $4.6 million for the three months ended March 31, 2000 from $3.2 million for the three months ended March 31, 1999. As a percentage of total revenue, corporate general and administrative expenses remained constant at 5.2%.

     Amortization of Goodwill. Amortization of goodwill increased to $338,000 for the three months ended March 31, 2000 from $255,000 for the three months ended March 31, 1999. The increase was due to the completion of the Home Entertainment acquisition on February 1, 1999 and the Dow Stereo/Video acquisition on July 1, 1999.

    Interest Expense. Interest expense increased to $88,000 for the three months ended March 31, 2000 from $37,000 for the three months ended March 31, 1999. The increase was due to the incurrence of higher debt levels for the fiscal 2000 period in order to facilitate the building of new stores and the relocation of existing stores.

     Income Taxes. The effective tax rate for the fiscal quarters ended March 31, 2000 and March 31, 1999 was 40.0%. Tweeter expects that the income tax rate for the fiscal year ending September 30, 2000 will remain substantially unchanged.

     Seasonality. Tweeter's operations, in common with other retailers, are subject to seasonal influences. Historically, Tweeter has realized more of its revenue and net earnings in the first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since certain selling expenses and administrative expenses are relatively fixed during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

SIX MONTHS ENDED MARCH 31, 2000 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

    Total Revenue. Total revenue increased $63.3 million, or 42.5%, to $212.3 million for the six months ended March 31, 2000 from $149.0 million for the six months ended March 31, 1999. The increase was mainly comprised of $14.1 million from new stores, $17.1 million from comparable store sales growth, $12.0 million from the acquisition of Home Entertainment of Texas and $19.3 million from the acquisition of Dow Stereo/Video. Comparable store sales increased by 12.0% excluding the Home Entertainment and Dow Stereo/Video chains. New technology products fueled sales performance for the first six months of fiscal 2000. DVD players represented approximately 7.7% of total revenue for the six months ended March 31, 2000 as compared to approximately 5.1% of total revenue for the six months ended March 31, 1999.

    Gross Profit. Cost of sales increased $37.3 million, or 38.4% to $134.4 million for the six months ended March 31, 2000 from $97.1 million for the six months ended March 31, 1999. Gross profit increased $26.0 million, or 50.1% to $77.9 million for the six months ended March 31, 2000 from $51.9 million for the six months ended March 31, 1999. The gross margin increased 190 basis points to 36.7% from 34.8% last year. The increase in margin is primarily due to increased sales of new digital technology products, such as DVD players, digital televisions and digital camcorders.

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

    Selling Expenses. Selling expenses increased $15.9 million, or 46.8%, to $49.8 million for the six months ended March 31, 2000 from $33.9 million for the six months ended March 31, 1999. As a percentage of revenue, selling expenses increased to 23.5% for the six months ended March 31, 2000 from 22.8% in the prior year period. This increase was primarily the result of increased payroll costs associated with higher gross margin sales, increased bank fees due to extended credit card financing promotions offset by lower net advertising costs.

    Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the six months ended March 31, 2000 increased 27.1% to $9.2 million from $7.3 million for the six months ended March 31, 1999. As a percentage of total revenue, corporate general and administrative expenses decreased to 4.3% for the six months ended March 31, 2000 from 4.9% for the prior year period. This decrease was the result of leveraging the additional sales volume of new stores and the acquisitions of Home Entertainment and Dow Stereo/Video.

    Amortization of Goodwill. Amortization of goodwill increased to $670,000 for the six months ended March 31, 2000 from $471,000 for the six months ended March 31, 1999. The increase was due to the Home Entertainment acquisition on February 1, 1999, the Dow Stereo acquisition on July 1, 1999 as well as the acquisition of two custom installation companies.

    Interest Expense. Interest expense increased to $346,000 for the six months ended March 31, 2000 from $237,000 for the six months ended March 31, 1999. The increase was due to the incurrence of higher debt levels for the fiscal 2000 period in order to facilitate the building of new stores and the relocation of existing stores.

    Income Taxes. The effective tax rate for the six months ended March 31, 2000 and March 31, 1999 was 40.0%. Tweeter expects that the income tax rate for the year ending September 30, 2000 will approximate 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $586,000 for the six months ended March 31, 2000 compared to $7.6 million in cash provided by operating activities for the six months ended March 31, 1999. Cash used by operations in 2000 was primarily the result of increases in inventory of $10.3 million and accounts receivable of $4.4 million. Inventory was maintained at a higher level due to the lack of availability of the newer digital products. This was offset by $10.8 million in net income, depreciation and amortization of $3.3 million and an increase in customer deposits of $1.2 million, as well as minor changes in other operating accounts.

     At March 31, 2000, working capital was $88.7 million, compared to $31.5 million at September 30, 1999. The increase was primarily due to the follow-on public offering completed on February 7, 2000. The ratio of current assets to current liabilities was 2.96 to 1 at March 31, 2000 and 1.72 to 1 at September 30, 1999. Capital expenditures for the six months ended March 31, 2000 were $7.8 million, primarily used for the building of new stores and the relocation of existing stores.

     Net cash provided by financing activities during the six months ended March 31, 2000 was $52.7 million, comprised mainly of proceeds generated from the sale of 2,000,000 shares of common stock on February 7, 2000. This was offset by payments made for long-term debt of $5.7 million and an investment in our Tweeter.Outpost.com joint venture of $2.7 million.

     The Company had available at March 31, 2000 a $50,000,000 revolving credit facility, and there were no balances outstanding at March 31, 2000.

     On January 11, 2000, Tweeter filed a registration statement with the Securities and Exchange Commission for a public offering of both primary shares and shares that were sold by certain selling stockholders. The offering consisted of 2,550,000 shares of common stock, 550,000 of which were offered by selling stockholders and 2,000,000 of which were offered by the Company. The Company raised proceeds of $60.1 million net of related expenses.

    On April 1, 2000, Tweeter completed the acquisition of certain assets and liabilities of United Audio Centers, Inc. This transaction will be accounted for as a purchase and, accordingly, the results of operations of the Company's business relating to United Audio Centers will be included in the consolidated statements of operations from the acquisition date. The total purchase price was approximately $6,500,000, all of which was paid through the issuance of 200,000 shares of the Company's common stock.

    Tweeter believes that the net proceeds from the February 2000 offering, together with cash generated by operations and available borrowings under its credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. If management pursues additional acquisitions within this period, however, such acquisitions could strain Tweeter's capital resources. Furthermore, due to the seasonality of its business, Tweeter's working capital needs are significantly higher the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those relating to Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in Tweeter's Registration Statement filed on Form S-3 (SEC file number 333-94433) on January 11, 2000 and in the Company's Annual Report on Form 10-K filed on December 10, 1999, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Tweeter's credit facility provides for borrowings which bear interest at variable rates based on either (i) the higher of Fleet National Bank's Base Rate or the Federal Funds rate plus 0.50% or (ii) the London Interbank Offering Rate (LIBOR) plus an applicable margin varying from 100 to 175 basis points. Tweeter had no borrowings outstanding pursuant to the credit facility as of March 31, 2000. Tweeter believes that the effect, if any, of reasonably possible near-term changes in interest rates on Tweeter's financial position, results of operations, and cash flows should not be material.

     At March 31, 2000, the Company had approximately $2.4 million in marketable equity securities classified as "available-for-sale." Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by approximately $240,000.

     Currently, Tweeter does not enter into financial instrument transactions for speculative purposes or to manage interest rate exposure.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On January 11, 2000, Tweeter filed a registration statement on Form S-3 with the Securities and Exchange Commission. The prospectus related to 2,550,000 shares of Tweeter Home Entertainment Group, Inc. common stock, of which 550,000 shares were offered by selling stockholders and 2,000,000 million shares were offered by the Company. The primary purpose of the offering was to raise cash for the Company for working capital and for general corporate purposes, including possible strategic acquisitions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         EXHIBIT                    DESCRIPTION

         27.1                       Financial Data Schedule

         (b)  Reports on Form 8-K.

On April 4, 2000, Tweeter filed with the Securities and Exchange Commission a Current Report on form 8-K to announce that it had completed the acquisition of United Audio Centers, Inc., located in Chicago, Illinois.

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

Date: May 3, 2000