Form 10-Q
period 2000-06-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2000-08-10
CIK 1060390

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Commission file number: 0-24091

TWEETER HOME ENTERTAINMENT GROUP, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3417513 (I.R.S. Employer Identification No.)

10 PEQUOT WAY

CANTON, MA 02021
(Address of principal executive offices including zip code)

781-830-3000

(Registrant’s telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 4, 2000

Common Stock, $.01 par value	18,264,372

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	1999	2000

		(Unaudited)

Assets

Current Assets:

Cash and cash equivalents	$999,495	$43,399,198

Accounts receivable, net of allowance for doubtful accounts of $650,000 at September 30, 1999 and $655,000 at June 30, 2000	9,556,846	13,320,792

Inventory	62,135,516	74,476,006

Deferred tax assets	1,899,604	1,899,604

Prepaid expenses and other current assets	678,804	485,921

Total current assets	75,270,265	133,581,521

Investment in joint venture	—	3,075,912

Long-term investments	1,846,366	1,822,994

Property and equipment, net	34,243,241	45,772,012

Other assets, net	191,616	122,704

Goodwill, net	30,067,691	38,110,801

Total	$141,619,179	$222,485,944

Liabilities and Stockholders’ Equity

Current Liabilities:

Current portion of long-term debt	$35,551	$33,384

Amount due to bank	6,023,056	6,069,866

Accounts payable	18,377,139	12,358,567

Accrued expenses	16,197,306	26,909,543

Customer deposits	2,440,090	3,598,781

Deferred warranty	673,139	461,203

Total current liabilities	43,746,281	49,431,344

Long-Term Debt:

Notes payable to bank	5,716,805	92,239

Other Long-Term Liabilities:

Rent related accruals	3,197,657	3,555,208

Deferred warranty	338,238	13,524

Deferred tax liabilities	1,095,527	1,086,178

Other long-term liabilities	279,500	—

Total other long-term liabilities	4,910,922	4,654,910

Total liabilities	54,374,008	54,178,493

Stockholders’ Equity

Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.01 par value, 60,000,000 shares authorized; 17,129,622 shares issued in September 30, 1999 and 20,020,895 in June 30, 2000	171,296	200,209

Additional paid in capital	73,202,238	141,320,142

Accumulated other comprehensive income	301,520	287,497

Retained earnings	15,482,982	28,396,627

Total	89,158,036	170,204,475

Less treasury stock: 1,905,586 shares in September 30, 1999 and 1,882,956 shares in June 30, 2000, at cost	(1,912,865)	(1,897,024)

Total stockholders’ equity	87,245,171	168,307,451

Total	$141,619,179	$222,485,944

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	1999	2000	1999	2000

Total revenue	$59,653,369	$95,264,002	$208,673,818	$307,569,818
Cost of sales	(38,085,472)	(60,724,071)	(135,218,061)	(195,145,909)

Gross Profit	21,567,897	34,539,931	73,455,757	112,423,909

Selling expenses	16,245,895	25,765,427	50,168,113	75,551,526

Corporate, general and administrative expenses	3,451,084	4,979,969	10,713,619	14,213,467

Amortization of goodwill	215,400	433,650	686,200	1,103,192

Income from operations	1,655,518	3,360,885	11,887,825	21,555,724

Income from joint venture	—	168,545	—	366,879

Interest expense	41,125	53,833	278,163	399,917

Income before income taxes	1,614,393	3,475,597	11,609,662	21,522,686

Income taxes	645,760	1,390,238	4,643,867	8,609,041

NET INCOME	$968,633	$2,085,359	$6,965,795	$12,913,645

Basic earnings per share	$0.07	$0.12	$0.50	$0.78

Diluted earnings per share	$0.06	$0.11	$0.45	$0.71

Weighted average shares outstanding

Basic	14,546,954	17,862,213	13,851,694	16,576,536

Diluted	16,049,102	19,432,720	15,468,008	18,277,504

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,

	1999	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,965,795	$12,913,645

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,728,674	5,185,673

Equity earnings in joint venture investment	—	(366,879)

Gain on disposal of equipment	(23,800)	(25,800)

Changes in operating assets and liabilities, net of effects from acquisition of business:

Increase in accounts receivable	(1,020,644)	(3,461,374)

Increase in inventory	(4,823,721)	(6,039,418)

Decrease in prepaid expenses and other assets	6,246	453,419

Increase (decrease) in accounts payable and accrued expenses	2,533,155	(688,712)

Decrease in customer deposits	(607,631)	(778,575)

Increase in deferred rent	327,487	357,551

Decrease in deferred warranty	(918,962)	(536,650)

Decrease in other liabilities	(92,400)	(279,500)

Net cash provided by operating activities	6,074,199	6,733,380

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(9,205,101)	(12,685,077)

Proceeds from sale of property and equipment	23,800	25,800

Acquisition of businesses	(9,002,003)	(2,435,072)

Net cash used in investing activities	(18,183,304)	(15,094,349)

CASH FLOWS FROM FINANCING ACTIVITIES:

Amount due to bank	(213,691)	46,810

Payments of long-term debt	(5,250,000)	(8,126,760)

Issuance of common stock, net of issuance cost	24,336,376	60,011,256

Other equity transactions	841,494	1,574,399

Investment in joint venture	—	(2,745,033)

Net cash provided by financing activities	19,714,179	50,760,672

INCREASE IN CASH AND CASH EQUIVALENTS	7,605,074	42,399,703

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	776,709	999,495

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,381,783	$43,399,198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$669,121	$375,944

Taxes	$2,628,936	$6,831,947

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2.  Accounting Policies

      The unaudited consolidated financial statements of Tweeter have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the nine-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. Tweeter typically records its highest revenue and earnings in the first fiscal quarter.

3.  Earnings per Share

      Tweeter computed earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share is calculated based on the weighted average number of common shares outstanding, adjusted, in 1999, for the nominal issuance of certain warrants. Diluted earnings per share is based on the weighted average number of common shares outstanding, adjusted for the nominal issuance of certain warrants, and dilutive potential common shares (common stock options and warrants).

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	1999	2000	1999	2000

Basic Earnings Per Share:

Numerator:

Net income	$968,633	$2,085,359	$6,965,795	$12,913,645

Denominator:

Weighted average common shares outstanding	14,540,240	17,862,213	13,621,150	16,576,536

Nominal issuance of warrants	6,714	—	230,544	—

Weighted average shares outstanding	14,546,954	17,862,213	13,851,694	16,576,536

Basic earnings per share	$0.07	$0.12	$0.50	$0.78

Diluted Earnings Per Share:

Numerator	$968,633	$2,085,359	$6,965,795	$12,913,645

Denominator:

Weighted average shares outstanding	14,546,954	17,862,213	13,851,694	16,576,536

Potential common stock outstanding	1,502,148	1,570,507	1,616,314	1,700,968

Total	16,049,102	19,432,720	15,468,008	18,277,504

Diluted earnings per share	$0.06	$0.11	$0.45	$0.71

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

4.  Comprehensive Income

      Comprehensive income for the three and nine months ended June 30, 1999 and June 30, 2000 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	1999	2000	1999	2000

Net income	$968,633	$2,085,359	$6,965,795	$12,913,645

Change in fair value of long-term investments (net of tax)	—	(324,901)	—	(14,023)

Comprehensive income	$968,633	$1,760,458	$6,965,795	$12,899,622

5.  Investment in Joint Venture

      On October 4, 1999, Tweeter formed a joint venture with Outpost.com, organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The joint venture is accounted for by the Company under the equity method. The investment is presented on the balance sheet as “Investment in joint venture.” As of June 30, 2000, total assets and total liabilities of the joint venture amounted to $6,832,759 and $1,099,001, respectively. For the three and nine months ended June 30, 2000, the joint venture had total revenue of $1,965,281 and $5,045,658, respectively. Income before income taxes for the joint venture for the three and nine months ended June 30, 2000 was $337,090 and $733,758, respectively.

6.  Sound Installations

      On November 1, 1999, the Company purchased certain assets and assumed certain liabilities of Sound Installations, Inc., a home installation company in the New England region. Total purchase price and related costs amounted to approximately $210,000, including the issuance of 5,124 shares of common stock with a market value at issuance of $110,000. The purchase price was allocated primarily to goodwill and property and equipment. This transaction has been accounted for as a purchase. The results of operations for the acquired entity in this fiscal quarter were not significant. Accordingly, pro forma information has not been presented.

7.  United Audio Centers

      On April 1, 2000, the Company exchanged 200,000 shares of its stock, issued under it’s shelf registration filed on April 13, 1999, for certain assets and certain liabilities of United Audio Centers, Inc. The average price of the stock at the time of the transaction was $31.71. This transaction has been accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to United Audio Centers have been included in the consolidated statements of income since the acquisition date. The results of operations for the acquired entity in this fiscal quarter were not significant. Accordingly, pro forma information has not been presented. The allocation of the purchase price resulted in goodwill to date of approximately

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

$8,107,000, which is being amortized over twenty-five years using the straight-line method. The net assets acquired at fair market value on April 1, 2000 were allocated as follows:

Cash	$847,000

Inventory	6,301,000

Property and equipment	2,845,000

Accounts receivable/ Notes receivable	302,000

Other assets	213,000

Accrued expenses and customer deposits	(7,319,000)

Notes Payable/ Long term debt	(3,324,000)

Net liabilities assumed	(135,000)

Total purchase price and related costs	7,972,000

Goodwill	$8,107,000

8.  Home Entertainment Connections

      On June 1, 2000, the Company purchased certain assets and assumed certain liabilities of Home Entertainment Connections, Inc., a home installation company in the Atlanta region. Total purchase price and related costs amounted to approximately $250,000, including the issuance of 3,838 shares of common stock with a market value at issuance of $125,000. The purchase price was allocated primarily to goodwill and property and equipment. This transaction has been accounted for as a purchase. The results of operations for the acquired entity in this fiscal quarter were not significant. Accordingly, pro forma information has not been presented.

9.  Follow-on Offering

      On February 7, 2000, Tweeter completed a follow-on public offering of 2,550,000 shares of common stock. The primary purpose of the offering was to raise cash for Tweeter’s working capital and for potential acquisitions. The Company sold 2,000,000 shares in the offering and selling stockholders sold 550,000 shares. Net proceeds to the Company from the offering were approximately $60,000,000.

10.  Subsequent Events

      On August 3, 2000, Tweeter announced it had reached in principle an agreement to acquire Douglas TV, Inc., located in the greater Chicago, Illinois area. Douglas TV is a five-store specialty consumer electronics retailer with sales of approximately $30 million, and has been in business in the Chicago market for over 30 years. The transaction is expected to be completed on or about October 1, 2000. Tweeter will pay approximately $5,750,000 in stock and cash for the company, excluding acquisition costs.

11.  New Accounting Pronouncements

      During 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133.” SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.”

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Management is currently evaluating the effects that the adoption of SFAS No. 133 and related amendments will have on the consolidated financial statements.

      On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. This SAB is required to be implemented by the Company in fiscal year 2001. Had SAB No. 101 been implemented for all periods presented, total revenue and cost of sales would have decreased by approximately $1.2 million for the three months ended June 30, 2000, $0.6 million for the three months ended June 30, 1999, $3.5 million for the nine months ended June 30, 2000 and $2.3 million for the nine months ended June 30, 1999. The adoption of SAB No. 101 is not expected to have any other impact on results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter currently operates 86 stores under the Tweeter, etc., Bryn Mawr Stereo & Video, HiFi Buys, Home Entertainment, Dow Stereo/ Video and United Audio Centers names.

Results of Operations

  Three Months Ended June 30, 2000 as Compared to Three Months Ended June 30, 1999

      Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $35.6 million, or 59.7%, to $95.3 million for the three months ended June 30, 2000 from $59.7 million for the three months ended June 30, 1999. The increase was mainly comprised of $5.1 million from new stores, comparable store sales increase of $10.9 million, $8.6 million derived by sales from the acquisition of Dow Stereo/ Video, and $9.8 million derived by sales from the acquisition of United Audio Centers. Comparable store sales, excluding Dow Stereo/ Video and United Audio Centers, increased by 20.5%. The DOW Stereo/ Video stores had a comparable store sales decrease of 11.5%, and the United Audio Centers stores had a comparable store sales increase of 0.6%. New technology products contributed to the sales increase for the third quarter of fiscal 2000. Digital camcorders accounted for 92.4% of the camcorder sales. Projection television sales increased 72.8% and digital sets accounted for 59.1% of all projection sets sold in the fiscal quarter ended June 30, 2000. Digital tube television sets accounted for 6.6% of all tube sets sold during the quarter.

      Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $22.6 million, or 59.4%, to $60.7 million for the three months ended June 30, 2000 from $38.1 million for the three months ended June 30, 1999. Gross profit increased $13.0 million, or 60.1%, to $34.5 million for the three months ended June 30, 2000 from $21.6 million for the three months ended June 30, 1999. The gross margin percentage increased 10 basis points, to 36.3% for the three months ended June 30, 2000, from 36.2% for the three months ended June 30, 1999. The increase in margin was primarily due to increased sales of new digital technology products, such as DVD players, digital televisions and digital camcorders. These digital products realize higher gross margin and higher average ticket than their analog counterparts. This increase was offset by growth in the video category relative to other categories that Tweeter sells. Video products generally realize lower gross margin than audio products. Tweeter expects sales of digital televisions to accelerate over the next few years, which will tend to increase video sales as a percentage of the Company’s overall mix.

      Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees and excludes corporate, general and administrative expenses. Selling expenses increased $9.5 million, or 58.6%, to $25.8 million for the three months ended June 30, 2000 from $16.2 million for the three months ended June 30, 1999. As a percentage of revenue, selling expenses decreased to 27.0% for the three months ended June 30, 2000 from 27.2% for the three months ended June 30, 1999. This decrease was primarily due to lower advertising dollars as a percent of sales.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 44.3% to $5.0 million for the three months ended June 30, 2000 from $3.5 million for the three months ended June 30, 1999. As a percentage of total revenue, corporate general and administrative expenses decreased to 5.2% for the three months ended June 30, 2000 from 5.8% for the three months ended June 30, 1999. This decrease was the result of leveraging the additional sales volume of new stores and the acquisitions of Dow Stereo/ Video and United Audio Centers.

      Amortization of Goodwill. Amortization of goodwill increased to $434,000 for the three months ended June 30, 2000 from $215,000 for the three months ended June 30, 1999. The increase was due to the completion of the Dow Stereo/ Video acquisition on July 1, 1999 and the United Audio Centers acquisition on April 1, 2000 as well as the acquisition of three home installation companies.

      Interest Expense. Interest expense increased to $54,000 for the three months ended June 30, 2000 from $41,000 for the three months ended June 30, 1999. The increase was due to the additional notes payable and capital leases acquired in the Dow Stereo/ Video and United Audio Centers acquisitions.

      Income Taxes. The effective tax rate for the fiscal quarters ended June 30, 2000 and June 30, 1999 was 40.0%. Tweeter expects that the income tax rate for the fiscal year ending September 30, 2000 will remain substantially unchanged.

      Seasonality. Tweeter’s operations, in common with other retailers, are subject to seasonal influences. Historically, Tweeter has realized more of its revenue and net earnings in the first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since certain selling expenses and administrative expenses are relatively fixed during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

  Nine Months Ended June 30, 2000 as Compared to Nine Months Ended June 30, 1999

      Total Revenue. Total revenue increased $98.9 million, or 47.4%, to $307.6 million for the nine months ended June 30, 2000 from $208.7 million for the nine months ended June 30, 1999. The increase was mainly comprised of $18.3 million from new stores, $28.0 million from comparable store sales growth, $12.2 million derived by sales from the acquisition of Home Entertainment of Texas, $28.9 million derived by sales from the acquisition of Dow Stereo/ Video and $9.8 million derived by sales from the acquisition of United Audio Centers. Comparable store sales, excluding Dow Stereo/ Video and United Audio Centers, increased by 15.1%. Digital technology products fueled sales performance for the first nine months of fiscal 2000.

      Gross Profit. Cost of sales increased $59.9 million, or 44.3% to $195.1 million for the nine months ended June 30, 2000 from $135.2 million for the nine months ended June 30, 1999. Gross profit increased $39.0 million, or 53.0% to $112.4 million for the nine months ended June 30, 2000 from $73.5 million for the nine months ended June 30, 1999. The gross margin increased 140 basis points to 36.6% from 35.2% last year. The increase in margin is primarily due to increased sales of new digital technology products, such as DVD players, digital televisions and digital camcorders. These digital products realize higher gross margin and higher average ticket than their analog counterparts. This increase was offset by growth in the video category relative to other categories that Tweeter sells. Video products generally realize lower gross margin than audio products. The Company expects sales of digital televisions to accelerate over the next few years, which will tend to increase video sales as a percentage of the Company’s overall mix.

      Selling Expenses. Selling expenses increased $25.4 million, or 50.6%, to $75.6 million for the nine months ended June 30, 2000 from $50.2 million for the nine months ended June 30, 1999. As a percentage of revenue, selling expenses increased to 24.6% for the nine months ended June 30, 2000 from 24.0% in the prior year period. This increase was primarily the result of increased payroll costs associated with higher gross margin sales, increased bank fees due to extended credit card financing promotions offset by lower net advertising costs.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the nine months ended June 30, 2000 increased 32.7% to $14.2 million from $10.7 million for the nine months ended June 30, 1999. As a percentage of total revenue, corporate general and administrative expenses decreased to 4.6% for the nine months ended June 30, 2000 from 5.1% for the prior year period. This decrease was the result of leveraging the additional sales volume of new stores and the acquisitions of Home Entertainment, Dow Stereo/ Video and United Audio Centers.

      Amortization of Goodwill. Amortization of goodwill increased to $1.1 million for the nine months ended June 30, 2000 from $686,000 for the nine months ended June 30, 1999. The increase was due to the Home Entertainment acquisition on February 1, 1999, the Dow Stereo/ Video acquisition on July 1, 1999, the

United Audio Centers acquisition on April 1, 2000 as well as the acquisition of three home installation companies.

      Interest Expense. Interest expense increased to $400,000 for the nine months ended June 30, 2000 from $278,000 for the nine months ended June 30, 1999. The increase was due to the incurrence of higher debt levels for the fiscal 2000 period in order to facilitate the building of new stores and the relocation of existing stores.

      Income Taxes. The effective tax rate for the nine months ended June 30, 2000 and June 30, 1999 was 40.0%. Tweeter expects that the income tax rate for the year ending September 30, 2000 will approximate 40.0%.

Liquidity and Capital Resources

      Net cash provided by operating activities was $6.7 million for the nine months ended June 30, 2000 compared to $6.1 million in cash provided by operating activities for the nine months ended June 30, 1999. Cash used by operations in 2000 was primarily the result of increases in inventory of $6.0 million and accounts receivable of $3.5 million. Cash generated from operations included, primarily, $12.9 million in net income. The adjustments to reconcile net income to cash provided by operating activities consist primarily of $5.2 million for depreciation and amortization, as well as, minor changes in other operating accounts.

      At June 30, 2000, working capital was $84.2 million, compared to $31.5 million at September 30, 1999. The increase was primarily due to the follow-on public offering completed on February 7, 2000. The ratio of current assets to current liabilities was 2.70 to 1 at June 30, 2000 and 1.72 to 1 at September 30, 1999. Capital expenditures for the nine months ended June 30, 2000 were $12.7 million, primarily used for the building of new stores and the relocation of existing stores.

      Net cash provided by financing activities during the nine months ended June 30, 2000 was $50.8 million, comprised mainly of proceeds generated from the sale of 2,000,000 shares of common stock on February 7, 2000. This was offset by payments made for long-term debt of $8.1 million and an investment in Tweeter.Outpost.com joint venture of $2.7 million.

      The Company had available at June 30, 2000 a $50,000,000 revolving credit facility, and there were no balances outstanding at June 30, 2000.

      On January 11, 2000, Tweeter filed a registration statement with the Securities and Exchange Commission for a public offering of both primary shares and shares that were sold by certain selling stockholders. The offering consisted of 2,550,000 shares of common stock, 550,000 of which were offered by selling stockholders and 2,000,000 of which were offered by the Company. The Company raised proceeds of approximately $60.0 million net of related expenses.

      On April 1, 2000, Tweeter completed the acquisition of certain assets and liabilities of United Audio Centers, Inc. This transaction was accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to United Audio Centers are included in the consolidated statements of operations from the acquisition date. The total purchase price, including acquisition costs to date, was approximately $8.0 million, $6,342,000 of which was paid through the issuance of 200,000 shares of the Company’s common stock.

      On June 1, 2000, Tweeter completed the acquisition of certain assets and liabilities of Home Entertainment Connections, Inc. This transaction was accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to Home Entertainment Connections are included in the consolidated statements of operations from the acquisition date. The total purchase price was approximately $250,000, $125,000 of which was paid through the issuance of 3,838 shares of the Company’s common stock.

      On August 3, 2000, Tweeter announced an agreement in principle to acquire certain assets and liabilities of Douglas TV, Inc., in Chicago. The Company expects the purchase price to be approximately $5,750,000 excluding acquisition costs, and has the option of paying approximately $1,500,000 of the purchase price in

Tweeter common stock issued under it’s shelf registration filed on April 13, 1999. Tweeter expects to complete the acquisition on or about October 1, 2000.

      Tweeter believes that the net proceeds from the February 2000 offering, together with cash generated by operations and available borrowings under its credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. If management pursues additional acquisitions within this period, however, such acquisitions could strain Tweeter’s capital resources. Furthermore, due to the seasonality of its business, Tweeter’s working capital needs are significantly higher the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future.

New Accounting Pronouncements

      During 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133.” SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” Management is currently evaluating the effects that the adoption of SFAS No. 133 and related amendments will have on the consolidated financial statements.

      On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. This SAB is required to be implemented by the Company in fiscal year 2001. Had SAB No. 101 been implemented for all periods presented, total revenue and cost of sales would have decreased by approximately $1.2 million for the three months ended June 30, 2000, $0.6 million for the three months ended June 30, 1999, $3.5 million for the nine months ended June 30, 2000 and $2.3 million for the nine months ended June 30, 1999. The adoption of SAB No. 101 is not expected to have any other impact on results of operations.

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including those relating to the sales of digital televisions, Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in Tweeter’s Registration Statement filed on Form S-3 (SEC file number 333-94433) on January 11, 2000 and in the Company’s Annual Report on Form 10-K filed on December 10, 1999, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Tweeter’s credit facility provides for borrowings which bear interest at variable rates based on either (i) the higher of Fleet National Bank’s Base Rate or the Federal Funds rate plus 0.50% or (ii) the London Interbank Offering Rate (LIBOR) plus an applicable margin varying from 100 to 175 basis points. Tweeter had no borrowings outstanding pursuant to the credit facility as of June 30, 2000. Tweeter believes that the effect, if any, of reasonably possible near-term changes in interest rates on Tweeter’s financial position, results of operations, and cash flows should not be material.

      At June 30, 2000, the Company had approximately $1.8 million in marketable equity securities classified as “available-for-sale.” Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by approximately $180,000.

      Currently, Tweeter does not enter into financial instrument transactions for speculative purposes or to manage interest rate exposure.

PART II. OTHER INFORMATION

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit	Description

27.1	Financial Data Schedule

      (b)  Reports on Form 8-K.

      On August 3, 2000, Tweeter filed with the Securities and Exchange Commission a Current Report on form 8-K to announce that it had reached an agreement in principle to acquire Douglas TV, Inc., located in Chicago, Illinois.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT
GROUP, INC.

By:	/s/ JOSEPH G. MCGUIRE

JOSEPH G. McGUIRE,
Chief Financial Officer

Date: August 10, 2000