Form 10-K
period 2000-09-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2000-12-18
CIK 1060390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2000
OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-24091
Tweeter Home Entertainment Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-3417513
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10 Pequot Way

Canton, MA 02021
(Address of principal executive offices)

(781) 830-3000

(Registrant’s telephone number including area code)

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of December 15, 2000 there were outstanding 18,487,259 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant, based upon the last sales price for such stock on that date as reported by The Nasdaq Stock Market, was approximately $14.875.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2001 Special Meeting in lieu of an Annual Meeting of Stockholders to be held on January 22, 2001 are incorporated by reference into Part III.

PART I

      In this Annual Report on Form 10-K, the “Company,” “Tweeter,” “we,” “us,” and “our,” mean Tweeter Home Entertainment Group, Inc. and its subsidiaries.

      This Annual Report on Form 10-K contains forward-looking statements regarding Tweeter’s performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. Therefore, this report, and especially the sections entitled “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion of some of the factors and risks that could contribute to those differences.

Item 1.  Business

General

      Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. We operate 96 stores under the Tweeter, Bryn Mawr, HiFi Buys, United Audio Centers and Douglas TV names in New England, Texas, California, the Mid-Atlantic, the Southeast, and greater Chicago. We operate in a single business segment of retailing audio and video consumer electronic products. Our stores feature an extensive selection of home and car audio systems and components, portable audio equipment, and home video products including large screen televisions, DVD players, digital satellite systems, video cassette recorders and camcorders. We differentiate ourselves by focusing on consumers who seek audio and video products with advanced features, functionality and performance. We do not offer consumer electronics products such as personal computers or home office equipment. Our stores display products in an inviting retail environment averaging 10,000 square feet and are staffed with attentive, knowledgeable sales personnel. We seek to build name recognition and customer loyalty by combining a high level of service with competitive prices backed by our patented Automatic Price Protection program.

      We opened our first store in 1972 in Boston under the Tweeter name and over the next two decades grew exclusively through new store openings in New England, expanding to 18 stores by 1995. In 1995, we adopted an aggressive growth strategy to (i) open new stores in current regional markets and relocate certain stores to more favorable sites and (ii) to selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired company to our core operating model and leveraging distribution, marketing and corporate infrastructure. We completed the acquisition of Bryn Mawr Radio and Television, Inc. (“Bryn Mawr”)in May 1996, the acquisition of HiFi Buys, Inc. (“HiFi Buys”) in June 1997, the acquisition of Home Entertainment, Inc. (“Home Entertainment”) in February 1999, the acquisition of DOW Stereo/ Video, Inc. (“Dow Stereo/ Video”) in July 1999, the acquisition of United Audio Centers, Inc. (“United Audio Centers”) in April 2000, and the acquisition of Douglas TV in October 2000. In addition, on October 4, 1999, we formed a joint venture with Cyberian Outpost, Inc. (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999.

      Our business is subject to seasonal variations. Historically, we have realized a significant portion of our total revenue and net income for the year during the first and fourth fiscal quarters, with a majority of net income for such quarters realized in the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have a material adverse effect on our financial condition and results of operations. Our quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

Business Strategy

      Our goal is to become the leading national specialty retailer of high-quality audio and video products. The key elements of our business strategy are as follows:

      Extensive Selection of Mid to High-End Audio and Video Products.  We concentrate on mid to high-end audio and video consumer electronics products. This focus differentiates us from larger format superstores and mass merchandisers, which offer a broad array of consumer electronics and non-electronics products with a higher emphasis on products priced at introductory price levels. Our emphasis on higher-end products positions us attractively to manufacturers seeking to sell more advanced or limited distribution products as part of their distribution strategy. As a result of our higher-end product focus, a historical early adopter customer base and our extensively trained sales force, we are often among the earliest retailers to offer new product innovations on behalf of manufacturers. In addition, we believe that our focused product offering allows for higher gross margin opportunities, appeals to a more service-conscious consumer and results in enhanced brand awareness of our regional names to our targeted customer group.

      Exceptional Customer Service.  We believe that the quality and knowledge of our sales associates is critical to our success and represents a significant competitive advantage. Our relationship-selling model encourages sales associates to promote a comfortable, trusting, low-pressure environment. We provide new sales associates with five weeks of intensive classroom training, and all sales associates receive five to fifteen days of ongoing training per year, both at the store and at Tweeter’s regional training centers. Our sales force receives technical product and sales training prior to our introduction of significant new products. We believe that the success of our operating model has enabled us to engender long-term customer loyalty.

      Dynamic, Inviting Stores.  Our stores display products in a dynamic and inviting setting intended to encourage the customer to view and hear products in sound rooms architecturally and acoustically designed to simulate the customer’s home or car environment. The store prototype is brightly painted, with many in pastel colors, with some stores exhibiting hand-painted murals and other decorative artwork. Innovative and interactive product displays enable customers to audition and compare a sample of products. Each store contains a television wall displaying an extensive selection of televisions and related products, and many stores contain a movie theater room, complete with theater-style seats, which showcases our home theater products.

      Everyday Competitive Pricing.  We utilize an “everyday competitive pricing” strategy with fixed prices clearly marked on our products. Store managers regularly visit local competitors to ensure that our pricing remains competitive within the store’s local market. In addition, our patented Automatic Price Protection program backs all product sales. Under this program, if a customer purchases a consumer electronics product from one of our stores and a competitor within 25 miles of the store advertises a lower price within 30 days, we automatically send a check to the customer for the difference without requiring the customer to request payment. The Automatic Price Protection program is designed to remove pricing concerns from the purchase decision and, as a result, allows customers and the sales staff to focus on product functionality, performance and quality.

Growth Strategy

      Our growth strategy is to:

•	capitalize on new technologies to drive comparable store sales;

•	open new stores in current regional markets and relocate certain stores to more favorable sites;

•	selectively pursue acquisitions in new regional markets and achieve operating improvements by converting each acquired company to our core operating model and leveraging distribution, marketing and corporate infrastructure;

•	grow the Internet as a channel of distribution to our current and potential customers; and

•	develop our internal home installation business.

      New Stores.  We intend to open new stores and relocate a limited number of stores within existing markets in order to increase penetration and leverage regional advertising, distribution, and operating efficiencies. During fiscal 2000, we opened one Tweeter store, three Bryn Mawr stores, five HiFi Buys stores and one Home Entertainment store. We also relocated one Bryn Mawr store in fiscal 2000. We intend to open twenty-one stores, and to relocate nine stores, in fiscal 2001. We believe that our acquisitions of Bryn Mawr in May 1996, HiFi Buys in June 1997, Home Entertainment in February 1999, DOW Stereo/ Video in June 1999, United Audio Centers in April 2000 and Douglas TV in October 2000, provide us with platforms from which to open new stores within and around their markets.

      Strategic Acquisitions.  We believe that we have obtained, and can continue to obtain, significant benefits from the consummation of strategic acquisitions of existing specialty retailers with a similar product mix and strong consumer reputation in geographic markets in which we do not currently operate. We believe that we can leverage the performance of an acquisition candidate by:

•	applying our sales management and sales incentive strategies;

•	adjusting the product mix to be compatible with our emphasis on higher margin audio and video products;

•	applying our advertising and marketing strategies and programs, including our Automatic Price Protection and everyday competitive pricing programs;

•	implementing our relationship selling and customer service philosophies; and

•	utilizing our purchasing and distribution capabilities and administrative infrastructure.

      We believe that acquisition opportunities are created by the fragmented nature of the consumer electronics industry, the limited exit strategies available to owners of local and regional specialty retailers, the competitive pressures imposed by larger format retailers, and the insufficiency of capital necessary to support inventory, advertising or expansion. We believe that we are a well positioned consolidator because we:

•	are known within the industry as a leading specialty retailer;

•	utilize a store size and concept which can be readily adapted to the acquired stores;

•	have successfully consummated six strategic acquisitions;

•	have developed an operational, administrative and marketing infrastructure with the proven capability to successfully integrate acquisitions;

•	enjoy experienced and proven senior management, having an average of 14 years of tenure with us (or our acquired companies); and

•	seek to offer potential employment and managerial opportunities within the consolidated enterprise to employees of the targeted retailer.

Recent Acquisitions

      Acquisition of Home Entertainment.  In February 1999, we completed the acquisition of Home Entertainment, a seven store chain located in the Dallas and Houston markets. Home Entertainment was a focused retailer of high quality audio and video products with a 42-year operating history. We intend to open, over time, new Tweeter stores in Dallas and Houston, as well as other markets in Texas. We implemented the key aspects of our business strategy in the Home Entertainment stores including our Automatic Price Protection program.

      Acquisition of DOW Stereo/ Video.  In July 1999, we completed the DOW Stereo/ Video acquisition. DOW Stereo/ Video was a specialty consumer electronics chain with nine stores serving the San Diego, California market. DOW Stereo/ Video had created a strong reputation among consumers as a place to view and purchase newly introduced electronics products with a specialized focus on audio and video products. The DOW Stereo/ Video stores, at an average size of 12,000 square feet, are comparable in size to the typical

Tweeter store. Our integration strategy for DOW Stereo/ Video has been to convert the DOW Stereo/ Video product mix to one compatible with ours, increase gross margins and reduce operating expenses. Specifically, following the DOW Stereo/ Video acquisition, we:

•	adjusted the merchandise mix to expand the number of mid and high-end products offered in the stores, and to eliminate entry-level product from the merchandise mix;

•	altered store employee compensation to reduce the emphasis on promotional sales and focus incentives on gross margin and store contribution;

•	increased marketing expenditures and shifted marketing emphasis from promotional advertising toward our traditional relationship selling and everyday competitive price message;

•	converted the advertising program to emphasize electronic advertising and direct mail marketing as opposed to print media; and

•	implemented our Automatic Price Protection program and everyday competitive pricing.

      Acquisition of United Audio Centers.  In April 2000, we completed the acquisition of United Audio Centers, a seven store chain located in the greater Chicago market. United Audio Centers was a focused retailer of high quality audio and video products with a 22-year operating history. We believe that there is a significant opportunity to increase operating margins at the United Audio Centers store level. We intend to open, over time, new stores in the greater Chicago market, as well as use this market as a springboard to surrounding, contiguous markets such as Milwaukee, Indianapolis and Detroit. We implemented the key aspects of our business strategy in the United Audio Centers stores including our Automatic Price Protection program.

      Launch of Tweeter@Outpost.  On October 4, 1999 we formed a joint venture with Cyberian Outpost, Inc. (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999. This 50/50 joint venture was capitalized with $2.5 million from each party, primarily to fund inventory procurement. We chose this method of entry into cyber-retailing to (i) minimize execution risk by partnering with an experienced internet retailer, (ii) minimize investment in Web infrastructure by leveraging the existing facilities of Outpost.com, and (iii) utilize a proven fulfillment back end instead of building internal infrastructure to support customer fulfillment. The parties also expect to utilize and leverage their respective marketing efforts to promote the website, by tagging the existing advertising with information about the Web presence. The parties to the joint venture have not and do not anticipate to engage in marketing directly.

Recent Business Developments

      Acquisition of Douglas TV.  In October 2000, we completed the acquisition of Douglas TV, a four store specialty consumer electronics retailer with annual sales of approximately $30 million, which has been in business in the Chicago market for over 30 years. Douglas TV’s primary business was in video and, with the addition of our audio lines, we believe that there is a significant opportunity to increase both gross and operating margins at the Douglas TV store level. We intend to implement the key aspects of our business strategy in the Douglas TV stores including the implementation of our Automatic Price Protection program.

Store Format and Operations

      As of September 30, 2000, we operated 90 stores, consisting of 27 Tweeter stores in New England, 23 Bryn Mawr stores in the Mid-Atlantic region, 16 HiFi Buys stores in the Southeast, 8 Tweeter stores in Texas (formerly Home Entertainment), 9 Tweeter stores in San Diego, California (formerly DOW Stereo/ Video), and 7 United Audio stores in greater Chicago. While our stores vary in size, the current prototype is 10,000 square feet, with approximately 70% of our square footage devoted to selling space. Many stores utilize mezzanine level storage space to reduce overall occupancy expense.

      Our store concept combines the comfort of the home environment with practical displays enabling consumers to sample and compare the features and functions of products in various combinations. The store prototype is brightly painted, often in pastel colors, with many stores exhibiting hand painted murals and other decorative artwork. Unlike many of our competitors’ stores, which contain large, open spaces in which many different audio and video products are tested and sampled, our stores feature individual sound rooms. The sound rooms architecturally and acoustically resemble a home environment to enable the customer to see and hear how products will perform at home. These sound rooms allow the customer to listen to and compare various combinations of receivers, CD players, tape decks and speakers. In addition, each store contains a traditional television wall displaying an extensive selection of televisions and related products, and many stores contain a movie theater room, complete with theater-style seats, which showcases our home theater products. Other displays, such as the “big red button,” allow the customer to change, by pushing a button, mono television sound into a five speaker or surround sound experience. Each store also features a camcorder gallery that allows customers to sample different camcorders, and to shoot videos of their children within the adjacent children’s play area. Some stores display a car on the selling floor which features a state-of-the-art car stereo system and serves to exhibit our installation capabilities. Most stores provide car stereo installation through on-premises installation bays.

      Stores are typically staffed with a store manager, an assistant manager, 12 sales associates and two mobile electronics installers. We provide new sales associates with five weeks of intensive classroom training, and all sales associates receive five to 15 days of ongoing training per year, both at the store and at the regional training centers. The sales force receives technical product and sales training prior to the introduction of significant new products. All stores are open seven days a week.

      Store managers are compensated through base pay and monthly bonuses based on store operating income. Typically, store managers earn 25% to 45% of their annual compensation through such bonuses. Sales associates are compensated through a commission program that is based on the retail prices and gross margin of products sold.

Merchandise

      Our stores feature home and car audio systems and components, video products such as large screen televisions, including digital projection and digital tube televisions, digital satellite systems, video cassette recorders, camcorders, DVD players and other consumer electronics products such as cellular phones and portable audio equipment. We offer home and car stereo installation services and provide warranty and non-warranty repair services through all of our stores. We also offer insurance replacement services to insurance companies, providing replacement products to the policyholders of those insurance companies. Additionally, we have a corporate sales division, which markets and sells to businesses, institutions and other organizations. Our emphasis on mid to high-end products enables us to offer limited distribution products and to be among the earliest retailers to offer new product innovations on behalf of manufacturers.

      We stock products from over 50 vendors, including Aiwa, Alpine, Bose, Boston Acoustics, Denon, Eclipse, Kenwood, Klipsch, Mirage, Mission, Mitsubishi, Monster Cable, Panasonic, Pioneer, Sony and Yamaha. We seek to manage our product mix to maximize gross margin performance. Historically, video products have yielded lower gross margin than audio products. Total sales of video products have increased at rates faster than the increases in audio product sales during the last several years as a result of the increased customer interest in big screen televisions. Accordingly, we have adopted a “Sell Audio with Video” strategy in order to enhance overall gross margin through increased sales of higher margin audio products.

      The table below sets forth the approximate percentages of revenues for each of our primary product categories for our fiscal years ended September 30, 1998, September 30, 1999 and September 30, 2000, respectively. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in our product mix, and the timing of marketing events. The percentages are also affected by our acquisitions of stores offering different mixes of products. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Retail Revenues

	Fiscal Years Ended

	September 30,

Product Category	1998	1999	2000

Audio Equipment(1)	33%	32%	31%

Video Equipment(2)	43%	42%	45%

Mobile Equipment and Other(3)	24%	26%	24%

(1)	Includes speakers, cassette decks, receivers, turntables, compact disc players, mini disc players, amplifiers, preamplifiers, and portable audio equipment.

(2)	Includes video cassette players, camcorders, televisions, projection televisions, DVD players, and satellite dishes.

(3)	Includes car decks, amplifiers and speakers, car security products, navigation equipment, cellular phones, audio and video accessories, installation and service labor, and extended performance guaranties.

Purchasing and Inventory

      Our purchasing and inventory control functions are based at our executive offices in Canton, Massachusetts. The purchasing decisions are made by our buying team, which has primary responsibility for product selection, stocking levels and pricing. Purchasing decisions are facilitated by our information systems, which analyze stocking levels and product sell-through. The purchasing group continuously reviews new and existing products with a view towards maintaining a wide range of high quality, brand-name consumer electronics products within the product mix. In order to remain current with new and developing products, we regularly host presentations by our major suppliers.

      In addition to making direct purchases, we are a member of the Progressive Retailers Organization (the “PRO”), a volume-buying group of 16 specialty electronics retailers across the country. This affiliation often provides us with the opportunities to obtain additional vendor rebates, product discounts and promotional products. We are not obligated to make purchases through the PRO. Our President and Chief Executive Officer serves on the Board of Directors of the PRO.

      We source products from more than 50 vendors, the largest of whom, Sony, accounted for 29.5% of fiscal 2000 purchases. We do not maintain long-term commitments or exclusive contracts with any particular vendor, but instead consider numerous factors, including price, credit terms, distribution, quality and compatibility within existing product mix in making our purchasing decisions. We utilize an automatic replenishment system for store inventory, maintaining stock levels and minimizing total dollars invested in inventory. We believe that our relationship with our large vendors is excellent and that our focused merchandising and high degree of customer service makes us an important distribution channel, particularly for the introduction of new products.

      We distribute products to stores through seven regional distribution centers and six service centers. In September 1998, we relocated to a new 80,000 square foot facility in Canton, Massachusetts which serves as our headquarters and distribution and service center for the New England Tweeter stores. The King of Prussia, Pennsylvania distribution center is 50,000 square feet and services the Bryn Mawr stores. The Atlanta, Georgia facility is 80,000 square feet and services the HiFi Buys stores. The Houston distribution center is 32,000 square feet and services the Houston area Tweeter stores. The Dallas distribution center is 3,900 square feet and services the Dallas area Tweeter stores. The San Diego facility is 46,700 square feet and services the California Tweeter stores. The Chicago facility is 122,000 square feet and services the United Audio Centers and Douglas TV stores. We believe that these facilities are sufficient to handle our planned expansion in these markets through at least the year 2002.

Advertising and Marketing

      Tweeter targets consumers seeking informed advice concerning product selection and system integration of audio and video consumer electronics products. Our marketing strategy differs from our primary competitors in that we rely substantially on electronic media, primarily radio, and an extensive direct marketing effort. We believe advertising on specific radio stations and at specific times allows us the flexibility to tailor our marketing message. Our radio advertising campaigns seek to generate name recognition and to reinforce identification of Tweeter as a source of high quality products at competitive prices, staffed with a knowledgeable, attentive sales force. We complement our radio strategy from time to time with television and with print advertisements. The specific allocation of advertising dollars among the various types of advertising media is reviewed from time to time by management and, if necessary, adjusted to reflect our assessment of advertising results and market conditions.

      We also rely on a sophisticated direct marketing campaign to our customers. We have developed a comprehensive database-marketing program to match past customer purchasing history to the next logical purchase option for that customer. For example, we have distributed direct mail regarding surround sound and DVD products to customers who recently purchased large screen televisions. We also distribute an award-winning one hundred sixteen page Buyer’s Guide twice a year and a smaller forty page catalog three times per year. Management believes that our relatively inexpensive direct mail activities leverage and complement our general media advertising campaigns.

      We believe that our commitment to providing competitive pricing on our products is a critical component of our marketing and advertising strategy. In 1993, we abandoned our promotional and marketing approach and adopted an everyday competitive pricing strategy, with fixed prices clearly marked on our products. Store managers regularly visit the local competition to ensure the store’s pricing remains competitive. At the same time, our competitive prices are backed by our Automatic Price Protection program. Under the Automatic Price Protection program, if a customer purchases a consumer electronics product from one of our stores and a competitor within 25 miles of that store advertises a lower price within 30 days of the customer’s purchase, we automatically send a check to the customer for the difference. Unlike other price guarantee programs in place within the industry, the refund process does not require the customer to call or return to the store of purchase and request a price match refund. The Automatic Price Protection program is intended to be hassle-free, customer friendly and viewed as a reflection of our commitment to customer service. Most recently, in fiscal 1997, we implemented a “Wise Buys” program. Under this program, Tweeter’s buyers identify special, reduced-priced items, often closeouts or last year’s top-of-the-line models, which are purchased from the manufacturer and offered to the consumer at a substantial discount from the original retail price. We believe that the pricing of the Wise Buys items represents substantial value to the consumer with little or no negative impact to gross margin. Our advertisements frequently describe or refer to the Automatic Price Protection and Wise Buys programs.

Site Selection

      Our stores average approximately 10,000 square feet and are typically located in freestanding buildings or strip shopping centers within high traffic shopping areas. New store sites are selected on the basis of several factors, including physical location, demographic characteristics of the local market, proximity to superstore competitors, access to highways or other major roadways, and available lease terms. We look for co-tenants, such as bookstores, that are likely to draw customers whom we would otherwise target within the site’s relevant market and believe that the proximity of superstore competitors is, on balance, a positive factor due to increased customer traffic. We lease most of our stores.

      The following table presents the number and locations of stores we operated at the end of each of the last three fiscal years.

	12 Months Ended
	September 30

State	1998	1999	2000

Alabama		1	2

California		9	9

Connecticut	6	6	7

Delaware	2	2	2

Georgia	10	10	14

Illinois			7

Maine		1	1

Maryland	3	3	4

Massachusetts	13	14	14

New Hampshire	4	4	4

New Jersey	3	3	3

Pennsylvania	10	12	14

Rhode Island	1	1	1

Texas		7	8

Total	52	73	90

Information Systems

      We utilize a sophisticated, fully integrated mainframe based management information system which updates after every transaction, and which is accessible on a real time basis to management, sales associates and product buyers. Extensive sales reporting and sales tracking are provided real time on screen to store managers and individual sales associates. The screen tracks category sales and benchmark key sales data. This system enables management and store managers to review sales volume, gross margin and product mix on a per store or per sales associate basis, allows for the viewing of open orders, inventory value and mix, and tracks sales by product category, by sales associate, and by store. We provide ongoing training and support in the use of this system and compensate and benchmark the store managers based upon this information.

Employees

      As of September 30, 2000, we had 2,055 employees, consisting of 1,933 full-time and 122 part-time employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

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

      This annual report contains forward-looking statements regarding Tweeter’s performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. The following is a discussion of some of the factors and risks that could contribute to those differences.

Risks Associated with Growth

      Tweeter’s success depends in large part on its ability to open, or acquire through strategic acquisitions, new stores in both existing and new geographic markets and to operate those stores profitably. We may not be able to achieve our planned expansion or to effectively integrate any new stores into our existing operations. The opening of additional stores in new geographic markets could present competitive and merchandising challenges different from those we currently or previously faced within our existing geographic markets. In addition, we may incur higher costs related to advertising, administration and distribution as we enter new markets.

      There are a number of factors that could affect our ability to open or acquire new stores consistent with our business plan. These factors also affect the ability of any newly opened or acquired stores to achieve sales and profitability levels comparable with our existing stores, or to become profitable at all. These factors include:

•	The identification and acquisition of suitable sites and the negotiation of acceptable leases for such sites;

•	The identification of existing audio and video consumer electronics retailers appropriate for strategic acquisition;

•	The successful consummation of such acquisitions;

•	The obtaining of governmental and other third-party consents, permits and licenses needed to operate such additional sites;

•	The hiring, training and retention of skilled personnel;

•	The availability of adequate management and financial resources;

•	The adaptation of our distribution and other operational and management systems to an expanded network of stores;

•	The ability and willingness of vendors to supply on a timely basis at competitive prices; and

•	Continued consumer demand for our products at levels that can support acceptable profit margins.

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

Dependence on Key Personnel

      Our success depends upon the active involvement of senior management personnel, particularly Samuel J. Bloomberg, Tweeter’s Chairman of the Board, and Jeffrey Stone, Tweeter’s President and Chief Executive Officer. The loss of the full-time services of Messrs. Stone or Bloomberg or other members of senior management could have a material adverse effect on Tweeter’s results of operations and financial condition. Except for employment contracts with Messrs. Stone and Bloomberg, and with Joseph McGuire, the Chief Financial Officer and Chief Information Officer of Tweeter, Tweeter does not have employment agreements with any members of its senior management team.

Risks Associated with Competition

      The retail consumer electronics industry is highly competitive. Tweeter currently competes against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Circuit City and Best Buy, which sell, among other products, audio and video consumer electronics products similar and often identical to those Tweeter sells. Tweeter also competes in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronic products that Tweeter sells. Certain of these competitors have substantially greater financial resources than Tweeter that may increase their ability to purchase inventory at lower costs or to initiate and sustain predatory price competition. In addition, the large format stores are continuing to expand their geographic markets, and such expansion may increase price competition within those markets. A number of different competitive factors could have a material adverse effect on Tweeter’s results of operations and financial condition, including:

•	Increased operational efficiencies of competitors;

•	Competitive pricing strategies;

•	Expansion by existing competitors;

•	Entry by new competitors into markets in which Tweeter is currently operating; or

•	Adoption by existing competitors of innovative store formats or retail sales methods.

Seasonal and Quarterly Fluctuations in Sales

      Seasonal shopping patterns affect our business, like that of many retailers. The fourth calendar quarter, which is Tweeter’s first fiscal quarter and which includes the December holiday shopping period, has historically contributed, and is expected to continue to represent, a substantial portion of Tweeter’s operating income for its entire fiscal year. As a result, any factors negatively affecting Tweeter during such calendar quarter of any year, including adverse weather or unfavorable economic conditions, would have a material adverse effect on Tweeter’s results of operations for the entire year. More generally, Tweeter’s quarterly results of operations may fluctuate based upon such factors as:

•	The timing of new store openings and new store acquisitions;

•	The amount of store pre-opening expenses;

•	The amount of net sales contributed by new and existing stores;

•	The mix of consumer electronic products sold in its stores;

•	Profitability of sales of particular products; and

•	Other competitive factors.

Fluctuations in Comparable Store Sales

      A number of factors have historically affected, and will continue to affect, Tweeter’s comparable store sales results, including, among other factors:

•	Competition;

•	General regional and national economic conditions;

•	Consumer trends;

•	Changes in Tweeter’s product mix;

•	Timing of promotional events;

•	New product introductions; and

•	Tweeter’s ability to execute its business strategy effectively.

      Tweeter does not expect comparable store sales to increase at historical rates, and comparable store sales may decrease in the future. Changes in Tweeter’s comparable store sales results could cause the price of the common stock to fluctuate substantially.

Potential Need for Additional Financing

      Financing for the opening and acquisition of new stores may be in the form of debt or equity or both and may not be available on terms acceptable to Tweeter, if at all. We estimate that the average cash investment, including pre-opening expenses for tenant fit-out, demonstration and inventory (net of payables), required to open a store to be approximately $1,115,000. The actual cost of opening a store may be significantly greater than such current estimates, however, and we may need to seek additional debt and/or equity financing in order to fund our continued expansion through 2001 and beyond. In addition, our ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments. Additional issuances of equity by Tweeter may result in dilution to existing stockholders.

Changes in Consumer Demand and Preferences

      Tweeter’s success depends on its ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer electronics products and changes in such demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those Tweeter markets, are affected by, among other things, prevailing economic conditions. In addition, the periodic introduction and availability of new products and technologies at price levels which generate wide consumer interest stimulate the demand for audio and video consumer electronics products. Also, many products which incorporate the newest technologies, such as DVD and high-definition television, are subject to significant technological and pricing limitations and to the actions and cooperation of third parties such as television broadcasters or movie distributors. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products Tweeter sells would have a materially adverse effect on its results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory. Any sustained failure by Tweeter to identify and respond to changes in consumer demand and preferences would have a material adverse effect on Tweeter’s results of operations and financial condition.

Dependence on Suppliers

      The success of Tweeter’s business and growth strategy depends to a significant degree upon its suppliers, particularly its brand-name suppliers of stereo and video equipment such as Sony, Mitsubishi, Yamaha, Boston Acoustics and Panasonic. Tweeter does not have any supply agreements or exclusive arrangements with any vendors. Tweeter typically orders its inventory through the issuance of individual purchase orders to vendors. In addition, Tweeter relies heavily on a relatively small number of suppliers. Tweeter’s two largest suppliers accounted for approximately 43% of its sales during fiscal 2000. The loss of any of these key vendors or the failure by Tweeter to establish and maintain relationships with these or other vendors could have a material adverse effect on Tweeter’s results of operations and financial condition and its expansion. It is possible, especially given Tweeter’s growth strategy, that Tweeter will be unable to acquire sufficient quantities or an appropriate mix of consumer electronic products at acceptable prices, if at all. Specifically, Tweeter’s ability to establish additional stores in existing markets and to penetrate new markets depends to a significant extent on the willingness and ability of vendors to supply those additional stores, and vendors may not be willing or able to do so. As we continue to open or acquire new stores, the inability or unwillingness of suppliers to supply some or all of their products to us at acceptable prices in one or more markets could have a material adverse effect on our results of operations and financial condition.

Uncertainty of Intellectual Property Rights

      Our “Tweeter, etc.” and “Bryn Mawr Stereo” service marks have been registered with the United States Patent and Trademark Office. Tweeter has not registered the “HiFi Buys” service mark and is aware that other consumer electronics retailers use the name “HiFi Buys” outside Tweeter’s current geographical markets. Tweeter has submitted applications for registration of certain other of its service marks, which applications are currently pending. Tweeter may be unable to successfully register such service marks. In addition, Tweeter’s service marks, whether registered or unregistered, and patents may not be effective to protect its intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future. Any such assertions, if proven to be true, could have a material adverse effect on Tweeter’s results of operations and financial condition.

Significant Ownership by Principal Stockholders

      Tweeter’s executive officers, directors and principal stockholders and their affiliates own approximately 8% of Tweeter’s outstanding common stock. As a result, those parties might be able to significantly influence Tweeter’s affairs if they were to act together.

Effect of Certain Charter and By-law Provisions; Anti-Takeover Provisions

      Tweeter’s corporate charter and by-laws, as well as certain provisions of the Delaware General Corporation Law, contain provisions which may deter, discourage or make more difficult a change in control of Tweeter, even if such a change in control would be in the interest of a significant number of Tweeter’s stockholders or if such change in control would provide such stockholders with a substantial premium for their shares over then current market prices. For example, the charter authorizes Tweeter’s Board of Directors to issue one or more classes of preferred stock, having such designations, rights and preferences as they determine, and such issuances may, among other things, have an adverse effect on the rights of holders of common stock.

      Tweeter’s stockholders have no right to take action by written consent and may not call special meetings of stockholders. Any amendment of the by-laws by the stockholders or certain provisions of the charter requires the affirmative vote of at least 75% of the shares of voting stock then outstanding. The charter also provides for the staggered election of directors to serve for one, two and three-year terms, and for successive three-year terms thereafter, subject to removal only for cause upon the vote of not less than 75% of the shares of common stock represented at a stockholders’ meeting.

      In addition, under the terms of Tweeter’s Stockholder Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock (an “Acquiring Person”), all other stockholders of Tweeter would have the right to purchase securities from Tweeter at a discount to such securities’ fair market value, thus causing substantial dilution to the holdings of the Acquiring Person. The Stockholder Rights Plan may inhibit a change in control and, therefore, could adversely affect the stockholders’ ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction.

Volatility of Stock Price

      The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a variety of internal and external factors. The stock market in general, and the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These broad market factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect Tweeter’s results of operations and financial condition.

Item 2.  Properties

      Our corporate offices and the New England distribution and service centers are located in an 80,000 square foot facility we own in Canton, Massachusetts. In addition, we lease over 334,600 square feet of regional operating facilities including distribution and service centers in King of Prussia, Pennsylvania, Atlanta, Georgia, Houston, Texas, Dallas, Texas, San Diego, California and Chicago, Illinois.

      Our stores, most of which are leased, include sales space, inventory storage, management offices and employee areas. The majority of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for twenty one of the stores have a percentage rent provision ranging from 1.5% to 4% of gross sales at each location in excess of certain specified sales amounts. The initial terms of the leases range from 5 to 20 years and generally allow us to renew for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2020.

Item 3.  Legal Proceedings

      From time to time, we are involved in litigation in the ordinary course of our business. In the opinion of management, no such litigation is likely to have a material adverse effect on our results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market, under the symbol “TWTR.” Public trading in our common stock commenced on July 16, 1998. Prior to that date, there was no public market for our common stock. The following table sets forth the high, low and last sale prices for the common stock for the quarters in which the Common Stock was publicly traded, adjusted for the stock split effective on December 2, 1999:

Quarter Ended	High	Low	Last

December 31, 1998	$15.500	$5.313	$14.375

March 31, 1999	$20.000	$13.375	$16.125

June 30, 1999	$20.750	$11.063	$19.625

September 30, 1999	$19.000	$13.297	$18.688

December 31, 1999	$39.750	$18.500	$35.500

March 31, 2000	$44.750	$22.250	$44.250

June 30, 2000	$44.250	$21.688	$30.375

September 30, 2000	$39.875	$27.250	$36.313

      The last sale price of the common stock on December 15, 2000, as reported by Nasdaq, was $14.875 per share. As of December 15, 2000, there were approximately 4,300 holders of record of our common stock.

      We do not anticipate paying any cash dividends for the foreseeable future. In addition, current lending arrangements prohibit the payment of cash dividends or will limit our ability to declare or pay such dividends.

Recent Sales of Unregistered Securities

      None

Item 6.  Selected Financial Data (amounts in thousands, except per share and number of stores data)

      Set forth below is selected financial and operating data for each of the five years ended September 30, 2000. The selected statement of operations and balance sheet data for each of the five years ended September 30, 2000 have been derived from our financial statements, which have been audited by our independent auditors. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	1996(4)	1997(5)	1998	1999(6)	2000(7)

Statement of Operations:

Total revenue	$80,607	$132,525	$232,273	$283,083	$404,729

Cost of sales	51,816	86,315	151,265	182,748	256,449

Gross profit	28,791	46,210	81,008	100,335	148,280

Selling expenses	21,993	35,568	56,907	69,225	101,672

Corporate, general and administrative expenses	4,716	8,102	11,128	14,822	19,342

Amortization of goodwill	129	487	917	1,056	1,522

Income from operations	1,953	2,053	12,056	15,232	25,744

Income from joint venture	—	—	—	—	518

Interest income (expense), net	(617)	(1,808)	(2,737)	(106)	1,147

Income before income taxes	1,336	245	9,319	15,126	27,409

Income tax expense (benefit)(1)	(453)	99	3,724	6,050	10,964

Income before extraordinary item	1,789	146	5,595	9,076	16,445

Extraordinary item (less applicable income taxes)	—	—	(340)	—	—

Net income	1,789	146	5,255	9,076	16,445

Accretion of preferred stock	1,036	2,156	2,514	—	—

Net income (loss) available to common stockholders	$753	$(2,010)	$2,741	$9,076	$16,445

Basic earnings (loss) per share:

Net income (loss) available to common stockholders before extraordinary item	$0.19	$(0.60)	$0.62	$0.63	$0.97

Extraordinary item	—	—	(0.07)	—	—

Net income (loss)	$0.19	$(0.60)	$0.55	$0.63	$0.97

Diluted earnings (loss) per share:

Net income (loss) available to common stockholders before extraordinary item	$0.19	$(0.60)	$0.55	$0.57	$0.89

Extraordinary item	—	—	(0.03)	—	—

Net income (loss)	$0.19	$(0.60)	$0.52	$0.57	$0.89

Weighted-average shares outstanding:

Basic	3,880	3,345	4,972	14,385	17,006

Diluted(2)	3,966	3,345	10,068	15,972	18,551

Operating Data:

Stores open at beginning of period	18	33	47	52	73

New stores	2	4	5	5	10

Remodeled/relocated stores	1	1	2	3	1

Closed stores	0	0	0	0	0

Stores acquired	13	10	0	16	7

Stores open at end of period	33	47	52	73	90

Comparable Store Sales Growth:(3)	5.6%	(7.2)%	12.5%	5.0%	13.5%

Balance Sheet Data:

Working capital	$1,897	$11,870	$18,263	$31,524	$83,540

Total assets	38,619	78,688	91,643	141,619	235,038

Long term debt, excluding current portion	10,700	30,888	5,250	5,717	14

Redeemable convertible preferred stock	11,597	20,591	—	—	—

Stockholder’s equity (deficit)	(3,984)	(5,669)	51,610	87,245	174,951

(footnotes on following page)

(1)	We operated as an S corporation through November 1995 and were not subject to federal and certain state corporate income taxes. In connection with the recapitalization that occurred on November 26, 1995, we revoked our S election, and became subject to taxation as a C corporation. If we had been taxed as a C corporation, we would have recorded income tax expense of $550,000 for the fiscal year ended September 30, 1996.

(2)	Shares outstanding include 5,095, 1,587 and 1,545 shares issuable upon exercise of stock options and warrants outstanding as of, September 30, 1998, 1999 and 2000, respectively, after applying the treasury stock method.

(3)	Stores are included in the comparable store base after they are in operation for 12 full months. Acquired stores are included after 12 months from acquisition if the store was open for 12 full months as of the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed, or re-opened after relocation.

(4)	The fiscal year 1996 data includes results of the Bryn Mawr Acquisition from May 13, 1996, which was accounted for using the purchase method.

(5)	The fiscal year 1997 data includes results of the HiFi Buys Acquisition from June 1, 1997, which was accounted for using the purchase method.

(6)	The fiscal year 1999 data includes the results of the Home Entertainment Acquisition from February 1, 1999, which was accounted for using the purchase method; and the DOW Stereo/ Video Acquisition from July 1, 1999, which was accounted for using the purchase method (see Note 11 to the consolidated financial statements).

(7)	The fiscal year 2000 data includes the results of the United Audio Acquisition from April 1, 2000, which was accounted for using the purchase method (see Note 11 to the consolidated financial statements).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

      This annual report contains forward-looking statements regarding Tweeter’s performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. Therefore, this report, and especially this section and the section entitled “Risk Factors” contains a discussion of some of the factors and risks that could contribute to those differences.

General

      Tweeter is a leading specialty retailer of mid to high-end audio and video consumer electronic products operating under the Tweeter, Bryn Mawr Stereo and Video, HiFi Buys, United Audio Centers and Douglas TV names. We opened our first Tweeter store in New England in 1972. Over 28 years, we have refined our retail concept to meet the needs of consumers seeking brand name products with advanced features, functionality and performance which we sell through our highly trained, relationship-driven sales force. We believe that our effective merchandising and superior customer service has enabled us to generate substantial customer loyalty.

      In 1995, we adopted an aggressive growth strategy to:

•	open new stores in current regional markets and relocate certain stores to more favorable sites; and

•	selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired companies to our core operating model and leveraging distribution, marketing and corporate infrastructure.

      To support this growth strategy, we obtained equity investments in fiscal 1996 of approximately $10.6 million, net of issuance costs, from a group of investors led by Weston Presidio and Advent International. In May 1996, we completed the acquisition of Bryn Mawr. In May 1997, we raised an additional $22 million, comprised of $6.8 million of equity and $14.7 million of subordinated debt from these investors and a new group of investors. We used the proceeds primarily to finance the HiFi Buys acquisition.

      In February 1999, we completed a follow-on underwritten public offering, raising approximately $24.3 million, which we used to pay off debt and fund the acquisitions of Home Entertainment and DOW Stereo/ Video. In February 1999, we acquired the retail operations of Home Entertainment. In July 1999, we completed the acquisition of DOW Stereo/ Video.

      In February 2000, we completed a follow-on underwritten public offering, raising approximately $60 million, which we used to pay off debt and fund working capital requirements. In April 2000, we acquired United Audio Centers, an acquisition that was accounted for as a purchase. By the end of fiscal 2000, we had grown to 90 stores.

      We seek to increase sales, profitability and asset productivity at acquired companies by converting them to our standard operating model with enhanced training for sales personnel, superior customer service, improved merchandising focused on higher-end audio and video equipment and more stringent operating controls. We also have aggressively expanded our corporate infrastructure over the past three years to support anticipated higher levels of growth, including expanding our management team with the addition of senior financial, information systems, and buying personnel. We have made enhancements to our management information systems with the addition of a new mainframe and operating platform, and to our distribution and administrative infrastructure to enable us to support all six regions on an integrated basis.

The following are a synopses of recent acquisitions:

Home Entertainment

      In February 1999, Tweeter acquired the retail operations of Home Entertainment, a seven store chain located in the Dallas and Houston markets for the purchase price of approximately $8.2 million in cash, excluding acquisition costs. Home Entertainment reported retail revenue of approximately $25 million for the year ended June 30, 1998. In July 2000, we changed the name to Tweeter from Home Entertainment. We intend to continue opening new Tweeter stores in Dallas and Houston, as well as other markets in Texas. We expect to continue the operation of the retail stores as well as the service and distribution facilities. We implemented our business strategy in the Texas stores, including our Automatic Price Protection program.

      As a result of these initiatives, comparable store sales increased 7.8% at Home Entertainment during the period from the acquisition, February 1, 1999, through September 30, 1999 versus the same period for the prior year.

      The following table sets forth total revenues in thousands and store contribution as a percentage of total revenues for our Texas Tweeter stores on a standalone basis:

	Pro Forma
	Year Ended	Year Ended
	9/30/99(1)	9/30/00

Total revenue	$25,577	$32,028

Store contribution	5.6%	11.3%

(1)	The pro forma results are presented as if the Home Entertainment acquisition had occurred on October 1, 1998 and reflect the results of Home Entertainment for a period under prior ownership. The pro forma results are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The pro forma results are not necessarily indications of what our results would have been for the period had we completed the Home Entertainment acquisition as of the date indicated.

DOW Stereo/ Video

      In July 1999, we acquired Dow Stereo/ Video, a nine-store specialty consumer electronics retailer in the San Diego market, for $8.2 million in cash and Tweeter stock. As with prior acquisitions, we implemented a variety of strategic initiatives to convert DOW Stereo/ Video to our core operating model. These initiatives are primarily focused on increasing sales and gross margin, and improving store efficiency, in order to improve store contribution. These initiatives included:

•	adjusting the merchandise mix to expand the number of mid and high end products offered in the stores;

•	increasing advertising expenditures and refocused advertising to emphasize radio, television and direct marketing rather than print;

•	implementing our everyday competitive pricing and Automatic Price Protection programs;

•	initiation of substantial sales associate training program to improve product knowledge and enhance relationship selling skills;

•	focusing the sales staff on higher margin products, particularly audio products; and

•	in July 2000, changing the name to Tweeter from Dow Stereo/ Video.

      The following table sets forth total revenues in thousands and store contribution as a percentage of total revenues for California Tweeter stores on a standalone basis:

	Pro Forma
	Year Ended	Year Ended
	9/30/99(1)	9/30/00

Total revenue	$39,753	$36,800

Store contribution	3.9%	6.2%

(1)	The pro forma results are presented as if the Dow Stereo/ Video acquisition had occurred on October 1, 1998 and reflect the results of Dow Stereo/ Video for a period under prior ownership. The pro forma results are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The pro forma results are not necessarily indications of what our results would have been for the period had we completed the Dow Stereo/ Video acquisition as of the date indicated.

United Audio Centers

      In April 2000, Tweeter acquired the operations of United Audio Centers, a seven store chain located in the Chicago market, for a purchase price of approximately $6.3 million, excluding acquisition costs, paid in Tweeter common stock. United Audio Centers reported retail revenue of approximately $49.2 million for the year ended January 30, 2000. We implemented the key aspects of our business strategy in the United Audio Centers stores, including our Automatic Price Protection program.

      The following table sets forth total revenues in thousands and store contribution as a percentage of total revenues for United Audio Centers on a standalone basis:

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	9/30/99(1)	9/30/00

Total revenue	$47,562	$50,444

Store contribution	4.3%	6.4%

(1)	The pro forma results are presented as if the United Audio Centers acquisition had occurred on October 1, 1998 and reflect the results of United Audio Centers for a period under prior ownership. The pro forma results are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The pro forma results are not necessarily indications of what our results would have been for the period had we completed the United Audio Centers acquisition as of the date indicated.

Results of Operations

      The following table is derived from Selected Financial Data and sets forth, for the periods indicated, the actual amounts, in thousands, of certain income and expense items and their percentages, relative to total revenue:

	Fiscal Years Ended September 30,

	1998		1999		2000

Statement of Operations:

Total revenue	$232,273	100.0%	$283,083	100.0%	$404,729	100.0%

Gross profit	81,007	34.9%	100,335	35.5%	148,280	36.6%

Selling expenses	56,907	24.5%	69,225	24.5%	101,672	25.1%

Store contribution	24,100	10.4%	31,110	11.0%	46,608	11.5%

Corporate, general and administrative expenses	11,128	4.8%	14,822	5.2%	19,342	4.7%

Amortization of goodwill	917	0.4%	1,056	0.4%	1,522	0.4%

Income from operations	12,055	5.2%	15,232	5.4%	25,744	6.4%

Income from joint venture	—	0.0%	—	0.0%	518	0.1%

Interest income (expense), net	(2,736)	(1.2)%	(106)	0.0%	1,147	0.3%

Income before income taxes	9,319	4.0%	15,126	5.4%	27,409	6.8%

Income tax expense	3,724	1.6%	6,050	2.2%	10,964	2.7%

Income before extraordinary item	5,595	2.4%	9,076	3.2%	16,445	4.1%

Extraordinary item (less applicable income taxes)	(340)	(0.1)%	—	0.0%	—	0.0%

Net income	5,255	2.3%	9,076	3.2%	16,445	4.1%

Accretion of preferred stock	2,514	1.1%	—	0.0%	—	0.0%

Net income available to common stockholders	$2,741	1.2%	$9,076	3.2%	$16,445	4.1%

Fiscal 2000 as Compared to Fiscal 1999

      Total Revenue.  Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $121.6 million, or 43%, to $404.7 million in the year ended September 30, 2000 from $283.1 million for the year ended September 30, 1999. The increase was primarily comprised of revenues of $51.4 million derived from acquired stores from the date of acquisition, $24.8 million from new stores, and $34.5 million from comparable store sales growth. Comparable store sales increased by 13.5%. This excludes a 34.2% increase in comparable store sales at Home Entertainment from October 1, 1999 through January 31, 2000, an 8.8% decrease in comparable store sales at DOW Stereo/ Video from October 1, 1999 through June 30, 2000 and a .9% decrease in comparable store sales at United Audio Centers from April 1, 2000.

      Cost of Sales and Gross Profit.  Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $73.7 million, or 40.3%, to $256.4 million in the year ended September 30, 2000 from $182.7 million in the year ended September 30, 1999. Gross profit increased $47.9 million, or 47.8%, to $148.3 million in the year ended September 30, 2000 from $100.3 million for the year ended September 30, 1999. The gross margin for the years ended September 30, 2000 and 1999 was 36.6% and 35.4%, respectively. The increase in gross margin is due to higher sales of new, digital based products, which tend to have higher margins than their analog counterparts.

      Selling Expenses.  Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising, pre-opening expenses and bank fees and excludes corporate overhead. Selling expenses increased $32.4 million, or 46.9%, to $101.7 million in the year ended September 30, 2000 from $69.2 million for the year ended September 30, 1999. The increase, on an absolute basis, was principally associated with advertising, commissions related to increased sales, fees related to private label credit card promotions, and rent and related staff positions for the additional stores acquired as part of the Home Entertainment, DOW Stereo/ Video and United Audio acquisitions. As a percentage of total revenue, selling expenses increased to 25.1% for the year ended September 30, 2000 from 24.5% in the prior year period.

      Corporate, General and Administrative Expenses.  Corporate, general and administrative expenses include the costs of finance, purchasing, information systems, human resources, training, executive officers and related support functions. Corporate, general and administrative expenses for the year ended September 30, 2000 increased 30.5% to $19.3 million from $14.8 million for the year ended September 30, 1999. As a percentage of total revenue, corporate, general and administrative expenses decreased to 4.8% for the year ended September 30, 2000 from 5.2% for the prior year period as we realized leverage on our larger sales base. We plan to continue to add corporate infrastructure to support recent and planned acquisitions, as well as support new store growth. As a result, we believe that corporate, general and administrative expenses as a percent of total revenue could be higher in fiscal 2001.

      Amortization of Goodwill.  Amortization of goodwill increased to $1.5 million for the year ended September 30, 2000 from $1.1 million for the year ended September 30, 1999. This increase is attributable to goodwill recorded for a full year in connection with the Home Entertainment and Dow Stereo/ Video acquisitions as well as the recent acquisition of United Audio Centers.

      Net Interest Income (Expense).  Net interest income increased to $1,147,000 for the year ended September 30, 2000 from a net interest expense of $106,000 for the year ended September 30, 1999. This increase is due primarily to the elimination of outstanding debt with proceeds from our follow-on offering on February 7, 2000, and investment income realized on our outstanding cash balances.

      Income Taxes.  The effective tax rate for the years ended September 30, 2000 and September 30, 1999 was 40.0%. Management expects that the effective tax rate will remain substantially unchanged in the near future.

Fiscal 1999 as Compared to Fiscal 1998

      Total Revenue.  Total revenue increased $51.0 million, or 22%, to $283.1 million in the year ended September 30, 1999 from $232.3 million for the year ended September 30, 1998. The increase was primarily comprised of revenues of $16.3 million derived from Home Entertainment from the date of acquisition, $8.0 million from DOW Stereo/ Video revenues from the date of acquisition, $14.4 million from new stores, and $9.7 million from comparable store sales growth. Comparable store sales increased by 5.0%. This excludes a 7.6% increase in comparable store sales at Home Entertainment from February 1, 1999, and a 17.9% decrease in comparable store sales at DOW Stereo/ Video from July 1, 1999. We planned for comparable store sales decreases for 9 to 12 months at DOW Stereo/ Video as we abandoned entry-level product and refined the merchandise mix to reflect the core Tweeter mix. The increase at Home Entertainment resulted from the conversion to our operating model, and the introduction of product lines not previously carried by the chain.

      Cost of Sales and Gross Profit.  Cost of sales increased $31.5 million, or 20.8%, to $182.7 million in the year ended September 30, 1999 from $151.3 million in the year ended September 30, 1998. Gross profit increased $19.3 million, or 23.9%, to $100.3 million in the year ended September 30, 1999 from $81.0 million for the year ended September 30, 1998. The gross margin for the years ended September 30, 1999 and 1998 was 35.4% and 34.9%, respectively. The increase in gross margin was due to higher sales of new, digital based products.

      Selling Expenses.  Selling expenses increased $12.3 million, or 21.6%, to $69.2 million in the year ended September 30, 1999 from $56.9 million for the year ended September 30, 1998. The increase, on an absolute basis, was principally associated with advertising, commissions related to increased sales, fees related to private label credit card promotions, and rent and related staff positions for the additional stores acquired as part of both the Home Entertainment and DOW Stereo/ Video acquisitions. For both the years ended September 30, 1999 and 1998, selling expenses as a percentage of total revenue were 24.5%.

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

      Amortization of Goodwill.  Amortization of goodwill increased to $1,056,000, for the year ended September 30, 1999 from $917,000 for the year ended September 30, 1998. This increase is attributable to goodwill recorded in connection with the recent acquisitions of Home Entertainment and Dow Stereo/ Video.

      Net Interest Income (Expense).  Net interest expense decreased to $106,000 for the year ended September 30, 1999 from $2.7 million for the year ended September 30, 1998. This decrease is due primarily to the elimination of outstanding debt with proceeds from the Company’s follow-on offering on February 2, 1999.

      Income Taxes.  The effective tax rate for the years ended September 30, 1999 and September 30, 1998 was 40.0%. Management expects that the effective tax rate will remain substantially unchanged in the near future.

Liquidity and Capital Resources

      Our cash needs are primarily for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and for remodeling or relocating older stores. Additionally, we pursue an active acquisition strategy, and capital needs are created as acquisition opportunities are pursued.

      Historically, our primary sources of financing have been net cash from operations, borrowings under our Credit Facility, and proceeds from the sale of equity or subordinated notes. At September 30, 2000 and September 30, 1999, our working capital was $83.5 million and $31.5 million, respectively. The increase was mainly due to the February 2000 offering. Cash provided by operations was $1.7 million for the year ended September 30, 2000. This was a result of $16.4 million in net income, depreciation and amortization of $7.4 million, an increase in accounts payable and accrued expenses of $1.8 million and an increase in customer deposits of $1.0 million. This was offset by increases in inventory of $17.9 million and accounts receivable of $4.9 million and an increase in prepaid expenses and other assets of $1.9 million, as well as minor changes in other operating accounts.

      Net cash used in investing activities during fiscal 2000 was approximately $26.2 million. Approximately $2.5 million was used to fund acquisitions, and $7.5 million was used to open ten new stores and relocate one store. In addition, $4.9 million was used for new stores to be opened or relocated after fiscal 2000. The balance of $8.6 million was used for other miscellaneous capital expenditures for equipment, fixtures and leasehold improvements. During fiscal 1999, net cash used in investing activities was approximately $32.1 million and was used to fund acquisitions, open five new stores, relocate three stores and other capital expenditures for equipment, fixtures and leasehold improvements. There are no other material commitments for capital expenditures other than new store openings and remodeling or relocating existing stores in the next 12 months.

      At September 30, 2000, we had no outstanding balance under our credit facility. The credit facility currently has a maximum availability of $50.0 million and a maturity date of July 31, 2001, and is secured by our inventory and certain other of our assets. We are currently negotiating a new credit facility and expect this new facility to be in place before the expiration of the current facility, under substantially the same terms.

      On February 11, 2000, we completed an offering of 2,550,000 shares of common stock. We sold 2,000,000 shares and 550,000 shares were sold by our existing shareholders. We received net proceeds of approximately $60 million and used these net proceeds to repay existing indebtedness under our revolving credit facility of $12.0 million, and for working capital and general corporate purposes.

      We believe that cash expected to be generated from operations, and available borrowings under our credit facility, will be sufficient to finance our working capital and capital expenditure requirements, exclusive of acquisitions, for at least the next 12 months.

Impact of Inflation

      Management does not believe that inflation has had a material adverse effect on our results of operations. However, we cannot predict accurately the effect of inflation on future operating results.

Seasonality

      Our business is subject to seasonal variations. Historically, we have realized a significant portion of our total revenue and net income for the year during the first and fourth fiscal quarters, with a majority of net income for such quarters realized in the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have a material adverse effect on financial condition and results of operations. Our quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates or changes in cooperative advertising policies from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

Recent Accounting Pronouncements

      During 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133.” SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that we implement this statement in fiscal year 2001. We determined that SFAS No. 133 will have no effect on the Company’s consolidated financial statements.

      On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. This SAB is required to be implemented by the Company in fiscal year 2001. Had SAB No. 101 been implemented for all periods presented, total revenue and cost of sales would have decreased by approximately $4.4 million for the fiscal year ended September 30, 2000, $2.9 million for the fiscal year ended September 30, 1999, and $2.6 million for the fiscal year ended September 30, 1998. The adoption of SAB No. 101 is not expected to have any impact on results of operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

      At September 30, 2000, we have approximately $1.7 million in marketable equity securities classified as “available-for-sale.” Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by $170,000.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Tweeter Home Entertainment Group, Inc.

      We have audited the accompanying consolidated balance sheets of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Exhibit Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 16, 2000

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,

	1999	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$999,495	$34,292,555

Accounts receivable, net of allowance for doubtful accounts of $650,000 and $800,000, respectively	9,556,846	14,662,914

Inventory	62,135,516	85,967,261

Deferred tax assets	1,899,604	2,424,294

Prepaid expenses and other current assets	678,804	1,578,893

Total current assets	75,270,265	138,925,917

Property and equipment, net	34,243,241	51,937,902

Investment in joint venture	—	3,214,451

Long-term investments	1,846,366	1,653,109

Other assets, net	191,616	1,262,874

Goodwill, net	30,067,691	38,043,290

TOTAL	$141,619,179	$235,037,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$35,551	$63,074

Amount due to bank	6,023,056	8,865,870

Accounts payable	18,377,139	21,499,910

Accrued expenses	16,197,306	19,509,166

Customer deposits	2,440,090	5,153,801

Deferred warranty	673,139	294,477

Total current liabilities	43,746,281	55,386,298

LONG-TERM DEBT:

Note payable to bank	5,716,805	13,638

OTHER LONG-TERM LIABILITIES:

Rent related accruals	3,197,657	3,489,645

Deferred warranty	338,238	72,504

Deferred tax liabilities	1,095,527	1,124,656

Other long-term liabilities	279,500	—

Total other long-term liabilities	4,910,922	4,686,805

TOTAL	54,374,008	60,086,741

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY :

Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 60,000,000 shares authorized; 17,129,622 shares issued in September 30, 1999 and 20,251,734 in September 30, 2000	171,296	202,517

Additional paid in capital	73,202,238	144,538,059

Accumulated other comprehensive income	301,520	176,208

Retained earnings	15,482,982	31,928,911

Total	89,158,036	176,845,695

Less treasury stock: 1,905,586 shares in September 30, 1999 and 1,879,911 shares in September 30, 2000, at cost	(1,912,865)	(1,894,893)

Total stockholders’ equity	87,245,171	174,950,802

TOTAL	$141,619,179	$235,037,543

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended September 30,

	1998	1999	2000

Total revenue	$232,272,722	$283,083,533	$404,729,388

Cost of sales	(151,265,382)	(182,747,729)	(256,448,608)

Gross profit	81,007,340	100,335,804	148,280,780

Selling expenses	56,906,541	69,225,160	101,672,490

Corporate, general and administrative expenses	11,127,540	14,821,844	19,341,702

Amortization of goodwill	917,442	1,056,470	1,521,892

Income from operations	12,055,817	15,232,330	25,744,696

Income from joint venture	—	—	518,425

Interest income (expense), net	(2,736,961)	(106,438)	1,146,761

Income before income taxes	9,318,856	15,125,892	27,409,882

Income taxes	3,723,969	6,050,357	10,963,953

Income before extraordinary item	5,594,887	9,075,535	16,445,929

Extraordinary item — early extinguishment of debt less applicable income taxes of $244,557	339,687	—	—

NET INCOME	5,255,200	9,075,535	16,445,929

Accretion of preferred stock	2,514,043	—	—

Net income available to common stockholders	$2,741,157	$9,075,535	$16,445,929

Basic earnings per share:

Income available to common stockholders before extraordinary item	$0.62	$0.63	$0.97

Extraordinary item	(0.07)	—	—

Net income	$0.55	$0.63	$0.97

Diluted earnings per share:

Income before extraordinary item	$0.55	$0.57	$0.89

Extraordinary item	(0.03)	—	—

Net income	$0.52	$0.57	$0.89

Weighted-average shares outstanding:

Basic	4,972,542	14,385,032	17,006,079

Diluted	10,067,606	15,972,502	18,550,782

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Note
	Common Stock		Additional	Retained	Other	Receivable	Treasury Stock
			Paid-in	Earnings	Comprehensive	from
	Shares	Amount	Capital	(Deficit)	Income	Officer	Shares	Amount

Balance, October 1, 1997	5,510,404	$55,104	$(2,759,852)	$(1,382,346)	$—	$(31,500)	3,397,858	$(1,550,017)
Accretion of Series A

Convertible Preferred Stock through July 16, 1998				(1,640,863)
Accretion of Series B

Convertible Preferred Stock through July 16, 1998				(873,180)

Conversion of warrants				(363,908)			(519,712)	363,908

Additional payment for Treasury stock								(820,706)
Conversion of Series A

Convertible Preferred Stock	3,400,272	34,003	10,526,920	4,479,325
Conversion of Series B

Convertible Preferred Stock	1,732,850	17,328	6,820,057	1,227,016

Issuance of common stock, net	4,400,000	44,000	32,178,394

Payment received on note receivable						31,500

Comprehensive income:

Net income				5,255,200

Comprehensive income

Balance, September 30, 1998	15,043,526	150,435	46,765,519	6,701,244	—	—	2,878,146	(2,006,815)

Issuance of common stock, net	1,794,822	17,948	25,114,583

Issuance of shares under stock option plan	291,274	2,913	603,089

Conversion of warrants			19,050	(293,797)			(1,006,820)	699,543

Treasury stock acquired			609,681				40,100	(609,681)

Issuance of treasury stock under employee stock purchase plan			90,316				(5,840)	4,088

Comprehensive Income:

Net income				9,075,535

Net unrealized gain on investments, net of tax of $200,960					301,520

Comprehensive income

Balance, September 30, 1999	17,129,622	171,296	73,202,238	15,482,982	301,520	—	1,905,586	(1,912,865)

Issuance of common stock, net	2,208,962	22,090	66,520,593

Issuance of shares under stock option plan including tax benefit	913,150	9,131	4,510,398

Conversion of warrants			42,494				(16,796)	11,758

Issuance of treasury stock under employee stock purchase plan			262,336				(8,879)	6,214

Comprehensive Income:

Net income				16,445,929

Net unrealized gain (loss) on investments, net of tax of $83,544					(125,312)

Comprehensive income

Balance, September 30, 2000	20,251,734	$202,517	$144,538,059	$31,928,911	$176,208	$—	1,879,911	$(1,894,893)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
		Stockholders’
	Comprehensive	Equity
	Income	(Deficit)

Balance, October 1, 1997	$—	$(5,668,611)
Accretion of Series A

Convertible Preferred Stock through July 16, 1998		(1,640,863)
Accretion of Series B

Convertible Preferred Stock through July 16, 1998		(873,180)

Conversion of warrants		—

Additional payment for Treasury stock		(820,706)
Conversion of Series A

Convertible Preferred Stock		15,040,248
Conversion of Series B

Convertible Preferred Stock		8,064,401

Issuance of common stock, net		32,222,394

Payment received on note receivable		31,500

Comprehensive income:

Net income	$5,255,200	5,255,200

Comprehensive income	$5,255,200

Balance, September 30, 1998		51,610,383

Issuance of common stock, net		25,132,531

Issuance of shares under stock option plan		606,002

Conversion of warrants		424,796

Treasury stock acquired		—

Issuance of treasury stock under employee stock purchase plan		94,404

Comprehensive Income:

Net income	$9,075,535	9,075,535

Net unrealized gain on investments, net of tax of $200,960	301,520	301,520

Comprehensive income	$9,377,055

Balance, September 30, 1999		$87,245,171

Issuance of common stock, net		66,542,683

Issuance of shares under stock option plan including tax benefit		4,519,529

Conversion of warrants		54,252

Issuance of treasury stock under employee stock purchase plan		268,550

Comprehensive Income:

Net income	$16,445,929	16,445,929

Net unrealized gain (loss) on investments, net of tax of $83,544	(125,312)	(125,312)

Comprehensive income	$16,320,617

Balance, September 30, 2000		$174,950,802

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,

	1998	1999	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,255,200	$9,075,535	$16,445,929

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Extraordinary item	566,145	—	—

Depreciation and amortization	3,920,362	5,215,252	7,356,657

Equity earnings in joint venture	—	—	(518,425)

(Gain) loss on disposal of equipment	58,749	(37,800)	(26,200)

Deferred income tax provision (benefit)	1,104,809	(829,969)	(412,017)

Tax benefit from options exercised	—	—	1,440,906

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Increase in accounts receivable	(703,558)	(2,650,210)	(4,892,472)

Increase in inventory	(7,202,268)	(14,167,839)	(17,939,584)

(Increase) decrease in prepaid expenses and other assets	185,123	(105,863)	(1,945,390)

Increase in accounts payable and accrued expenses	2,306,134	8,012,555	1,831,734

Increase in customer deposits	167,533	632,038	1,034,630

Increase in deferred rent	400,120	376,455	291,988

Decrease in deferred warranty	(1,509,482)	(1,164,199)	(644,396)

Increase (decrease) in other liabilities	(120,120)	80,840	(279,500)

Net cash provided by operating activities	4,428,747	4,436,795	1,743,860

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(8,996,521)	(12,698,632)	(20,959,684)

Proceeds from sale of property and equipment	13,350	37,800	26,200

Purchase of marketable equity securities	—	(1,343,833)	(15,599)

Acquisition of businesses, net of cash acquired	—	(18,087,358)	(2,499,398)

Investment in joint venture	—	—	(2,745,033)

Net cash used in investing activities	(8,983,171)	(32,092,023)	(26,193,514)

CASH FLOWS FROM FINANCING ACTIVITIES:

Amount due to bank	(877,392)	1,951,746	2,842,814

Proceeds from long-term borrowings, net of debt issue costs	—	467,954	—

Payments of long-term debt	(26,350,000)	—	(8,471,355)

Issuance of common stock, net of issuance costs	32,222,394	24,427,516	59,969,830

Additional payment for treasury stock	(820,706)	—	—

Proceeds from options exercised	—	508,598	3,078,623

Proceeds from employee stock purchase plan	—	97,404	268,550

Proceeds from warrants converted to common stock	—	424,796	54,252

Net cash provided by financing activities	4,174,296	27,878,014	57,742,714

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(380,128)	222,786	33,293,060

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,156,837	776,709	999,495

CASH AND CASH EQUIVALENTS, END OF YEAR	$776,709	$999,495	$34,292,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest	$3,179,757	$324,523	$394,728

Taxes	$3,552,989	$6,090,000	$11,939,002

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 1998, 1999 and 2000

1.  Business of the Company

      New England Audio Co., Inc. (“NEA”) was organized as a Massachusetts corporation in 1972. On June 1, 1998 NEA effected a 1 for 1.524 reverse stock split. On June 5, 1998 NEA was reorganized as a Delaware holding company, whereby all of the holders of capital stock, options and warrants of NEA exchanged their NEA securities for identical securities of Tweeter Home Entertainment Group, Inc. (“TWEETER”), a Delaware corporation, on a 1 for 1 basis. All share data in these consolidated financial statements reflect the impact of the reverse stock split and the reorganization. The consolidated financial statements include the accounts of NEA, the wholly owned subsidiary of TWEETER, NEA Delaware Inc., a Delaware corporation, the wholly owned subsidiary of NEA and Tweeter of California, Inc., an entity acquired during 1999 (see Note 11) (collectively referred to as the “Company”). On July 16, 1998, the Company completed an initial public offering (“IPO”). As discussed in Note 3, the Series A Redeemable Convertible Preferred Stock and the Series B Redeemable Convertible Preferred Stock (collectively the “Preferred Stock”) automatically converted into 5,133,122 shares of common stock upon the completion of the IPO. The accompanying consolidated financial statements reflect this conversion as of July 16, 1998.

      On October 25, 1999, the Company announced a 2-for-1 stock split payable in the form of a 100% stock dividend. This stock split became effective on December 2, 1999. The accompanying consolidated financial statements reflect the effects of this conversion.

      The Company sells home audio, video, entertainment and electronic products through a chain of ninety retail stores in New England, Texas, Southern California, Mid-Atlantic, South-East and the greater Chicago markets. The Company operates under the names “Tweeter,” “Bryn Mawr Stereo & Video,” “HiFi Buys,” “United Audio,” and “Douglas TV.” The Company operates in a single business segment of retailing audio and video consumer electronic products.

2.  Summary of Significant Accounting Policies

      Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

      Cash and Cash Equivalents — The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents for balance sheet and cash flow statement purposes.

      Inventory — Inventory, which consists primarily of goods for resale, are stated at the lower of average cost or market.

      Long-Term Investments — Long-term investments consist primarily of investments in marketable equity securities. The Company considers its investments as available-for-sale and carries the investments at market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income, which is reflected in stockholders’ equity (deficit).

      Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets. Amortization of improvements to leased properties is based upon the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Furniture and fixtures are depreciated between three and seven years. Automobiles and trucks are depreciated over three years. Leasehold interests are amortized over the remaining lives of the leases. Buildings owned by the Company are depreciated over a period of fifteen years.

      Goodwill — Goodwill and other acquisition costs are being amortized on a straight-line basis over twenty-five years. All goodwill is evaluated for impairment using the methodology described in “long-lived assets.”

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

      Other Assets — Other assets include deferred financing costs that are being amortized over the term of the financing, using the straight-line method, which approximates the interest method. Some of the deferred financing costs were written off during 1998 (see Note 14).

      Fair Market Value of Financial Instruments — The fair value of the Company’s assets and liabilities, which constitutes financial instruments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments,” approximates their recorded value.

      Long-Lived Assets — On an ongoing basis, the Company evaluates the carrying value of its long-lived assets based upon estimated future non-discounted cash flows relying on a number of factors, including operating results, business plans and certain economic projections. In addition, the Company’s evaluation considers non-financial data such as changes in the operating environment, competitive information, market trends and business relationships.

      Accounting for Estimates — In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated financial statements include allowances for potential bad debts, obsolete inventory, goodwill, the useful lives of its long-lived assets, the recoverability of deferred tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions in the near term would have a significant effect on the consolidated financial position or results of operations. Actual results could differ from these estimates.

      Revenue Recognition — Revenue from merchandise sales is recognized upon shipment or delivery of goods. Service revenue is recognized when the repair service is completed. We record a sales returns reserve to reflect sales returns after the period.

      Automatic Price Protection — Under this program, if a customer purchases a consumer electronics product from one of the Company’s stores and a competitor within twenty-five miles of the store advertises a lower price within thirty days, the Company automatically sends a check to the customer for the difference. The Company records the cost of its Automatic Price Protection policy to costs of sales and carries a reserve based on management’s estimate of future liability under the program.

      Extended Warranty Service Contracts — Except as noted in the following paragraphs, the Company offers extended warranty service contracts on behalf of an unrelated third party (the “Warrantor”) on most of its products. These contracts are on a non-recourse basis to the Company. The Company acts solely as an agent for the Warrantor and has no liability to the customer under the extended service contract, nor any other material obligation to the customer or the Warrantor. The Company includes revenue from the sale of extended warranty contracts in net sales and records as cost of sales the amounts due to the Warrantor for the cost for such contracts at the time of sale as the earnings process has been completed.

      Deferred Warranty Revenue — On May 13, 1996 the Company acquired substantially all of the assets, and assumed some of the liabilities, of Bryn Mawr Radio and Television, Inc. and affiliate (“Bryn Mawr”). Bryn Mawr sold extended warranty contracts beyond the normal manufacturer’s warranty period, usually with terms of coverage (including the manufacturer’s warranty period) between twelve and sixty months. All revenue from the sale of extended warranty contracts sold through July 31, 1996 was deferred and the revenue is being amortized on a straight-line basis over the contract period. All costs related to the contracts are charged to expense when incurred. On August 1, 1996, the Company changed Bryn Mawr’s warranty sales to a third-party provider, in conformance with the Company’s practice of selling extended warranties. As part of the purchase, the Company assumed the liability for the deferred warranty on Bryn Mawr’s books as of the transaction date.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

      On June 1, 1997 the Company acquired certain assets and assumed certain liabilities of HiFi Buys, Inc. (“HiFi Buys”). HiFi Buys sold extended warranty contracts beyond the normal manufacturer’s warranty period, usually with terms of coverage (including the manufacturer’s warranty period) between twelve and sixty months. All revenue from the sale of extended warranty contracts sold through August 7, 1997 was deferred and the revenue is being amortized on a straight-line basis over the contract period. Sales commission costs related to the contracts were also deferred and the cost is being amortized on a straight-line basis over the contract period. On August 8, 1997, the Company changed HiFi Buys’ warranty sales to a third-party provider, in conformance with the Company’s practice of selling extended warranties. As part of the purchase, the Company assumed the liability for the deferred warranty on HiFi Buys’ books as of the transaction date and the sales that continued through August 7, 1997.

      Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income and for loss carry-forwards based on enacted tax laws and rates.

      Store Opening Costs — Costs of a non-capital nature incurred prior to store openings are expensed as incurred.

      Stock-Based Compensation — The Company, for the purposes of presentation in its consolidated financial statements, follows the precepts set forth in Accounting Principles Board Opinion No. 25 for computing compensatory aspects of stock-based compensation. In compliance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has disclosed the required pro forma effect on net income in Note 12.

      Deferred Rent and Rental Expense — Minimum rent expense is recorded using the straight-line method over the related lease term. The difference between current payments required and rent expense is reflected as deferred rent.

      Advertising — Net costs for advertising, including electronic media, newspaper, buyer’s guides and direct mailings, which are expensed as incurred, amounted to $3,957,746, $4,404,776 and $5,147,888 for the years ended September 30, 1998, 1999 and 2000, respectively.

      Comprehensive Income — For the years ended September 30, 1999 and 2000, the Company’s comprehensive income was comprised of net income and a net unrealized gain on investments. Comprehensive income is included in the consolidated statements of stockholders’ equity.

      Earnings Per Share — The Company computed earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated based on the weighted-average number of common shares outstanding, adjusted for the nominal issuance of certain warrants. Diluted earnings per share is based on the weighted-average number of common shares outstanding, adjusted for the nominal issuance of certain warrants, shares of Preferred Stock outstanding, when dilutive, and dilutive potential common shares (common stock options and warrants).

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Fiscal Years Ended September 30,

	1998	1999	2000

Basic Earnings Per Share (“EPS”):

Numerator:

Net income	$5,255,200	$9,075,535	$16,445,929

Accretion of preferred stock dividends	2,514,043	—	—

Net income available to common stockholders	$2,741,157	$9,075,535	$16,445,929

Denominator:

Weighted average common shares outstanding	4,233,280	14,212,598	17,006,079

Nominal issuance of warrants	739,262	172,434	—

Weighted-average shares outstanding	4,972,542	14,385,032	17,006,079

Basic EPS	$0.55	$0.63	$0.97

Diluted Earnings Per Share:

Numerator	$5,255,200	$9,075,535	$16,445,929

Denominator:

Weighted-average common shares outstanding	4,972,542	14,385,032	17,006,079

Potential common stock outstanding	5,095,064	1,587,470	1,544,703

Total	10,067,606	15,972,502	18,550,782

Diluted EPS	$0.52	$0.57	$0.89

      Segment Information — The Company operates in one business segment. The table below sets forth the approximate percentages of revenues for each of the Company’s primary product categories for its fiscal years ended September 30, 1998, September 30, 1999 and September 30, 2000, respectively. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in the Company’s product mix, acquisitions of stores with different product mixes, and the timing of marketing events. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Retail Revenues

	Fiscal Years Ended
	September 30,

Product Category	1998	1999	2000

Audio Equipment(1)	33%	32%	31%

Video Equipment(2)	43%	42%	45%

Mobile Equipment and Other(3)	24%	26%	24%

(1)	Includes speakers, cassette decks, receivers, turntables, compact disc players, mini disc players, amplifiers, preamplifiers, and portable audio equipment.

(2)	Includes video cassette players, camcorders, televisions, projection televisions, DVD players, and satellites.

(3)	Includes car decks, amplifiers and speakers, car security products, navigation equipment, cellular phones, audio and video accessories, and extended performance guaranties.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

     Recent Accounting Pronouncements — During 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133.” SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that we implement this statement in fiscal year 2001. We determined that SFAS No. 133 will have no effect on the Company’s consolidated financial statements.

      On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. This SAB is required to be implemented by the Company in fiscal year 2001. Had SAB No. 101 been implemented for all periods presented, total revenue and cost of sales would have decreased by approximately $4.4 million for the fiscal year ended September 30, 2000, $2.9 million for the fiscal year ended September 30, 1999, and $2.6 million for the fiscal year ended September 30, 1998. The adoption of SAB No. 101 is not expected to have any impact on results of operations.

      Reclassifications — Various financial statement amounts for 1998 and 1999 have been reclassified to conform to the classifications used in the September 30, 2000 consolidated financial statements.

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

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

4.  Property and Equipment

      Major classifications of property and equipment are summarized below:

	September 30,

	1999	2000

Leasehold improvements	$24,445,597	$32,272,230

Furniture and equipment	13,941,439	21,922,302

Buildings	4,650,762	7,144,906

Land	1,717,518	4,447,024

Automobiles and trucks	616,126	1,031,033

Capitalized leases	113,702	113,702

Construction in progress	2,899,539	4,902,199

Leasehold interests	165,000	165,000

	48,549,683	71,998,396

Less accumulated depreciation and amortization	14,306,442	20,060,494

	$34,243,241	$51,937,902

      Depreciation and amortization (excluding amortization of goodwill) for the fiscal years ended September 30, 1998, 1999 and 2000 aggregated $2,913,808, $4,141,182 and $5,754,052, respectively.

5.  Accrued Expenses

      Accrued expenses consist of the following:

	September 30,

	1999	2000

Merchandise received not invoiced	$2,583,516	$2,161,825

Fringe benefits	2,043,303	2,657,775

Compensation	1,729,685	2,700,781

Sales taxes payable	1,579,936	2,133,154

Advertising	1,567,523	1,786,381

Federal income taxes payable	1,159,878	958,304

Group insurance	390,948	700,000

Deferred cooperative advertising	1,161,994	2,199,825

Rent related accruals	328,761	900,397

Credit card service charges	366,500	581,116

Other	3,285,262	2,729,608

	$16,197,306	$19,509,166

6.  Deferred Warranty Revenue

      As part of the acquisition of Bryn Mawr in May of 1996, the Company assumed the deferred revenue on Bryn Mawr’s books at that time. Amortization of the deferred warranty revenue for the years ended September 30, 1998, 1999 and 2000 was $326,247, $203,163 and $107,816, respectively (see Note 2).

      As part of the acquisition of HiFi Buys on June 1, 1997, the Company assumed the deferred warranty revenue and expense related to the sale of self-funded extended warranty contracts on HiFi Buys’ books at the

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

date of the acquisition. Amortization of deferred warranty revenue and expense for the years ended September 30, 1998, 1999 and 2000 was $1,183,234, $906,136 and $565,322, respectively (see Note 2).

      As part of the acquisition of United Audio in April of 2000, the Company assumed a deferred warranty liability of $50,000. Charges incurred during the year ended September 30, 2000 were $21,257.

7.  Debt

      Long-term debt consists of the following:

	September 30,

	1999	2000

Revolving term bank loan	$5,700,000	$—

Other	52,356	76,712

Subtotal	5,752,356	76,712

Less current portion	35,551	63,074

	$5,716,805	$13,638

      The Company has a credit facility that matures on July 31, 2001. On March 22, 1999, the Company amended its loan agreement with the bank. Among other things, this amendment (a) increased the maximum facility from $30,000,000 to $50,000,000 and (b) changed certain financial covenants, the most restrictive of which continue to be the maintenance of certain debt coverage and leverage ratios. The credit facility also restricts the Company from paying cash dividends. There were no amounts outstanding at September 30, 2000 and $5,700,000 outstanding at September 30, 1999. The loan agreement is collateralized by the Company’s inventory, and certain other assets. The unpaid balances under this agreement bear interest at the lender’s base rate (8.25% at September 30, 2000), or LIBOR plus 1% if the Company commits the balances for a period of thirty days or more. The Company is currently negotiating to extend this agreement for an additional three years, under substantially the same terms.

8.  Employee Savings Plan

      In October 1985, the Company established an employee savings plan covering all employees. Under the terms of the plan, which was adopted under Section 401(k) of the Internal Revenue Code, the Company can match employee contributions. Such matching contributions cannot exceed the employer’s established annual percentage of compensation, which was a maximum of 6% for the years ended September 30, 1998, 1999 and 2000. The Company’s contribution expense was $290,000, $425,000 and $525,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

9.  Commitments and Contingencies

      The Company leases the majority of its stores, installation centers, warehouses and administrative facilities under operating leases. The lives of these leases range from five to twenty years with varying renewal options. The leases provide for base rentals, real estate taxes, common area maintenance charges and, in some instances, for the payment of percentage rents based on sales volume. Rent expense for the years ended September 30, 1998, 1999 and 2000 was $8,637,505, $10,309,850 and $14,701,565, respectively. Percentage rent expense was $41,833, $127,923 and $123,114 for the years ended September 30, 1998, 1999 and 2000, respectively.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

      Future minimum rental commitments under non-cancelable operating leases as of September 30, 2000 are as follows:

2001	$15,482,054

2002	14,958,123

2003	14,257,250

2004	13,287,079

2005	11,625,397

Thereafter	52,283,771

Total	$121,893,674

      On June 23, 1998 the Company completed the purchase of a facility in Massachusetts to serve as the corporate headquarters, service center and distribution center in Massachusetts. The purchase price for this facility was $3,950,000, and the Company spent an additional $2,498,000 in related building improvements.

      Effective upon the consummation of the IPO, the Company has entered into employment agreements with certain key employees. These agreements provide for continued employment with termination by either party. Under certain circumstances, the key employees could receive an amount up to three times their annual base salary.

      In April 1999, the Company entered into an agreement to become the “name in title” sponsor for a Performing Arts Center. Under this agreement, we will be required to pay $1,000,000 in the next three fiscal years; $875,000 in fiscal 2004; and $3,125,000 thereafter.

10.  Income Taxes

      The provision for income taxes under SFAS No. 109 consisted of the following:

	Fiscal Years Ended September 30,

	1998	1999	2000

Current:

Federal	$2,081,039	$5,533,879	$9,485,084

State	538,121	1,346,447	1,890,886

	2,619,160	6,880,326	11,375,970

Deferred:

Current deferral	1,104,809	(829,969)	(412,017)

	$3,723,969	$6,050,357	$10,963,953

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

      The tax effects of significant temporary differences comprising the Company’s current and long-term net deferred tax assets are as follows:

	September 30,

	1999	2000

Accruals and reserves	$1,611,959	$2,289,493

Deferred revenue	287,645	134,801

Net deferred tax assets — current	1,899,604	2,424,294

Deferred rent	1,366,422	1,448,691

Depreciation	1,425,802	1,501,704

Deferred revenue	144,536	5,614

Unrealized gain on marketable equity securities	(200,960)	(117,416)

Intangible — excess of tax amortization over book amortization	(3,831,327)	(3,963,249)

Net deferred tax liabilities — long-term	(1,095,527)	(1,124,656)

Total net deferred tax assets	$804,077	$1,299,638

      The Company has determined that it is more likely than not that it will fully realize the deferred tax assets. Consequently, no valuation allowance was established as of September 30, 1999 and 2000. A reconciliation between the statutory and effective income tax rates is as follows:

	Fiscal Years Ended September 30,

	1998	1999	2000

Statutory income tax rate	34.0%	35.0%	35.0%

State income taxes, net of federal benefit	5.5	5.1	4.4

Other	0.5	(0.1)	0.6

Effective income tax rate	40.0%	40.0%	40.0%

11.  Acquisitions

      Home Entertainment, Inc. — On February 1, 1999, the Company acquired the principal operating assets and assumed certain liabilities of Home Entertainment, Inc. This transaction has been accounted for as a purchase, and accordingly, the results of operations of the Company’s business relating to Home Entertainment, Inc. have been included in the consolidated statements of income since the acquisition date. The allocation of the purchase price resulted in goodwill of $5,711,712, which is being amortized over twenty-five years using the straight-line method. The net assets acquired at fair market value on February 1, 1999 were allocated as follows:

Inventory	$3,489,009

Property and equipment	1,021,202

Accounts receivable	286,674

Other assets	41,632

Accounts payable and accrued expenses	(636,732)

Net assets acquired	4,201,785

Total purchase price and related costs	9,913,497

Goodwill	$5,711,712

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

      The following unaudited pro forma financial information reflects the consolidated results of operations for the Company for the twelve months ended September 30, 1998 and 1999 as though the acquisition had occurred on the first day of each fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company’s actual operating results or results which may occur in the future, had the acquisition been consummated at the beginning of each fiscal year.

	Twelve Months Ended
	September 30,

	1998	1999

Net sales	$256,981,310	$292,551,314

Net income	5,901,493	9,453,977

Net income available to common stockholders	3,387,450	9,453,977

Basic earnings per share	0.68	0.66

Diluted earnings per share	0.59	0.59

      DOW Stereo/ Video, Inc. — On July 1, 1999, the Company acquired the capital stock of DOW Stereo/ Video, Inc. This transaction has been accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to DOW Stereo/ Video, Inc. have been included in the consolidated statements of income since the acquisition date. The allocation of the purchase price resulted in goodwill of $5,548,155, which is being amortized over twenty-five years using the straight-line method. The net assets acquired at fair market value on July 1, 1999 were allocated as follows:

Inventory	$6,091,953

Property and equipment	503,259

Accounts receivable	383,250

Other assets	113,947

Accounts payable and accrued expenses	(3,671,593)

Net assets acquired	3,420,816

Total purchase price and related costs (including the issuance of 32,290 shares of common stock with a fair market value of $600,000)	8,968,971

Goodwill	$5,548,155

      The following unaudited pro forma financial information reflects the consolidated results of operations for the Company for the twelve months ended September 30, 1998 and 1999 as though the acquisition had occurred on the first day of each fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company’s actual operating results or results which may occur in the future, had the acquisition been consummated at the beginning of each fiscal year.

	Twelve Months Ended
	September 30,

	1998	1999

Net sales	$272,994,316	$315,031,844

Net income	5,751,243	10,101,475

Net income available to common stockholders	3,237,200	10,101,475

Basic earnings per share	0.65	0.70

Diluted earnings per share	0.57	0.63

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

      United Audio Centers, Inc. — On April 1, 2000, the Company acquired certain assets and liabilities of United Audio Centers, Inc. This transaction has been accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to United Audio Centers, Inc. have been included in the consolidated statements of income since the acquisition date. The allocation of the purchase price resulted in goodwill of $8,452,797, which is being amortized over twenty-five years using the straight-line method. The net liabilities assumed at fair market value on April 1, 2000 were allocated as follows:

Inventory	$5,892,161

Property and equipment	2,464,906

Accounts receivable	213,596

Other assets	61,936

Accounts payable and accrued expenses	(6,281,978)

Notes payable	(3,328,370)

Net liabilities assumed	(977,749)

Total purchase price and related costs (including the issuance of 200,000 shares of common stock with a fair market value of $6,342,000)	7,475,048

Goodwill	$8,452,797

      The following unaudited pro forma financial information reflects the consolidated results of operations for the Company for the twelve months ended September 30, 1999 and 2000 as though the acquisition had occurred on the first day of each fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company’s actual operating results or results which may occur in the future, had the acquisition been consummated at the beginning of each fiscal year.

	Twelve Months Ended
	September 30,

	1999	2000

Net sales	$330,645,796	$435,139,130

Net income	10,094,040	17,412,493

Basic earnings per share	0.70	1.03

Diluted earnings per share	0.63	0.95

      Sound Installations, Inc. — On November 1, 1999, the Company purchased certain assets and assumed certain liabilities of Sound Installations, Inc., a home installation company. Total purchase price and related cost amounted to approximately $210,000, including the issuance of 5,124 shares of common stock with a market value at issuance of $110,000. The purchase price was allocated primarily to goodwill and property and equipment. This transaction has been accounted for as a purchase. The results of operations for the acquired entity in this fiscal year were not significant. Accordingly, pro forma information has not been presented.

      Home Entertainment Connections, Inc. — On June 1, 2000, the Company purchased certain assets of Home Entertainment Connections, Inc., a home installation company in the Atlanta region. Total purchase price and related costs amounted to approximately $250,000, including the issuance of 3,838 shares of common stock with a market value at issuance of $125,000. The purchase price was allocated primarily to goodwill and property and equipment. This transaction has been accounted for as a purchase. The results of operations for the acquired entity in this fiscal year were not significant. Accordingly, pro forma information has not been presented.

      Accumulated amortization of goodwill was approximately $3,200,000 and $4,716,000 for the years ended September 30, 1999 and 2000, respectively.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

12.  Stockholders’ Equity (Deficit)

      Common Stock — Holders of common stock are entitled to dividends if declared by the Board of Directors, and each share carries one vote. The common stock has no cumulative voting, redemption or preemptive rights.

      During the period from March 7, 1997 through May 30, 1997, the Company issued warrants to purchase 74,276 shares of common stock to certain stockholders who participated in a Warrant and Debenture Commitment relating to a certain bridge loan financing agreement. The warrants had a five-year term and an exercise price of $3.43 per share. The Company hired an independent appraiser to determine the fair value of the warrants as of the issue date. The warrants were issued at or above the fair value of the underlying stock; consequently, the Company has not assigned value to nor recorded an expense for this warrant issuance. As of September 30, 2000 there were no warrants outstanding and exercisable.

      Initial Public Offering — On July 16, 1998, the Company completed an IPO of 5,420,000 shares of common stock. The Company sold 4,400,000 shares, and 1,020,000 shares were sold by existing stockholders. Net proceeds received by the Company were $32,200,000. Net proceeds were used to repay indebtedness. There were no payments made to directors or officers of the Company, or to persons owning ten percent or more of any class of equity securities of the Company or to any affiliate of the Company, except that the Company repaid approximately $5.0 million on account of a promissory note to one of the institutional investors. This investor beneficially owned 11.2% of the Company’s common stock immediately prior to the Offering.

      Follow-on Public Offering — On February 2, 1999, the Company completed a follow-on offering of 5,000,000 shares of common stock. The Company sold 1,000,000, and existing stockholders sold 4,000,000 shares. The Company also covered the underwriter’s overallotment and issued 750,000 additional shares. Net proceeds received by the Company were approximately $24,300,000. The Company used these net proceeds to repay $5,900,000 of existing indebtedness under its revolving credit facility, fund the Home Entertainment Acquisition for approximately $9,600,000, and fund the DOW Stereo/ Video Acquisition for approximately $8,800,000, and for working capital and general corporate purposes.

      Shelf Registration Statement — On April 13, 1999, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission, which became effective on May 4, 1999. On December 23, 1999, the Company filed amendment No. 1 to convert this registration to the shortened Form S-4 format permitted for companies which are eligible to use Form S-3 for cash offerings. The registration statement related to 4,000,000 shares of common stock of the Company. These shares may be issued from time to time in the future by the Company in connection with its acquisition of the assets, business or securities of other companies, whether by purchase, merger or any other form of business combination.

      Follow-on Public Offering — On February 11, 2000, the Company completed a follow-on offering of 2,550,000 shares of common stock. The Company sold 2,000,000, and existing stockholders sold 550,000 shares. Total net proceeds received by the Company were approximately $60,000,000. The Company used these net proceeds to repay $12,000,000 of existing indebtedness under its revolving credit facility, and for working capital and general corporate purposes.

      Common Stock Incentive Plans — In November of 1995, the Company implemented a stock option plan, under which incentive and nonqualified stock options may be granted to management, key employees and outside directors to purchase shares of the Company’s common stock. The exercise price for incentive stock options for employees and nonqualified options for outside directors range from $0.31 to $32.125 per share. Options are generally exercisable over a period from one to ten years from the date of the grant and are dependent on the vesting schedule associated with the grant. Options for 1,316,152, 1,283,362 and 644,194

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

shares were exercisable under the 1995 Stock Option Plan at September 30, 1998, 1999 and 2000, respectively.

      On June 1, 1998, the Company terminated the 1995 Stock Option Plan and adopted the 1998 Stock Option and Incentive Plan (the “1998 Plan”) to provide incentives to attract and retain executive officers, directors, key employees and consultants. In addition, the number of shares of common stock issuable under the 1998 Plan will increase, on each anniversary date of the adoption of the 1998 Plan, to that number of shares equal to the lesser of (i) 2% of the total number of shares of common stock that are issued and outstanding on a fully diluted basis on each such anniversary date or (ii) 600,000 shares of common stock.

      As options granted under the 1998 Plan are exercised, the number of shares represented by such previously outstanding options will again become available for issuance under the 1998 Plan up to a maximum of 200,000 shares of common stock annually. There were 295,333 shares exercisable under the 1998 Stock Option Plan at September 30, 2000. There were 2,263,720 shares available for future grants at September 30, 2000.

      The 1998 Plan is administered by the Compensation Committee of the Board of Directors and will allow the Company to issue one or more of the following: stock options (incentive stock options and non-qualified options), restricted stock awards, stock appreciation rights, common stock in lieu of certain cash compensation, dividend equivalent rights, performance shares and performance units (collectively, “Plan Awards”). The 1998 Plan will expire five years following its adoption. Awards made thereunder and outstanding at the expiration of the 1998 Plan will survive in accordance with their terms. Other than stock options, no Plan Awards were granted during 1999 and 2000.

      In any plan year no more than 25% of the shares reserved for issuance under the 1998 Plan may be used for Plan Awards consisting of restricted stock. All grants of restricted stock under the 1998 Plan will be subject to vesting over seven years, subject, however, at the Administrator’s discretion, to acceleration of vesting upon the achievement of specified performance goals.

      The 1998 Plan also provides for the grant or issuance of Plan Awards to directors of the Company who are not employees of the Company. These options are 100% vested at the time of grant. On June 27, 2000, the Board of Directors authorized the grant of options (“June 2000 Options”) under the 1998 Plan, exercisable for a total of 14,000 shares of common stock, to certain officers, directors and employees of the Company.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

      The following summarizes transactions under the stock option plans:

			Weighted-
			Average
	Number of	Per Share	Exercise
	Shares	Option Price	Price

10/01/1997	1,651,474	$0.31 to $ 4.04	$1.86

Granted	467,140	$3.62 to $ 8.50	$7.88

Exercised	—		—

Canceled	20,564	$0.31 to $ 3.62	$1.62

09/30/1998	2,098,050	$0.31 to $ 8.50	$3.24

Granted	707,300	$13.50 to $18.69	$15.89

Exercised	291,274	$0.31 to $ 8.50	$2.08

Canceled	57,074	$0.31 to $15.31	$10.12

09/30/1999	2,457,002	$0.31 to $18.69	$6.84

Granted	421,050	$23.13 to $32.13	$24.82

Exercised	913,150	$0.31 to $16.06	$3.37

Canceled	37,842	$3.62 to $16.06	$12.45

09/30/2000	1,927,060	$0.31 to $32.13	$12.29

      The following summarizes information about all stock options outstanding at September 30, 2000:

				Weighted-	Number of
			Shares	Average	Options
			Outstanding	Remaining	Exercisable
Range of Exercise			at September 30,	Contractual	at September 30,
Prices			2000	Life (Years)	2000

$0.31	to	$0.31	143,173	5.3	143,173
$0.76	to	$0.76	90,168	5.3	90,168
$3.23	to	$4.04	410,987	5.3	410,987
$7.11	to	$8.50	280,902	3.1	151,879
$13.50	to	$18.69	580,780	4.0	123,820
$23.13	to	$32.13	421,050	4.7	19,500

			1,927,060	4.5	939,527

      The weighted-average exercise price of all options outstanding as of September 30, 1999 and 2000 is $6.84 and $12.29, respectively.

      For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in 1998, 1999 and 2000 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	1998	1999	2000

Risk free interest rate	5.67%	5.53%	6.30%

Expected life of option grants (years)	3.3	3.3	3.3

Expected volatility of underlying stock	54.5%	80.6%	81.3%

      Had compensation cost for stock option grants during the years ended September 30, 1998, 1999 and 2000 been determined under the provisions of SFAS No. 123, the Company’s net income would have been

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

approximately $5,190,000, $8,686,000 and $15,319,000, respectively. Pro forma diluted earnings per share would have been $0.52, $0.54 and $0.83 for the years ended September 30, 1998, 1999 and 2000, respectively.

      The weighted average grant date fair value of all grants issued for the years ended September 30, 1998, 1999 and 2000 was $1.92, $3.26 and $5.15, respectively.

      Employee Stock Purchase Plan — During fiscal 1999, the Company adopted an Employee Stock Purchase Plan (ESPP). The ESPP was effective upon approval by the stockholders of the Company and will continue in effect for a term of twenty (20) years, unless terminated sooner. The Company has the right to terminate the Plan at any time. The Plan is intended to be an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Subject to adjustment pursuant to the Stock Purchase Plan, the aggregate number of shares of Common Stock which may be sold under the Stock Purchase Plan is 1,000,000.

13.  Related Party Transactions

      In May 1996, in connection with the acquisition of Bryn Mawr, the Company entered into a consulting agreement with Bryn Mawr’s former owner and a former director of the Company (“BMFO”) for a term of four years (the “Consulting Period”). This consulting agreement was amended as of April 23, 1997 and currently the Company is obligated to pay BMFO a monthly salary of approximately $21,000 for each month during the first year after the commencement date of the agreement, and approximately $4,200 for each month during years three and four of the Consulting Period plus out-of-pocket expenses. No compensation or expenses were to be paid to BMFO for the second year of the Consulting Period. The Company also entered into certain lease agreements for three facilities in Pennsylvania with an affiliate of BMFO. Total yearly payments under these agreements aggregates to approximately $670,000.

      In connection with the Tweeter.Outpost.com joint venture formed with Cyberian Outpost, Inc. (see Note 15), the Company is responsible for paying its vendors for the inventory purchased by the joint venture and billing the joint venture. During the year ended September 30, 2000, the Company billed the joint-venture $7,422,000 for inventory purchases. At September 30, 2000 the joint venture owed the Company $2,814,000. The Company made an equity investment on July 30, 1999 of $1.0 million dollars in the common stock of Cyberian Outpost, Inc.

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

15.  Long-Term Investments

      The cost and fair value of long-term investments at September 30, 2000 were as follows:

	Cost	Value

Marketable equity securities	$1,359,485	$1,653,109

      At September 30, 2000, the unrealized gain of $293,624 ($176,208 net of tax effect) was included in accumulated other comprehensive income reflected in stockholders’ equity (deficit).

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ended September 30, 1998, 1999 and 2000

      On October 4, 1999, the Company formed a joint venture with Cyberian Outpost, Inc. (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999, with a primary URL of Tweeter.Outpost.com. Each party capitalized the joint venture with a $2,500,000 investment and each party maintains a 50% interest. During the period, the Company records its 50% of the net income (loss) on the statement of income in the line “income from joint venture.” For the year ended September 30, 2000, this amount was $518,000. The Company is also responsible for paying its vendors for the inventory purchased by the joint venture and billing the joint venture. At September 30, 2000, the joint venture owed the Company $2,814,000. The Company also made an equity investment of $1.0 million dollars in the common stock of Cyberian Outpost, Inc. For the fiscal year ended September 30, 2000, the joint venture had revenues of $7,682,000 and net income of $1,037,000. As of September 30, 2000, the joint venture had assets of $8,181,000 and liabilities of $2,144,000.

16.  Quarterly Results of Operations (Unaudited)

      The following is a tabulation of the quarterly results of operations for the fiscal years ended September 30, 1999 and 2000, respectively.

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	1998	1999	1999	1999

	(in thousands, except per share data)
Fiscal Year 1999

Total revenue	$86,783	$62,159	$59,547	$74,594

Gross profit	29,550	22,260	21,462	27,063

Net income	4,557	1,440	969	2,110

Basic earnings (loss) per share	0.36	0.10	0.07	0.14

Diluted earnings (loss) per share	0.32	0.09	0.06	0.13

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	1999	2000	2000	2000

Fiscal Year 2000

Total revenue	$124,813	$87,134	$94,682	$98,100

Gross profit	45,647	31,878	33,958	36,797

Net income	8,122	2,706	2,085	3,532

Basic earnings per share	0.53	0.16	0.12	0.19

Diluted earnings per share	0.48	0.15	0.11	0.18

17.  Subsequent Events

      On October 2, 2000, we completed the acquisition of Douglas TV, a four store chain located in the greater Chicago market. Douglas TV is a four-store specialty consumer electronics retailer with annual sales of approximately $30 million, and has been in business in the Chicago market for over 30 years. Douglas’ primary business was in video and with the addition of our audio lines, we believe that there is a significant opportunity to increase both gross and operating margins at the Douglas TV store level. We intend to implement our business strategy in the Douglas TV stores, including the implementation of our Automatic Price Protection program.

**********

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item is included in the definitive Proxy Statement for the Company’s 2001 Annual Meeting of Stockholders, to be filed with the Commission on or about December 20, 2000 (the “2001 Proxy Statement”), under “Election of Directors” and is incorporated herein by reference.

Item 11.  Executive Compensation

      The information required by this Item is included in the 2001 Proxy Statement under “Executive Compensation” and is incorporated herein by reference (excluding, however, the “Compensation Committee Report Regarding Executive Compensation” and the Performance Graph contained in the 2001 Proxy Statement, which shall not be deemed incorporated herein).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is included in the 2001 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      In May 1996, in connection with the acquisition of Bryn Mawr, we entered into a consulting agreement with Bryn Mawr’s former owner and a former director of Tweeter (“BMFO”) for a term of four years (the “Consulting Period”). This consulting agreement was amended as of April 23, 1997, and currently we are obligated to pay BMFO a monthly salary of approximately $21,000 for each month during the first year after the commencement date of the agreement, and approximately $4,200 for each month during years three and four of the Consulting Period plus out-of-pocket expenses. No compensation or expenses were to be paid to BMFO for the second year of the Consulting Period. We also entered into certain lease agreements for three facilities in Pennsylvania with an affiliate of BMFO. Total yearly payments under these agreements aggregate approximately $670,000.

      On October 4, 1999, we formed a joint venture with Cyberian Outpost, Inc. (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999, with a primary URL of Tweeter.Outpost.com. Each party capitalized the joint venture with a $2,500,000 investment and each party maintains a 50% interest. During the period, we record 50% of net income (loss) on the statement of income in the line “income from joint venture.” For the year ended September 30, 2000, this amount was $518,000. We are also responsible for paying our vendors for the inventory purchased by the joint venture and billing the joint venture. At September 30, 2000 the joint venture owed us $2,814,000. We also made an equity investment of $1.0 million dollars in the common stock of Cyberian Outpost, Inc.

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

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

SCHEDULE II

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs	Other	Net of	End of
Description	of Period	and Expenses	Accounts	Write-Offs	Period

Years ended

September 30, 2000	$650	$70	$80	$—	$800

September 30, 1999	560	—	103	13	650

September 30, 1998	631	13	—	84	560

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tweeter Home Entertainment Group, Inc.

December 15, 2000 Date	By: /s/ JEFFREY STONE Jeffrey Stone, President

December 15, 2000 Date	By: /s/ JOSEPH MCGUIRE Joseph McGuire, Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 15, 2000 Date	By: /s/ SAMUEL BLOOMBERG Samuel Bloomberg, Chairman of the Board

December 15, 2000 Date	By: /s/ JEFFREY STONE Jeffrey Stone, Director and President

December 15, 2000 Date	By: /s/ MICHAEL CRONIN Michael Cronin, Director

December 15, 2000 Date	By: /s/ JEFFREY BLOOMBERG Jeffrey Bloomberg, Director

December 15, 2000 Date	By: /s/ MATTHEW BRONFMAN Matthew Bronfman, Director

December 15, 2000 Date	By: /s/ STEVEN FISCHMAN Steven Fischman, Director

EXHIBIT INDEX

      (a)  Exhibit:

Exhibit No.			Description

***3.1		—	Amended and Restated Certificate of Incorporation of the Company.
*3.2		—	Amended and Restated By-Laws of the Company.
*4.1		—	Specimen Certificate representing the Company’s common stock.
*4.2		—	Shareholder’s Rights Agreement.
*10.1		—	Amended and Restated Registration Rights Agreement, dated as of May 30, 1997, among the Company and the shareholders and warrant holders listed therein, as amended.
*10.2		—	Warrant Purchase Agreement among the company, PNC Capital Corp, Seacoast Capital Partners, L.P. and Exeter Venture Lenders, L.P., dated as of May 30, 1997, as amended.
*10.4		—	Stock Purchase Warrant issued to Seacoast Capital Partners, L.P. dated June 5, 1998 for 209,855 shares of common stock of the Company.
*10.5		—	Common Stock Warrant issued to HiFi Buys Incorporated dated June 5, 1998 for 104,960 shares of common stock of the Company.
*10.6		—	Form of common stock Purchase Warrant dated June 5, 1998 issued by the Company pursuant to the Warrant and Debenture Commitment.
*10.7		—	1995 Stock Option Plan.
*10.8		—	1998 Stock Option and Incentive Plan.
*10.9		—	Employment Agreement between the Company and Samuel Bloomberg.
*10.1	0	—	Employment Agreement between the Company and Jeffrey Stone.
*10.1	1	—	Employment Agreement between the Company and Joseph McGuire.
*10.1	2	—	Employment Agreement between the Company and Fred Lokoff, dated as of May 13, 1996 and amended as of April 23, 1997.
*10.1	3	—	Asset Purchase Agreement, dated as of May 30, 1997, between the company and HiFi Buys Incorporated.
*10.1	4	—	Purchase and Sale Agreement between Chadwick-Miller Inc. and New England Audio Co., Inc. for premises at 10 Pequot Way, Canton, MA, dated March 31, 1998.
*10.1	5	—	Progressive Retailers Organization, Inc. Policy and Procedures Manual.
**10.1	6	—	Employee Stock Purchase Plan.
****10.1	7	—	Tweeter Home Entertainment Group Deferred Compensation Plan.
****10.1	8	—	Tweeter Home Entertainment Group Deferred Compensation Plan Adoption Agreement.
***21		—	Subsidiaries of the Company.
****23		—	Consent of Deloitte & Touche LLP.
****27		—	Financial Data Schedule.

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-51015) or amendments thereto and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-70543) or amendments thereto and incorporated herein by reference.

***	Filed as an exhibit to the Company’s Annual Report on Form 10K for the year ended September 30, 1999 and incorporated herein by reference.

****	Filed herewith.