Form 10-Q
period 2000-12-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2001-02-01
CIK 1060390

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

Commission file number: 0-24091

TWEETER HOME ENTERTAINMENT GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	04-3417513

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT JANUARY 31, 2001
Common Stock, $.01 par value	18,628,819

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2000	2000

		(Unaudited)
Assets

Current Assets:

Cash and cash equivalents	$34,292,555	$38,686,879

Accounts receivable, net of allowance for doubtful accounts of $800,000 at September 30, 2000 and $824,000 at December 31, 2000	14,662,914	28,486,663

Inventory	85,967,261	96,995,823

Deferred tax assets	2,424,294	2,424,294

Prepaid expenses and other current assets	1,578,893	1,834,296

Total current assets	138,925,917	168,427,955

Investment in joint venture	3,214,451	3,684,658

Long-term investments	1,653,109	1,062,863

Property and equipment, net	51,937,902	56,208,504

Other assets, net	1,262,874	933,951

Goodwill, net	38,043,290	40,743,741

Total	$235,037,543	$271,061,672

Liabilities and Stockholders’ Equity

Current Liabilities:

Current portion of long-term debt	$63,074	$65,261

Amount due to bank	8,865,870	9,749,903

Accounts payable	21,499,910	22,480,447

Accrued expenses	19,509,166	37,985,025

Customer deposits	5,153,801	8,409,488

Deferred warranty	294,477	762,027

Total current liabilities	55,386,298	79,452,151

Long-Term Debt:

Notes payable to bank	13,638	2,088

Other Long-Term Liabilities:

Rent related accruals	3,489,645	3,674,976

Deferred warranty	72,504	1,362,524

Deferred tax liabilities	1,124,656	808,558

Total other long-term liabilities	4,686,805	5,846,058

Total liabilities	60,086,741	85,300,297

Stockholders’ Equity

Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.01 par value, 60,000,000 shares authorized; 20,251,734 shares issued at September 30, 2000 and 20,366,935 at December 31, 2000	202,517	203,674

Additional paid in capital	144,538,059	146,018,499

Accumulated other comprehensive income	176,208	(297,940)

Retained earnings	31,928,911	41,726,906

Total	176,845,695	187,651,139

Less treasury stock: 1,879,911 shares at September 30, 2000 and 1,872,585 shares at December 31, 2000, at cost	(1,894,893)	(1,889,764)

Total stockholders’ equity	174,950,802	185,761,375

Total	$235,037,543	$271,061,672

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,

	1999	2000

Total revenue	$123,443,294	$161,968,381

Cost of sales	(77,796,132)	(103,514,885)

Gross Profit	45,647,162	58,453,496

Selling expenses	26,981,949	36,388,883

Corporate, general and administrative expenses	4,647,302	6,061,338

Amortization of goodwill	331,892	480,000

Income from operations	13,686,019	15,523,275

Income from joint venture	107,349	485,206

Interest income (expense)	(256,863)	321,509

Income before income taxes	13,536,505	16,329,990

Income taxes	5,414,602	6,531,996

NET INCOME	$8,121,903	$9,797,994

Basic earnings per share	$0.53	$0.53

Diluted earnings per share	$0.48	$0.51

Weighted average shares outstanding:

Basic	15,276,825	18,481,100

Diluted	17,044,278	19,237,496

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	December 31,

	1999	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$8,121,903	$9,797,994

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,570,250	2,329,930

Equity earnings in joint venture investment	(107,349)	(485,207)

Gain on disposal of equipment	(10,300)	(5,000)

Changes in operating assets and liabilities, net of effects from acquisition of business:

Increase in accounts receivable	(9,040,857)	(13,679,964)

Increase in inventory	(5,756,373)	(5,601,946)

Increase in prepaid expenses and other assets	179,825	164,758

Increase in accounts payable and accrued expenses	17,141,132	17,844,040

Increase in customer deposits	1,050,834	2,204,648

Increase in deferred rent	110,683	185,331

Decrease in deferred warranty	(203,055)	(128,475)

Decrease in other liabilities	(228,680)	—

Net cash provided by operating activities	12,828,013	12,626,109

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(4,065,582)	(4,155,931)

Proceeds from sale of property and equipment	10,300	5,000

Purchase of marketable equity securities	—	(200,000)

Investment in joint venture	(2,675,203)	—

Acquisition of businesses	(100,321)	(3,837,048)

Net cash used in investing activities	(6,830,806)	(8,187,979)

CASH FLOWS FROM FINANCING ACTIVITIES:

Amount due to bank	2,209,118	(191,289)

Payments of long-term debt	(5,714,299)	(9,363)

Other equity transactions	236,203	156,846

Net cash provided (used) by financing activities	(3,268,978)	(43,806)

INCREASE IN CASH AND CASH EQUIVALENTS	2,728,229	4,394,324

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	999,495	34,292,555

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,727,724	$38,686,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$203,003	$4,569

Taxes	$989,000	$827,500

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

2. Accounting Policies

      The unaudited consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. Tweeter typically records its highest revenue and earnings in this first fiscal quarter.

3. Earnings per Share

      Tweeter computed earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share is calculated based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, adjusted for the nominal issuance of certain warrants and dilutive potential common shares (common stock options and warrants).

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Three Months Ended
	December 31,

	1999	2000

Basic Earnings Per Share:

Numerator:

Net income	$8,121,903	$9,797,994

Denominator:

Weighted average common shares outstanding	15,276,825	18,481,100

Basic earnings per share	$0.53	$0.53

Diluted Earnings Per Share:

Numerator	$8,121,903	$9,797,994

Denominator:

Weighted average shares outstanding	15,276,825	18,481,100

Potential common stock outstanding	1,767,453	756,396

Total	17,044,278	19,237,496

Diluted earnings per share	$0.48	$0.51

4. Comprehensive Income

      Comprehensive income for the three months ended December 31, 1999 and December 31, 2000 was as follows:

	Three Months Ended
	December 31,

	1999	2000

Net income	$8,121,903	$9,797,994

Change in fair value of long-term investments (net of tax)	453,809	(474,148)

Comprehensive income	$8,575,712	$9,323,846

5. Douglas TV

      On October 2, 2000, Tweeter completed the acquisition of the retail operations of Douglas TV, Inc. (“Douglas TV”). Douglas TV has four stores in the greater Chicago area, and reported retail revenue of approximately $30 million for calendar 1999. This transaction is being accounted for as a purchase. Tweeter’s total purchase price was $5.78 million in cash and shares of its common stock from its shelf registration filed on April 13, 1999 with the Securities and Exchange Commission. The results of operations for the acquired entity in the fiscal quarter ended December 31, 2000 were not significant. Accordingly, pro forma information has not been presented. The allocation of the purchase price resulted in goodwill to date of approximately $3,086,000, which is being amortized over twenty years using the straight-line method. The net assets acquired at fair market value on October 2, 2000 were allocated as follows:

Inventory	$5,427,000

Property and equipment	1,939,000

Accounts receivable/Prepaids	246,000

Other current liabilities	(2,739,000)

Deferred Warranty	(1,886,000)

Net assets purchased	2,987,000

Total purchase price and related costs (including the issuance of 36,849 shares of common stock with a fair market value of $1,330,000)	6,073,000

Goodwill	$3,086,000

6. New Accounting Pronouncements

      During 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133.” SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” Tweeter has implemented FASB Statement No. 133 during this quarter and there is no effect on the consolidated financial statements.

      On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. Tweeter implemented SAB No. 101 during the quarter ended December 31, 2000 and the net effect was a reduction in total revenues and cost of sales of $1,842,000 and $1,369,000 for the quarter ended December 31, 1999. The adoption of SAB No. 101 did not have any imp act on the results of operations for the quarter ended December 31, 2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter currently operates 96 stores under the Tweeter, Bryn Mawr Stereo & Video, HiFi Buys, United Audio Centers and Douglas TV names.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

      Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $38.5 million, or 31.2%, to $162.0 million for the three months ended December 31, 2000 from $123.4 million for the three months ended December 31, 1999. The increase was mainly comprised of $11.4 million from new stores, a comparable store sales increase of $1.5 million, and $24.8 million derived by sales from the acquis itions of United Audio Centers and Douglas TV. Comparable store sales, excluding United Audio Centers and Douglas TV, increased by 1.3%. The United Audio Centers and Douglas TV stores had a comparable store sales decrease of 10.4%. Digital technology products continued to drive sales in the first quarter of fiscal 2001. Digital product sales in all categories exceeded 43% of revenues for the quarter. Digital and digital ready projection televisions accounted for over 79% of all projection TV sales, and 13.8% of the total revenue. Projection television sales were up from last year 19.3% for the quarter ended December 31, 2000. Digital and digital ready tube televisions accounted for almost 40% of all tubes sold in the quarter ended December 31, 2000, and represented 5.1% of total revenue. Tube television sales were up 12.0% for the quarter from last year. Digital camcorder sales represented almost 85% of the category and digital receivers represented 75% of the receiver category.

      Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $25.7 million, or 33.1%, to $103.5 million for the three months ended December 31, 2000 from $77.8 million for the three months ended December 31, 1999. Gross profit increased $12.8 million, or 28.1%, to $58.5 million for the three months ended December 31, 2000 from $45.6 million for the three months ended December 31, 1999. The gross margin percentage decreased 90 basis points, to 36.1% for the three months ended December 31, 2000, from 37.0% for the three months ended December 31, 1999. The decrease in margin was primarily due to the acquisition of Douglas TV, which for the quarter had a higher mix of video than Tweeter’s other stores. Douglas TV stores had a 24 basis point negative impact for the quarter. In addition, the Company had an overall increase in video as part of the total product mix. Video gross margins are not typically as high as the other product categories. Lastly, Tweeter had higher than planned for distribution costs, which are included in cost of goods. This is primarily due to running three separate facilities in the Chicago marketplace in the first quarter. This accounted for 35 basis points of the gross margin decline.

      Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees and excludes corporate, general and administrative expenses. Selling expenses increased $9.4 million, or 34.9%, to $36.4 million for the three months ended December 31, 2000 from $27.0 million for the three months ended December 31, 1999. As a percentage of revenue, selling expenses increased to 22.5% for the three months ended December 31, 2000 from 21.9% for the three months ended December 31, 1999. This increase was primarily due to higher payroll costs associated with increased infrastructure of the home installation departments.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 30.4% to $6.1 million for the three months ended December 31, 2000 from $4.6 million for the three months ended December 31, 1999. As a percentage of total revenue, corporate general and administrative expenses decreased to 3.7% for the three months ended December 31, 2000 from 3.8% for the three months ended December 31, 1999. This decrease was the result of leveraging the additional sales volume of new stores and the acquisitions of United Audio Centers and Douglas TV.

      Amortization of Goodwill. Amortization of goodwill increased to $480,000 for the three months ended December 31, 2000 from $332,000 for the three months ended December 31, 1999. The increase was due to the completion of the United Audio Centers acquisition on April 1, 2000 and the Douglas TV acquisition on October 2, 2000.

      Net Interest Income (Expense). Net interest income increased to $322,000 for the three months ended December 31, 2000 from a net interest expense of $257,000 for the three months ended December 31, 1999. The increase was due to the elimination of outstanding debt with the proceeds from our follow-on offering on February 7, 2000 and investment income realized on our outstanding cash balances.

      Income Taxes. The effective tax rate for the fiscal quarters ended December 31, 2000 and December 31, 1999 was 40.0%. Tweeter expects that the income tax rate for the fiscal year ending September 30, 2001 will remain substantially unchanged.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $12.6 million for the three months ended December 31, 2000 compared to $12.8 million in cash provided by operating activities for the three months ended December 31, 1999. Cash used by operations in 2000 was primarily the result of increases in inventory of $5.6 million and accounts receivable of $13.7 million. Cash generated from operations included, primarily, an increase in accounts payable and accrued expenses of $17.8 million, $9.8 million in net income and an increase in customer deposits of $2.2 million. The adjustments to reconcile net income to cash provided by operating activities consist primarily of $2.3 million for depreciation and amortization, as well as minor changes in other operating accounts.

      At December 31, 2000, working capital was $89.0 million, compared to $83.5 million at September 30, 2000. The ratio of current assets to current liabilities was 2.12 to 1 at December 31, 2000 and 2.51 to 1 at September 30, 2000. Capital expenditures for the three months ended December 31, 2000 were $4.2 million, primarily used for the building of new stores and the relocation of existing stores.

      Net cash used by financing activities during the three months ended December 31, 2000 was $44,000.

      Tweeter had available at December 31, 2000 a $50,000,000 revolving credit facility, and there were no balances outstanding at December 31, 2000.

      On October 2, 2000, Tweeter completed the acquisition of certain assets and liabilities of Douglas TV. This transaction was accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to Douglas TV are included in the consolidated statements of operations from the acquisition date. The total purchase price, including acquisition costs to date, was approximately $6.1 million, $1.3 million of which was paid through the issuance of 36,849 shares of the Company’s common stock.

      Tweeter believes that its existing cash, together with cash generated by operations and available borrowings under its credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. If management pursues additional acquisitions within this period, however, such acquisitions could strain Tweeter’s capital resources. Furthermore, due to the seasonality of its business, Tweeter’s working capital needs are significantly higher the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future.

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

133.” Tweeter has implemented FASB Statement No. 133 during this quarter and there is no effect on the consolidated financial statements.

      On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. Tweeter implemented SAB No. 101 during the quarter ended December 31, 2000 and the net effect was a reduction in total revenues and cost of sales of $1,842,000 and $1,369,000 for the quarter ended December 31, 1999. The adoption of SAB No. 101 did not have any impact on the results of operations for the quarter ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including those relating to the income tax rate for fiscal 2001, Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in Tweeter’s Registration Statement filed on Form S-3 (SEC file number 333-94433) on January 11, 2000 and in the Company’s Annual Report on Form 10-K filed on December 18, 2000, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Tweeter’s credit facility provides for borrowings which bear interest at variable rates based on either (i) the higher of Fleet National Bank’s Base Rate or the Federal Funds rate plus 0.50% or (ii) the London Interbank Offering Rate (LIBOR) plus an applicable margin varying from 100 to 175 basis points. Tweeter had no borrowings outstanding pursuant to the credit facility as of December 31, 2000. Tweeter believes that the effect, if any, of reasonably possible near-term changes in interest rates on Tweeter’s financial position, results of operations, and cash flows should not be material.

      At December 31, 2000, the Company had approximately $1.1 million in marketable equity securities classified as “available-for-sale.” Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by approximately $110,000.

      Currently, Tweeter does not enter into financial instrument transactions for speculative purposes or to manage interest rate exposure.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K.

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By: /s/ Joseph McGuire JOSEPH MCGUIRE, Chief Financial Officer

Date: January 31, 2001