Form 10-Q
period 2001-03-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2001-04-27
CIK 1060390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes     No

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at April 26, 2001
Common Stock, $.01 par value	18,645,967

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2000	2001

		(Unaudited)

Assets

Current Assets:

Cash and cash equivalents	$34,292,555	$26,282,706

Accounts receivable, net of allowance for doubtful accounts of $800,000 at September 30, 2000 and $819,000 at March 31, 2001	14,662,914	16,634,980

Inventory	85,967,261	81,531,915

Deferred tax assets	2,424,294	2,493,610

Prepaid expenses and other current assets	1,578,893	2,440,431

Total current assets	138,925,917	129,383,642

Investment in joint venture	3,214,451	3,868,631

Long-term investments	1,653,109	4,353,721

Property and equipment, net	51,937,902	61,445,691

Other assets, net	1,262,874	728,483

Goodwill, net	38,043,290	41,255,052

Total	$235,037,543	$241,035,220

Liabilities and Stockholders’ Equity

Current Liabilities:

Current portion of long-term debt	$63,074	$67,245

Amount due to bank	8,865,870	4,877,864

Accounts payable	21,499,910	10,285,029

Accrued expenses	19,509,166	22,080,680

Customer deposits	5,153,801	6,233,587

Deferred warranty	294,477	679,014

Total current liabilities	55,386,298	44,223,419

Long-Term Debt:

Notes payable to bank	13,638	3,310

Other Long-Term Liabilities:

Rent related accruals	3,489,645	4,118,330

Deferred warranty	72,504	1,356,746

Deferred tax liabilities	1,124,656	816,342

Total other long-term liabilities	4,686,805	6,291,418

Total liabilities	60,086,741	50,518,147

Stockholders’ Equity

Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—

Common stock, $.01 par value, 60,000,000 shares authorized; 20,251,734 shares issued at September 30, 2000 and 20,517,896 at March 31, 2001	202,517	205,179

Additional paid in capital	144,538,059	146,559,302

Accumulated other comprehensive income	176,208	131,899

Retained earnings	31,928,911	45,510,457

Total	176,845,695	192,406,837

Less treasury stock: 1,879,911 shares at September 30, 2000 and 1,872,585 shares at March 31, 2001, at cost	(1,894,893)	(1,889,764)

Total stockholders’ equity	174,950,802	190,517,073

Total	$235,037,543	$241,035,220

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2000	2001	2000	2001

Total revenue	$86,142,495	$117,832,704	$209,585,779	$279,801,085

Cost of sales	(54,264,080)	(74,027,391)	(132,060,203)	(177,542,276)

Gross Profit	31,878,415	43,805,313	77,525,576	102,258,809

Selling expenses	22,804,215	31,510,466	49,786,164	67,899,349

Corporate, general and administrative expenses	4,586,196	6,094,651	9,233,498	12,155,989

Amortization of goodwill	337,650	480,000	669,542	960,000

Income from operations	4,150,354	5,720,196	17,836,372	21,243,471

Income from joint venture	90,985	198,973	198,334	684,180

Interest income, net	269,246	380,163	12,383	701,671

Income before income taxes	4,510,585	6,299,332	18,047,089	22,629,322

Income taxes	1,804,201	2,515,781	7,218,803	9,047,777

NET INCOME	$2,706,384	$3,783,551	$10,828,286	$13,581,545

Basic earnings per share	$0.16	$0.20	$0.68	$0.73

Diluted earnings per share	$0.15	$0.20	$0.61	$0.71

Weighted average shares outstanding:

Basic	16,604,852	18,630,582	15,937,210	18,555,020

Diluted	18,348,423	19,132,049	17,700,307	19,191,483

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$10,828,286	$13,581,546

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,313,169	4,945,628

Equity earnings in joint venture investment	(198,334)	(684,180)

Gain on disposal of equipment	(20,300)	(5,000)

Provision for uncollectible accounts	—	45,000

Deferred income tax benefit	—	(348,092)

Changes in operating assets and liabilities, net of effects from acquisition of business:

Increase in accounts receivable	(4,435,583)	(1,873,281)

(Increase) decrease in inventory	(10,301,702)	9,861,962

Increase in prepaid expenses and other assets	(490,379)	(246,804)

Decrease in accounts payable and accrued expenses	(24,184)	(10,255,729)

Increase in customer deposits	1,156,674	28,747

Increase in deferred rent	227,117	628,685

Decrease in deferred warranty	(379,966)	(217,266)

Decrease in other liabilities	(261,020)	—

Net cash (used) provided by operating activities	(586,222)	15,461,216

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(7,783,105)	(11,502,921)

Proceeds from sale of property and equipment	20,300	5,000

Purchase of marketable equity securities	—	(2,774,459)

Investment in joint venture	—	—

Acquisition of businesses	(100,321)	(4,828,359)

Net cash used in investing activities	(7,863,126)	(19,100,739)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in amount due to bank	429,632	(5,063,328)

Payments of long-term debt	(5,717,827)	(6,157)

Issuance of common stock, net of issuance cost	60,067,269	623,268

Other equity transactions	679,528	75,891

Investment in joint venture	(2,745,033)	—

Net cash provided (used) by financing activities	52,713,569	(4,370,326)

INCREASE IN CASH AND CASH EQUIVALENTS	44,264,221	(8,009,849)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	999,495	34,292,555

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,263,716	$26,282,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$343,218	$8,048

Taxes	$5,303,528	$7,958,500

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

2.  Accounting Policies

      The unaudited consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the six-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. Tweeter typically records its highest revenue and earnings in the first fiscal quarter.

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Three Months Ended
	March 31,

	2000	2001

Basic Earnings Per Share:

Numerator:

Net Income	$2,706,384	$3,783,551

Denominator:

Weighted average common shares outstanding	16,604,852	18,630,582

Basic earnings per share	$0.16	$0.20

Diluted Earnings Per Share:

Numerator	$2,706,384	$3,783,551

Denominator:

Weighted average shares outstanding	16,604,852	18,630,582

Potential common stock outstanding	1,743,571	501,467

Total	18,348,423	19,132,049

Diluted earnings per share	$0.15	$0.20

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

4.  Comprehensive Income

      Comprehensive income for the three and six months ended March 31, 2000 and March 31, 2001 was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2000	2001	2000	2001

Net income	$2,706,384	$3,783,551	$10,828,286	$13,581,545

Change in fair value of long-term investments (net of tax)	(142,931)	429,840	310,878	(44,309)

Comprehensive income	$2,563,453	$4,213,391	$11,139,164	$13,537,236

5.  Douglas TV Acquisition

      On October 2, 2000, Tweeter completed the acquisition of the retail operations of Douglas TV, Inc. (“Douglas TV”). Douglas TV has four stores in the greater Chicago area, and reported retail revenue of approximately $30 million for calendar 1999. This transaction is being accounted for as a purchase. Tweeter’s total purchase price was $5.78 million in cash and shares of its common stock from its shelf registration filed on April 13, 1999 with the Securities and Exchange Commission. The results of operations for the acquired entity for the six months and three months ended March 31, 2001 were not significant. Accordingly, pro forma information has not been presented. The allocation of the purchase price resulted in goodwill to date of approximately $3,308,000, which is being amortized over twenty years using the straight-line method. The approximate net assets acquired at fair market value on October 2, 2000 were allocated as follows:

Inventory	$5,427,000

Property and equipment	1,939,000

Accounts receivable/ Prepaids	246,000

Other current liabilities	(2,739,000)

Deferred Warranty	(1,886,000)

Net assets purchased	2,987,000

Total purchase price and related costs (including the issuance of 36,849 shares of common stock with a fair market value of $1,330,000)	6,295,000

Goodwill	$3,308,000

6.  The Video Scene, Inc. dba Big Screen City, Acquisition

      On March 22, 2001, the Company announced it had reached in principle an agreement to acquire The Video Scene, Inc. dba Big Screen City, located in the greater San Diego, CA and Temecula, CA areas. Big Screen City is a four-store specialty consumer electronics retailer with annual sales approaching $16 million, and has been in business in the San Diego market for 20 years. The transaction is expected to be completed on or about May 1, 2001. Tweeter will pay approximately $4.0 million in cash and $1.0 million in stock for all of the outstanding common stock of The Video Scene, Inc. dba Big Screen City. The company intends to issue these shares from its shelf registration filed on April 13, 1999, and amended on December 23, 1999. The transaction will be accounted for as a purchase.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

7.  Subsequent Events

      On April 6, 2001, Tweeter announced that it has reached an agreement in principle to acquire SMK Marketing, Inc., dba Audio Video Systems, located in the greater Charlotte, North Carolina area. Audio Video Systems is a three-store specialty consumer electronics retailer with annual sales of approximately $15 million, and has been in business in the Charlotte market for 13 years. The transaction is expected to be completed on or about June 1, 2001. Tweeter expects to fund the acquisition with a combination of cash and stock with an approximate current value of $4.75 million for the Assets of Audio Video Systems. The company intends to issue these shares from its shelf registration filed on April 13, 1999, and amended on December 23, 1999. The transaction will be accounted for as a purchase.

      On April 13, 2001, Cyberian Outpost, Inc. (COOL) the operators of Outpost.com, announced that they are in the early stages of evaluating restructuring options. Outpost.com is an equity partner in a joint venture (Tweeter.Outpost.com, LLC) that operates the company’s commercial Internet effort. At this time Tweeter does not believe such restructuring will result in a material impact on the financial position or results of operations of the Company.

8.  New Accounting Pronouncements

      During 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133.” SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” Tweeter implemented FASB Statement No. 133 on the first day of fiscal 2001 and there is no effect on the consolidated financial statements.

      On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. Tweeter implemented SAB No. 101 during the quarter ended December 31, 2000. The net effect for the six months ended March 31, 2001 and March 31, 2000 was a reduction in total revenues and cost of sales of $3,331,000 and $2,362,000 and the net effect for the three months ended March 31, 2001 and March 31, 2000 was $1,489,000 and $993,000. The adoption of SAB No. 101 did not have any impact on the results of operations for the six months ended March 31, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter currently operates 96 stores under the Tweeter and HiFi Buys names.

Results of Operations

  Three Months Ended March 31, 2001 as Compared to Three Months Ended March 31, 2000

      Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $31.7 million, or 36.8%, to $117.8 million for the three months ended March 31, 2001 from $86.1 million for the three months ended March 31, 2000. The increase was mainly comprised of $8.3 million from new stores, a comparable store sales increase of $2.9 million, and $19.2 million from the United Audio Centers and Douglas TV acquisitions. Comparable store sales, excluding United Audio Centers and Douglas TV, increased by 3.6%. The United Audio Centers and Douglas TV stores had a comparable store sales decrease of 7.4%. Digital technology products continued to drive sales in the quarter ended March 31, 2001. Digital product sales in all categories accounted for 42.8% of revenues for the quarter. Digital and digital ready projection televisions represented over 82% of all projection TV sales, and 17.4% of the total revenue. Unit sales of plasma televisions more than doubled and plasma television revenues increased 113%. Revenue from the sales of projection televisions compared to last year was up over 28% for the quarter ended March 31, 2001. Digital and digital ready tube televisions accounted for over 44% of all tube televisions sold in the quarter ended March 31, 2001, and represented 5.9% of total revenue. Tube television revenue increased 13.8% for the quarter compared to the same quarter last year. Digital camcorder sales represented over 88% of the category and digital receivers accounted for over 72% of the receiver category. The sales of digital personal video recorders grew to over 16% of the VCR business and unit sales increased over 224%.

      Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $19.8 million, or 36.4%, to $74.0 million for the three months ended March 31, 2001 from $54.3 million for the three months ended March 31, 2000. Gross profit increased $11.9 million, or 37.4%, to $43.8 million for the three months ended March 31, 2001 from $31.9 million for the three months ended March 31, 2000. The gross margin percentage increased 20 basis points, to 37.2% for the three months ended March 31, 2001, from 37.0% for the three months ended March 31, 2000. The increase in margin was primarily due to the continued strength of the digital product sales. The sales of all digital categories increased to 42.8% of total revenues for the quarter ended March 31, 2001 compared to 24.4% for the same period last year. Also contributing to the increase was the labor generated from the Company’s efforts to pursue the home installation business.

      Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees and excludes corporate, general and administrative expenses. Selling expenses increased $8.7 million, or 38.2%, to $31.5 million for the three months ended March 31, 2001 from $22.8 million for the three months ended March 31, 2000. As a percentage of revenue, selling expenses increased to 26.7% for the three months ended March 31, 2001 from 26.5% for the three months ended March 31, 2000. This increase was largely due to higher payroll costs related to the increased infrastructure of the home installation departments.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 32.9% to $6.1 million for the three months ended March 31, 2001 from $4.6 million for the three months ended March 31, 2000. As a percentage of total revenue, corporate general and administrative expenses decreased to 5.2% for the three months ended March 31, 2001 from 5.3% for the three months ended March 31, 2000. This decrease was the result of leveraging the additional sales volume of new stores and the acquisitions of United Audio Centers and Douglas TV as well as a deliberate effort by management to slow the growth in these expenses.

      Amortization of Goodwill. Amortization of goodwill increased to $480,000 for the three months ended March 31, 2001 from $338,000 for the three months ended March 31, 2000. The increase was due to the completion of the United Audio Centers acquisition on April 1, 2000 and the Douglas TV acquisition on October 2, 2000.

      Net Interest Income. Net interest income increased to $380,000 for the three months ended March 31, 2001 from $269,000 for the three months ended March 31, 2000. The increase was due to the elimination of outstanding debt with the proceeds from our follow-on offering on February 7, 2000 and investment income realized from our cash management efforts.

      Income Taxes. The effective tax rate for the fiscal quarters ended March 31, 2001 and March 31, 2000 was 40.0%. Tweeter expects that the income tax rate for the fiscal year ending September 30, 2001 will remain substantially unchanged.

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

  Six Months Ended March 31, 2001 as Compared to Six Months Ended March 31, 2000

      Total Revenue. Total revenue increased $70.2 million, or 33.5%, to $279.8 million for the six months ended March 31, 2001 from $209.6 million for the six months ended March 31, 2000. The increase was mainly comprised of $21.7 million from new stores, $4.4 million from comparable store sales growth and $43.9 million derived by sales from the acquisitions of United Audio Centers and Douglas TV. Comparable store sales, excluding United Audio Centers and Douglas TV, increased by 2.3%. Digital technology products continue to drive sales performance as it represented 43.1% of revenues for the six months ended March 31, 2001.

      Gross Profit. Cost of sales increased $45.5 million, or 34.4% to $177.5 million for the six months ended March 31, 2001 from $132.1 million for the six months ended March 31, 2000. Gross profit increased $24.7 million, or 31.9% to $102.3 million for the six months ended March 31, 2001 from $77.5 million for the six months ended March 31, 2000. The gross margin percentage decreased 50 basis points to 36.5% from 37.0% last year. The decrease in margin primarily occurred in the first quarter and was attributed to three factors. The acquisition of Douglas TV which has a higher video mix than the other Tweeter stores. This contributed to 40 basis points of the decline for the six months ended March 31, 2001. The Company’s overall video mix increased as a percentage of the total product mix. The last contributing factor was higher distribution costs, which are included in cost of sales. For the six months ended March 31, 2001, there was a 50 basis point negative effect on the gross margin percentage. This was mostly attributable to the running of three distribution centers in the Chicago marketplace as the Company transitioned from three smaller distribution centers into one larger one. These decreases in gross profit were offset by an increase in revenue from the pursuit of the home installation business.

      Selling Expenses. Selling expenses increased $18.1 million, or 36.4%, to $67.9 million for the six months ended March 31, 2001 from $49.8 million for the six months ended March 31, 2000. As a percentage of revenue, selling expenses increased to 24.3% for the six months ended March 31, 2001 from 23.8% in the prior year period. This increase was primarily due to higher payroll costs associated with increased infrastructure of the home installation departments.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the six months ended March 31, 2001 increased 31.7% to $12.2 million from $9.2 million for the six months ended March 31, 2000. As a percentage of total revenue, corporate general and administrative expenses decreased to 4.3% for the six months ended March 31, 2001 from 4.4% for the prior year period. This decrease was the result of leveraging the additional sales volume of new stores and the acquisitions of United Audio Centers and Douglas TV.

      Amortization of Goodwill. Amortization of goodwill increased to $960,000 for the six months ended March 31, 2001 from $670,000 for the six months ended March 31, 2000. The increase was due to United Audio Centers acquisition on April 1, 2000 and the Douglas TV acquisition on October 2, 2000.

      Net Interest Income. Net interest income increased to $702,000 for the six months ended March 31, 2001 from $12,000 for the six months ended March 31, 2000. The increase was due to the elimination of outstanding debt with the proceeds from our follow-on offering on February 7, 2000 and investment income realized on our outstanding cash balances.

      Income Taxes. The effective tax rate for the six months ended March 31, 2001 and March 31, 2000 was 40.0%. Tweeter expects that the income tax rate for the year ending September 30, 2001 will approximate 40.0%.

Liquidity and Capital Resources

      Net cash provided by operating activities was $15.4 million for the six months ended March 31, 2001 compared to a use of cash by operating activities for the six months ended March 31, 2000 of $600,000. Cash provided by operations in 2001 was primarily the result of net income of $13.6 million and a decrease in inventory of $9.9 million. Cash used from operations included, primarily, a decrease in accounts payable and accrued expenses of $10.3 million and an increase in accounts receivable of $1.9 million. The adjustments to reconcile net income to cash provided by operating activities consist primarily of $4.9 million for depreciation and amortization, as well as minor changes in other operating accounts.

      At March 31, 2001, working capital was $85.2 million, compared to $83.5 million at September 30, 2000. The ratio of current assets to current liabilities was 2.93 to 1 at March 31, 2001 and 2.51 to 1 at September 30, 2000.

      Cash used in investing activities for the six months ended March 31, 2001 included capital expenditures of $11.5 million, primarily used for the building of new stores and the relocation of existing stores, $4.8 million used in acquiring businesses, and $2.8 million to purchase marketable equity securities.

      Net cash used by financing activities during the six months ended March 31, 2001 was $4.4 million, which was predominantly due to a decrease in amount due to bank.

      Tweeter had available at March 31, 2001 a $50,000,000 revolving credit facility, and there were no balances outstanding at March 31, 2001.

      On October 2, 2000, Tweeter completed the acquisition of certain assets and liabilities of Douglas TV. This transaction was accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to Douglas TV are included in the consolidated statements of operations from the acquisition date. The total purchase price, including acquisition costs to date, was approximately $6.3 million, $1.3 million of which was paid through the issuance of 36,849 shares of the Company’s common stock.

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

New Accounting Pronouncements

      During 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133.” SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS 138,

“Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” Tweeter implemented FASB Statement No. 133 on the first day of fiscal 2001 and there is no effect on the consolidated financial statements.

      On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. Tweeter implemented SAB No. 101 during the quarter ended December 31, 2000. The net effect for the six months ended March 31, 2001 and March 31, 2000 was a reduction in total revenues and cost of sales of $3,331,000 and $2,362,000 and the net effect for the three months ended March 31, 2001 and March 31, 2000 was $1,489,000 and $993,000. The adoption of SAB No. 101 did not have any impact on the results of operations for the six months ended March 31, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Tweeter’s credit facility provides for borrowings which bear interest at variable rates based on either (i) the higher of Fleet National Bank’s Base Rate or the Federal Funds rate plus 0.50% or (ii) the London Interbank Offering Rate (LIBOR) plus an applicable margin varying from 100 to 175 basis points. Tweeter had no borrowings outstanding pursuant to the credit facility as of March 31, 2001. Tweeter believes that the effect, if any, of reasonably possible near-term changes in interest rates on Tweeter’s financial position, results of operations, and cash flows should not be material.

      At March 31, 2001, the Company had approximately $3.3 million in marketable equity securities classified as “available-for-sale.” Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by approximately $330,000.

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

TWEETER HOME ENTERTAINMENT
GROUP, INC.

By:	/s/JOSEPH MCGUIRE

Joseph McGuire,
Chief Financial Officer

Date: April 27, 2001