Form 10-Q
period 2001-06-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2001-08-10
CIK 1060390

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 3, 2001

Common Stock, $.01 par value	23,149,758

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2000	2001

		(Unaudited)

Assets

Current Assets:

Cash and cash equivalents	$34,292,555	$26,517,573

Accounts receivable, net of allowance for doubtful accounts of $800,000 at September 30, 2000 and $844,000 at June 30, 2001	14,662,914	22,973,098

Inventory	85,967,261	81,567,454

Deferred tax assets	2,424,294	2,588,127

Prepaid expenses and other current assets	1,578,893	3,933,741

Total current assets	138,925,917	137,579,993

Investment in joint venture	3,214,451	3,446,508

Long-term investments	1,653,109	10,189,681

Property and equipment, net	51,937,902	76,695,615

Other assets, net	1,262,874	521,881

Goodwill, net	38,043,290	51,500,889

Total	$235,037,543	$279,934,567

Liabilities and Stockholders’ Equity

Current Liabilities:

Current portion of long-term debt	$63,074	$69,229

Amount due to bank	8,865,870	5,435,449

Accounts payable	21,499,910	30,994,551

Accrued expenses	19,509,166	29,105,680

Customer deposits	5,153,801	6,778,542

Deferred warranty	294,477	726,942

Total current liabilities	55,386,298	73,110,393

Long-Term Debt:

Notes payable to bank	13,638	3,310

Other Long-Term Liabilities:

Rent related accruals	3,489,645	4,065,640

Deferred warranty	72,504	725,086

Deferred tax liabilities	1,124,656	3,129,259

Total other long-term liabilities	4,686,805	7,919,985

Total liabilities	60,086,741	81,033,688

Stockholders’ Equity

Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—

Common stock, $.01 par value, 60,000,000 shares authorized; 20,251,734 shares issued at September 30, 2000 and 20,642,498 at June 30, 2001	202,517	206,430

Additional paid in capital	144,538,059	149,009,034

Accumulated other comprehensive income	176,208	3,593,323

Retained earnings	31,928,911	47,976,401

Total	176,845,695	200,785,188

Less treasury stock: 1,879,911 shares at September 30, 2000 and 1,864,791 shares at June 30, 2001, at cost	(1,894,893)	(1,884,309)

Total stockholders’ equity	174,950,802	198,900,879

Total	$235,037,543	$279,934,567

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Total revenue	$93,486,226	$110,038,056	$303,072,003	$389,839,141

Cost of sales	(59,528,277)	(70,017,266)	(191,588,534)	(247,559,541)

Gross Profit	33,957,949	40,020,790	111,483,469	142,279,600

Selling expenses	25,765,427	29,984,767	75,551,532	97,884,116

Corporate, general and administrative expenses	4,979,969	5,739,587	14,213,470	17,895,576

Amortization of goodwill	433,650	521,137	1,103,192	1,481,137

Income from operations	2,778,903	3,775,299	20,615,275	25,018,771

Income from joint venture	168,545	92,877	366,879	777,057

Interest income, net	528,149	248,318	540,532	949,989

Income before income taxes	3,475,597	4,116,494	21,522,686	26,745,817

Income taxes	1,390,238	1,650,550	8,609,041	10,698,327

NET INCOME	$2,085,359	$2,465,944	$12,913,645	$16,047,490

Basic earnings per share	$0.12	$0.13	$0.78	$0.86

Diluted earnings per share	$0.11	$0.13	$0.71	$0.83

Weighted average shares outstanding:

Basic	17,862,213	18,717,060	16,576,536	18,609,033

Diluted	19,432,720	19,396,276	18,277,504	19,283,544

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$12,913,644	$16,047,490

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,185,673	7,570,232

Income from joint venture	(366,879)	(777,057)

Gain on disposal of equipment	(25,800)	(10,000)

Provision for uncollectible accounts	—	67,500

Deferred income tax benefit	—	(437,308)

Changes in operating assets and liabilities, net of effects from acquisition of business:

Increase in accounts receivable	(3,461,374)	(6,769,615)

(Increase) decrease in inventory	(6,039,418)	12,277,580

Increase (decrease) in prepaid expenses and other assets	453,419	(1,569,587)

Increase (decrease) in accounts payable and accrued expenses	(688,711)	11,892,920

(Increase) decrease in customer deposits	(778,575)	716,715

Increase in deferred rent	357,551	575,995

Decrease in deferred warranty	(536,650)	(808,679)

Decrease in other liabilities	(279,500)	—

Net cash provided by operating activities	6,733,380	38,776,186

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(12,685,077)	(28,650,896)

Proceeds from sale of property and equipment	25,800	10,000

Purchase of marketable equity securities	—	(2,841,379)

Acquisition of businesses	(2,435,072)	(10,933,971)

Net cash used in investing activities	(15,094,349)	(42,416,246)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in amount due to bank	46,810	(3,685,372)

Payments of long-term debt	(8,126,760)	(2,037,456)

Issuance of common stock, net of issuance cost	60,011,256	846,520

Other equity transactions	1,574,399	241,386

Investment in joint venture	(2,745,033)	500,000

Net cash provided (used) by financing activities	50,760,672	(4,134,922)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,399,703	(7,774,982)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	999,495	34,292,555

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,399,198	$26,517,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$375,944	$11,527

Taxes	$6,831,947	$8,611,431

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

2.  Accounting Policies

      The unaudited consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the nine-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. Tweeter typically records its highest revenue and earnings in the first fiscal quarter.

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Basic Earnings Per Share:

Numerator:

Net income	$2,085,359	$2,465,944	$12,913,645	$16,047,490

Denominator:

Weighted average common shares outstanding	17,862,213	18,717,060	16,576,536	18,609,033

Basic earnings per share	$0.12	$0.13	$0.78	$0.86

Diluted Earnings Per Share:

Numerator:	$2,085,359	$2,465,944	$12,913,645	$16,047,490

Denominator:

Weighted average shares outstanding	17,862,213	18,717,060	16,576,536	18,609,033

Potential common stock outstanding	1,570,507	679,216	1,700,968	674,511

Total	19,432,720	19,396,276	18,277,504	19,283,544

Diluted earnings per share	$0.11	$0.13	$0.71	$0.83

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Comprehensive Income

      Comprehensive income for the three and nine months ended June 30, 2000 and June 30, 2001 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net income	$2,085,359	$2,465,944	$12,913,631	$16,047,490

Change in fair value of long-term investments (net of tax)	(324,901)	3,461,424	(14,023)	3,417,115

Comprehensive income	$1,760,458	$5,927,368	$12,899,608	$19,464,605

      The long-term investments primarily are comprised of an investment in Sound Advice, Inc. of 7.6% of their total outstanding shares as of June 30, 2001.

5.  Douglas TV Acquisition

      On October 2, 2000, Tweeter completed the acquisition of the retail operations of Douglas TV, Inc. (“Douglas TV”). Douglas TV has four stores in the greater Chicago area, and reported retail revenue of approximately $30 million for calendar 1999. This transaction is being accounted for as a purchase. Tweeter’s total purchase price was paid in cash and shares of its common stock from its shelf registration filed on April 13, 1999 with the Securities and Exchange Commission. The results of operations for the acquired entity for the nine months and three months ended June 30, 2001 would not have been significant to the consolidated operations of Tweeter. Accordingly, pro forma information has not been presented. The allocation of the purchase price, which is preliminary, resulted in goodwill to date of approximately $5,073,000, which is being amortized over twenty years using the straight-line method. The approximate net assets acquired at fair market value on October 2, 2000 were allocated as follows:

Inventory	$4,124,000

Property and equipment	1,108,000

Accounts receivable/Prepaids	488,000

Other current liabilities	(2,506,000)

Notes Payable	(200,000)

Deferred Warranty	(1,894,000)

Net assets purchased	1,120,000

Total purchase price and related costs (including the issuance of 36,849 shares of common stock with a fair market value of $1,330,000)	6,193,000

Goodwill	$5,073,000

6.  Big Screen City Acquisition

      On May 1, 2001, Tweeter completed the acquisition of The Video Scene, Inc. dba Big Screen City, located in the greater San Diego, CA and Temecula, CA areas. (“Big Screen City”). Big Screen City has four stores and reported retail revenue of approximately $16 million for calendar 2000. This transaction is being accounted for as a purchase. Tweeter’s total purchase price was paid in cash and 50,973 shares of its common stock from its shelf registration filed on April 13, 1999 with the Securities and Exchange Commission. The results of operations for the acquired entity for the nine months and three months ended June 30, 2001 would not have been significant to the consolidated operations of Tweeter. Accordingly, pro forma information has

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not been presented. The allocation of the purchase price, which is preliminary, resulted in goodwill to date of approximately $5,596,000, which is being amortized over twenty years using the straight-line method. The approximate net liabilities assumed at fair market value on May 1, 2001 were allocated as follows:

Inventory	$1,500,000

Property and equipment	158,000

Accounts receivable/Prepaids	662,000

Other current liabilities	(2,218,000)

Notes Payable	(321,000)

Net liabilities assumed	(219,000)

Total purchase price and related costs (including the issuance of 50,973 shares of common stock with a fair market value of $1,067,000)	5,377,000

Goodwill	$5,596,000

7.  Audio Video Systems Acquisition

      On June 1, 2001, Tweeter completed the acquisition of the retail operations of SMK Marketing, Inc. dba Audio Video Systems, located in the greater Charlotte, North Carolina area. (“Audio Video Systems”). Audio Video Systems has three stores and reported retail revenue of approximately $15 million for calendar 2000. This transaction is being accounted for as a purchase. Tweeter’s total purchase price was paid in cash and 40,717 shares of its common stock from its shelf registration filed on April 13, 1999 with the Securities and Exchange Commission. The results of operations for the acquired entity for the nine months and three months ended June 30, 2001 would not have been significant to the consolidated operations of Tweeter. Accordingly, pro forma information has not been presented. The allocation of the purchase price, which is preliminary, resulted in goodwill to date of approximately $3,894,000, which is being amortized over twenty years using the straight-line method. The approximate net liabilities assumed at fair market value on June 1, 2001 were allocated as follows:

Inventory	$2,254,000

Property and equipment	852,000

Accounts receivable/Prepaids/Other	856,000

Other current liabilities	(2,637,000)

Notes Payable	(1,513,000)

Net liabilities assumed	(188,000)

Total purchase price and related costs (including the issuance of 40,717 shares of common stock with a fair market value of $1,084,000)	3,706,000

Goodwill	$3,894,000

8.  Tweeter@Outpost.com Joint Venture

      On May 30, 2001, Cyberian Outpost, Inc. (COOL) the operators of Outpost.com, announced that they had filed a definitive merger agreement with PC Connection, Inc. (PCCC). Outpost.com is an equity partner in a joint venture (Tweeter.Outpost.com, LLC) that operates the company’s commercial Internet effort. Tweeter believes that this merger will not result in a material impact on the financial position or results of operations of the Company.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 9, 2001, Cyberian Outpost, Inc. (COOL) the operators of Outpost.com, announced that Fry Electronics, Inc. had offered to acquire them for a cash price of $.70 per share. At this time Tweeter has no knowledge of the outcome of this offer.

9.  Sound Advice Merger

      On June 1, 2001, Tweeter signed a definitive merger agreement with Sound Advice, Inc., a 33-store specialty consumer electronics retailer with annual sales of approximately $200 million operating in the Florida markets for 27 years. The merger is structured as a tax-free exchange for stock and will be accounted for by Tweeter as a purchase. Under the terms of the agreement, each share of Sound Advice common stock will be converted into Tweeter common stock, at an exchange ratio of 1 for 1 while the five-day average market price for Tweeter is between $21 and $30 per share. If the five-day average price for Tweeter common stock at the time of closing is above $30 per share, the exchange ratio will decrease in order to maintain $30 per share. If the five-day average price for Tweeter common stock is below $21 per share, the exchange ratio will increase in order to maintain $21 per share. Both parties have the right to terminate the transaction if the 5-day average closing price of Tweeter common stock is below $18 per share at the time of closing. The transaction required shareholder approval which was obtained on July 30, 2001

      On August 1, 2001, Tweeter completed its merger with Sound Advice, Inc. of Florida. The merger is structured as a tax-free exchange for stock at an exchange ratio of 1 for 1 and will be accounted for by Tweeter as a purchase. Tweeter issued 4,355,995 shares of common stock in exchange for 100% of the outstanding shares of Sound Advice. Sound Advice is now a wholly owned subsidiary of Tweeter.

10.  New Senior Credit Facility

      On June 29, 2001, Tweeter signed a new three-year senior credit facility. This new credit facility has a maximum availability of $75 million and a maturity date of July 1, 2004 and is secured by inventory, and certain other assets. The unpaid balances under this agreement bear interest at the lender’s base rate, or Eurodollar Pricing plus 1.25% if the Company commits the balances for a period of thirty days or more.

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

      On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. Tweeter implemented SAB No. 101 during the quarter ended December 31, 2000. The net effect for the nine months ended June 30, 2001 and June 30, 2000 was a reduction in total revenues and cost of sales of $4,853,000 and $3,557,000 and the net effect for the three months ended June 30, 2001 and June 30, 2000 was $1,522,000 and $1,196,000. The adoption of SAB No. 101 did not have any impact on the results of operations for the nine months ended June 30, 2001.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company may elect early adoption of this statement on October 1, 2001, the beginning of its 2002 fiscal year. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Company adopts this statement. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

INTRODUCTION

      Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter currently operates 108 stores under the Tweeter and HiFi Buys names.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $16.6 million, or 17.7%, to $110.0 million for the three months ended June 30, 2001 from $93.5 million for the three months ended June 30, 2000. The increase was mainly comprised of $7.9 million from new stores and $8.3 million from the Douglas TV, Big Screen City and Audio Video Systems acquisitions. This was offset by a comparable store sales decrease of $495,000. Comparable store sales were down 0.6% excluding the Douglas TV, Big Screen City and Audio Video Systems chains. The Douglas TV stores had a total comparable store sales decrease of 21.5%, the Big Screen City stores, opened two months, had a comparable store sales increase of 13.6%, and the Audio Video Systems stores, opened one month, had a comparable store sales decrease of 18.9%. Digital and digital ready projection television sales continued their strength during the quarter ended June 30, 2001, as digital accounted for 89% of all projection TV sales, and 18% of total revenue. Projection television dollar sales were up 16.2% for the quarter ended June 30, 2001 compared to last year’s quarter ended June 30, 2000 and unit sales exceeded 5,600 for the quarter. Digital and digital ready tube televisions — in the market now for one year — continued their rapid penetration into the tube category in the quarter ended June 30, 2001, as they accounted for 51.5% of all tubes sold in the quarter, and 7% of total revenue. Tube television sales were up 29% in dollars from last year’s quarter ended June 30, 2000 and unit sales exceeded 3,800 during the quarter ended June 30, 2001 compared to 255 sets sold during last year. Plasma televisions sets were the fastest growing category, up 72% for the quarter ended June 30, 2001 from quarter ended June 30, 2000. Unit sales of plasma television sets continue to increase as 122 units were sold the quarter ended June 30, 2001 compared to 80 during the quarter ended March 31, 2001. Digital camcorder sales represented over 92% of all camcorders sold and digital audio receivers represented 78% of all receivers sold. During the quarter ended June 30, 2001 over 2,900 satellite and satellite ready car radios were sold, which represented over 23% of all car stereos sold. Total digital sales penetration exceeded 43% of total revenue.

      Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $10.5 million, or 17.6%, to $70.0 million for the three months ended June 30, 2001 from $59.5 million for the three months ended June 30, 2000. Gross profit increased $6.1 million, or 17.9%, to $40.0 million for the three months ended June 30, 2001 from $34.0 million for the three months ended June 30, 2000. The gross margin percentage increased 10 basis points, to 36.4% for the three months ended June 30, 2001, from 36.3% for the three months ended June 30, 2000. The increase in margin was primarily due to the continued strength of the digital product sales. The sales of all digital categories increased to 43.0% of total revenues for the quarter ended June 30, 2001 compared to 31.8% for the same period last year. Also contributing to the increase was the labor generated from the Company’s efforts to pursue the home installation business.

      Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees and excludes corporate, general and administrative expenses. Selling expenses increased $4.2 million, or 16.4%, to $30.0 million for the three months ended June 30, 2001 from $25.8 million for the three months ended June 30, 2000. As a percentage of revenue, selling expenses decreased to 27.2% for the three months ended June 30, 2001 from 27.6% for the three months ended June 30, 2000. This decrease was due to a decrease in net advertising expense offset by higher payroll costs related to the increased infrastructure of the home installation departments.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 15.3% to $5.7 million for the three months ended June 30, 2001 from $5.0 million for the three months ended June 30, 2000. As a percentage of total revenue, corporate general and administrative expenses decreased to 5.2% for the three months ended June 30, 2001 from 5.3% for the three months ended June 30, 2000. This decrease was the result of leveraging the additional sales volume of new stores and the acquisitions of Douglas TV, Big Screen City and Audio Video Systems as well as a deliberate effort by management to slow the growth in these expenses.

      Amortization of Goodwill. Amortization of goodwill increased to $521,000 for the three months ended June 30, 2001 from $434,000 for the three months ended June 30, 2000. The increase was due to the completion of the Douglas TV acquisition on October 2, 2000, the Big Screen City acquisition completed on May 1, 2001 and the Audio Video Systems acquisition completed on June 1, 2001.

      Net Interest Income. Net interest income decreased to $248,000 for the three months ended June 30, 2001 from $528,000 for the three months ended June 30, 2000. The decrease was due to lower cash balances as a result of using the cash to acquire Douglas TV, Big Screen City and Audio Video Systems as well as funding the opening of new stores.

      Income Taxes. The effective tax rate for the fiscal quarters ended June 30, 2001 and June 30, 2000 was 40.0%. Tweeter expects that the income tax rate for the fiscal year ending September 30, 2001 will remain substantially unchanged.

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

NINE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

      Total Revenue. Total revenue increased $86.8 million, or 28.6%, to $389.8 million for the nine months ended June 30, 2001 from $303.1 million for the nine months ended June 30, 2000. The increase was mainly comprised of $27.7 million from new stores, $3.9 million from comparable store sales growth and $52.2 million derived by sales from the acquisitions of United Audio Centers, Douglas TV, Big Screen City and Audio Video Systems. Comparable store sales, excluding acquired stores, increased by 1.4%. Digital technology products continue to drive sales performance as it represented over 40% of revenues for the nine months ended June 30, 2001.

      Gross Profit. Cost of sales increased $56.0 million, or 29.2% to $247.6 million for the nine months ended June 30, 2001 from $191.6 million for the nine months ended June 30, 2000. Gross profit increased $30.8 million, or 27.6% to $142.3 million for the nine months ended June 30, 2001 from $111.5 million for the nine months ended June 30, 2000. The gross margin percentage decreased 30 basis points to 36.5% from 36.8% last year. The decrease in margin primarily occurred in the first quarter and was attributed to three factors. The acquisition of Douglas TV which has a higher video mix than the other Tweeter stores. The Company’s overall video mix increased as a percentage of the total product mix. The last contributing factor was higher distribution costs, which are included in cost of sales. For the nine months ended June 30, 2001, higher distribution costs contributed to a 50 basis point decrease in the gross margin percentage. This was mostly attributable to the running of three distribution centers in the Chicago marketplace during the first half of the year, as the Company transitioned from three smaller distribution centers into one larger one. These decreases in gross profit were offset by an increase in revenue from the pursuit of the home installation business.

      Selling Expenses. Selling expenses increased $22.3 million, or 29.6%, to $97.9 million for the nine months ended June 30, 2001 from $75.6 million for the nine months ended June 30, 2000. As a percentage of revenue, selling expenses increased to 25.1% for the nine months ended June 30, 2001 from 24.9% in the prior year period. This increase was primarily due to higher payroll costs associated with increased infrastructure of the home installation departments.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the nine months ended June 30, 2001 increased 25.9% to $17.9 million from $14.2 million for the nine months ended June 30, 2000. As a percentage of total revenue, corporate general and administrative expenses decreased to 4.6% for the nine months ended June 30, 2001 from 4.7% for the prior year period. This decrease was the result of leveraging the additional sales volume of new stores and the acquisitions of United Audio Centers, Douglas TV, Big Screen City and Audio Video Systems.

      Amortization of Goodwill. Amortization of goodwill increased to $1.5 million for the nine months ended June 30, 2001 from $1.1 million for the nine months ended June 30, 2000. The increase was due to United Audio Centers acquisition on April 1, 2000, the Douglas TV acquisition completed on October 2, 2000, the Big Screen City acquisition completed on May 1, 2001 and the Audio Video Systems acquisition completed on June 1, 2001.

      Net Interest Income. Net interest income increased to $950,000 for the nine months ended June 30, 2001 from $541,000 for the nine months ended June 30, 2000. The increase was due to the elimination of outstanding debt with the proceeds from our follow-on offering on February 7, 2000 and investment income realized on our outstanding cash balances.

      Income Taxes. The effective tax rate for the nine months ended June 30, 2001 and June 30, 2000 was 40.0%. Tweeter expects that the income tax rate for the year ending September 30, 2001 will approximate 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $38.8 million for the nine months ended June 30, 2001 compared to $6.7 million for the nine months ended June 30, 2000. Cash provided by operations in 2001 was primarily the result of net income of $16.0 million, a decrease in inventory of $12.3 million and an increase in accounts payable and accrued expenses of $11.9 million. Cash used from operations included, primarily, an increase in accounts receivable of $6.8 million and an increase in prepaid and other assets of $1.6 million. The adjustments to reconcile net income to cash provided by operating activities consist primarily of $7.6 million for depreciation and amortization, as well as minor changes in other operating accounts.

      At June 30, 2001, working capital was $64.5 million, compared to $83.5 million at September 30, 2000. The decrease was attributed to lower inventory levels as well as an increase in accounts payable and accrued expenses. The ratio of current assets to current liabilities was 1.88 to 1 at June 30, 2001 and 2.51 to 1 at September 30, 2000.

      Cash used in investing activities for the nine months ended June 30, 2001 included capital expenditures of $28.7 million, primarily used for the building of new stores and the relocation of existing stores, $10.9 million used in acquiring businesses, and $2.8 million to purchase marketable equity securities.

      Net cash used by financing activities during the nine months ended June 30, 2001 was $4.1 million, which was predominantly due to a decrease in amount due to bank of $3.7 million and payments of long-term debt of $2.0 million.

      Tweeter had available at June 30, 2001 a $75,000,000 revolving credit facility, and there were no balances outstanding at June 30, 2001. The unpaid balances under this agreement bear interest at the lender’s base rate, or LIBOR plus 1.25% if the Company commits the balances for a period of thirty days or more.

      On October 2, 2000, Tweeter completed the acquisition of certain assets and liabilities of Douglas TV. This transaction was accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to Douglas TV are included in the consolidated statements of operations from the acquisition date. The total purchase price, including acquisition costs to date, was approximately $6.2 million, $1.3 million of which was paid through the issuance of 36,849 shares of the Company’s common stock.

      On May 1, 2001, Tweeter completed the acquisition of The Video Scene, Inc. dba Big Screen City. This transaction was accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to Big Screen City are included in the consolidated statements of operations from the acquisition date. The total purchase price, including acquisition costs to date, was approximately $5.3 million, $1.1 million of which was paid through the issuance of 50,973 shares of the Company’s common stock.

      On June 1, 2001, Tweeter completed the acquisition of certain assets and liabilities of SMK Marketing, Inc. dba Audio Video Systems. This transaction was accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to Audio Video Systems are included in the consolidated statements of operations from the acquisition date. The total purchase price, including acquisition costs to date, was approximately $3.7 million, $1.1 million of which was paid through the issuance of 40,717 shares of the Company’s common stock.

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

      On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. Tweeter implemented SAB No. 101 during the quarter ended December 31, 2000. The net effect for the nine months ended June 30, 2001 and June 30, 2000 was a reduction in total revenues and cost of sales of $4,853,000 and $3,557,000 and the net effect for the three months ended June 30, 2001 and June 30, 2000 was $1,522,000 and $1,196,000. The adoption of SAB No. 101 did not have any impact on the results of operations for the nine months ended June 30, 2001.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company may elect early adoption of this statement on October 1, 2001, the beginning of its 2002 fiscal year. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Company adopts this statement. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Tweeter’s credit facility provides for borrowings which bear interest at variable rates based on either (i) the higher of Fleet National Bank’s Base Rate or the Federal Funds rate plus 0.50% or (ii) the London Interbank Offering Rate (LIBOR) plus an applicable margin varying from 125 to 175 basis points. Tweeter had no borrowings outstanding pursuant to the credit facility as of June 30, 2001. Tweeter believes that the effect, if any, of reasonably possible near-term changes in interest rates on Tweeter’s financial position, results of operations, and cash flows should not be material.

      At June 30, 2001, the Company had approximately $10.2 million in marketable equity securities classified as “available-for-sale.” Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by approximately $1.0 million.

      Currently, Tweeter does not enter into financial instrument transactions for speculative purposes or to manage interest rate exposure.

PART II.     OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

      None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

Exhibit	Description

None

      (b)  Reports on Form 8-K.

      On June 8, 2001, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce that it had entered into an Agreement and Plan of Merger dated as of June 1, 2001 among Tweeter, Sound Advice, Inc. and TWT Acquisition Corp., a Florida corporation and wholly owned subsidiary of Tweeter.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By:	/s/ JOSEPH MCGUIRE

JOSEPH MCGUIRE,
Chief Financial Officer

Date:  August 10, 2001