Form 10-K
period 2001-09-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2001-12-21
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-24091

Tweeter Home Entertainment Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	04-3417513
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

40 Pequot Way

Canton, MA 02021
(Address of principal executive offices)

(781) 830-3000

(Registrant’s telephone number including area code)

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      As of December 19, 2001 there were outstanding 23,180,223 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant, based upon the last sales price for such stock on that date as reported by The Nasdaq Stock Market, was approximately $27.32.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2002 Meeting of Stockholders to be held on January 22, 2002 are incorporated by reference into Part III.

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

Item 1.     Business

General

      Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. We operate 154 stores under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Great Indoor’s Home Theater names in New England, the Mid-Atlantic, the Southeast, Texas, California, greater Chicago, Florida and Arizona. We operate in a single business segment of retailing audio and video consumer electronic products. Our stores feature an extensive selection of home and car audio systems and components, portable audio equipment, and home video products including large screen televisions, DVD players, digital satellite systems, videocassette recorders and camcorders. We differentiate ourselves by focusing on consumers who seek audio and video products with advanced features, functionality and performance. We do not offer consumer electronics products such as personal computers or home office equipment. Our stores display products in an inviting retail environment averaging 10,000 square feet and are staffed with attentive, knowledgeable sales personnel. We seek to build name recognition and customer loyalty by combining a high level of service with competitive prices backed by our patented Automatic Price Protection program.

      We opened our first store in 1972 in Boston under the Tweeter name and over the next two decades grew exclusively through new store openings in New England, expanding to 18 stores by 1995. In 1995, we adopted an aggressive growth strategy to (i) open new stores in current regional markets and relocate certain stores to more favorable sites and (ii) to selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired company to our core operating model and leveraging distribution, marketing and corporate infrastructure. We completed the acquisition of Bryn Mawr Radio and Television, Inc. (“Bryn Mawr”) in May 1996, HiFi Buys, Inc. (“HiFi Buys”) in June 1997, Home Entertainment, Inc. (“Home Entertainment”) in February 1999, DOW Stereo/ Video, Inc. (“Dow Stereo/ Video”) in July 1999, United Audio Centers, Inc. (“United Audio Centers”) in April 2000, Douglas TV, Inc. (“Douglas”) in October 2000, Video Scene, Inc. (“Big Screen City”) in May 2001, SMK Marketing, Inc. (“Audio Video Systems”) in June 2001 and Sound Advice, Inc. (“Sound Advice”) in August 2001. In addition, on October 4, 1999, we formed a joint venture (the “Joint Venture”) with Cyberian Outpost, Inc. (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999. The Joint Venture was terminated in November 2001, and will cease operations on December 31, 2001.

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

      New Stores. We intend to open new stores and relocate a limited number of stores within existing markets in order to increase penetration and leverage regional advertising, distribution, and operating efficiencies. During fiscal 2001, we opened fourteen stores and relocated/ remodeled eight stores in the following regions:

Region	New Stores Opened	Relocated/Remodeled Stores

New England	3	1
Mid Atlantic	3	2
Southeast	2	—
Texas	3	2
California	1	3
Illinois	1	—
Arizona	1	—

Total	14	8

      For fiscal year 2002, we intend to open twenty stores, and to relocate seven stores. We believe that the nine acquisitions made since May 1996 has provided us with the platforms from which to open new stores within and around their markets.

      Strategic Acquisitions. We believe that we have obtained, and can continue to obtain, significant benefits from the consummation of strategic acquisitions of existing specialty retailers with a similar product mix and a strong consumer reputation. We believe that we can leverage the performance of an acquisition candidate by:

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

      We believe that acquisition opportunities are created by the fragmented nature of the consumer electronics industry, the limited exit strategies available to owners of local and regional specialty retailers, the competitive pressures imposed by larger format retailers, and the insufficiency of capital necessary to support inventory, advertising or expansion. We believe that we are a well positioned consolidator because we:

•	are known within the industry as a leading specialty retailer;

•	utilize a store size and concept which can be readily adapted to the acquired stores;

•	have successfully consummated nine strategic acquisitions;

•	have developed an operational, administrative and marketing infrastructure with the proven capability to successfully integrate acquisitions;

•	enjoy experienced and proven senior management, having an average of 15 years of tenure with us (or our acquired companies); and

•	seek to offer potential employment and managerial opportunities within the consolidated enterprise to employees of the targeted retailer.

Recent Acquisitions

      Acquisition of United Audio Centers. In April 2000, we completed the acquisition of United Audio Centers, a seven-store chain located in the greater Chicago market. United Audio Centers was a focused retailer of high quality audio and video products with a 22-year operating history. We have opened new stores in the greater Chicago market and plan to use this market as a springboard to surrounding, contiguous markets such as Milwaukee, Indianapolis and Detroit. We implemented key aspects of our business strategy, including changing the brand name to Tweeter and our Automatic Price Protection program.

      Acquisition of Douglas TV. In October 2000, we completed the acquisition of Douglas TV, a four-store chain located in the greater Chicago market. Douglas TV, a specialty consumer electronics retailer with annual sales of approximately $28 million, has been in business in the Chicago market for over 30 years. We consolidated the operations of Douglas with the United Audio operations and implemented the aspects of our business strategy, including changing the brand name to Tweeter and our Automatic Price Protection program.

      Acquisition of Big Screen City. In May 2001, we completed the acquisition of Big Screen City, a four-store chain located in the San Diego, California and Temecula, California areas. Big Screen City, a specialty consumer electronics retailer with annual sales approaching $16 million, has been in business in the San Diego market for 20 years. We consolidated the operations of Big Screen City with the Tweeter operations and implemented key aspects of our business strategy, including changing the brand name to Tweeter and our Automatic Price Protection program.

      Acquisition of Audio Video Systems. In June 2001, we completed the acquisition of Audio Video Systems, a three-store chain located in the greater Charlotte, North Carolina area. Audio Video Systems, a specialty consumer electronics retailer with annual sales of approximately $15 million, has been in business in the Charlotte market for 13 years. We implemented the aspects of our business strategy, including changing the brand name to Tweeter and our Automatic Price Protection program.

      Acquisition of Sound Advice. In August 2001, we completed the acquisition of Sound Advice, a 32-store chain with locations in Florida and in the Phoenix, Arizona market. Sound Advice has annual sales of approximately $200 million and has operated in the Florida markets for 27 years. Most of the operations of Sound Advice have remained unchanged and they are operating as a wholly-owned subsidiary with the finance and MIS operations being performed out of our corporate office in Canton, Massachusetts.

Recent Business Developments

      Termination of Joint Venture. On November 9, 2001, we received notice from Outpost.com that, effective February 9, 2002, it was dissolving the Joint Venture and all related agreements with us. On November 8, 2001, Cyberian Outpost.com was sold to FCOP Acquisition, Inc. a wholly-owned subsidiary of Fry’s Electronics, a private company operating in the state of California for $.25 per share. We expect to continue operations through December 31, 2001.

Store Format and Operations

      As of September 30, 2001, we operated 147 stores, consisting of 98 Tweeter stores in New England, the Mid-Atlantic, the Southeast, Texas, San Diego, California and in the greater Chicago area; 16 HiFi Buys stores in the Southeast; 24 Sound Advice stores in Florida; 4 Bang & Olufsen stores in Florida; 1 Electronic Interiors store in Florida; 3 Showcase Home Entertainment stores in the Phoenix, Arizona market and 1 Great Indoor’s Home Theater store in Phoenix, Arizona. While our stores vary in size, the current prototype is 10,000 square feet, with approximately 70% of our square footage devoted to selling space.

      Our store concept combines the comfort of the home environment with practical displays enabling consumers to sample and compare the features and functions of products in various combinations. The store prototype is brightly painted, often in pastel colors, with many stores exhibiting hand painted murals and other decorative artwork. Unlike many of our competitors’ stores, which contain large, open spaces in which many different audio and video products are tested and sampled, our stores feature individual sound rooms. The sound rooms architecturally and acoustically resemble a home environment to enable the customer to see and hear how products will perform at home. These sound rooms allow the customer to listen to and compare various combinations of receivers, CD players, tape decks and speakers. In addition, each store contains a traditional television wall displaying an extensive selection of televisions and related products, and many stores contain a movie theater room, complete with theater-style seats, which showcases our home theater products. Other displays, such as the “big red button,” allow the customer to change, by pushing a button, mono television sound into a five speaker or surround sound experience. Each store also features a camcorder gallery that allows customers to sample different camcorders, and to shoot videos of their children within the adjacent children’s play area. Some stores display a car on the selling floor that features a state-of-the-art car stereo system and serves to exhibit our installation capabilities. Most stores provide car stereo installation through on-premises installation bays.

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

      Most of our store managers are compensated through base pay and monthly bonuses based on store operating income. Typically, store managers earn 25% to 45% of their annual compensation through such bonuses. Sales associates are compensated through a commission program that is based on the retail prices and gross margin of products sold.

Merchandise

      Our stores feature home and car audio systems and components, video products such as large screen televisions, including digital projection and digital tube televisions, digital satellite systems, digital video recorders, camcorders, DVD players and other consumer electronics products such as wireless phones and portable audio equipment. We offer home and car stereo installation services and provide warranty and non-warranty repair services through all of our stores. We also offer insurance replacement services to insurance companies, providing replacement products to the policyholders of those insurance companies. Additionally, we have a corporate sales division, which markets and sells to businesses, institutions and other organizations. Our emphasis on mid to high-end products enables us to offer limited distribution products and to be among the earliest retailers to offer new product innovations on behalf of manufacturers.

      We stock products from over 50 vendors, including, Alpine, Bose, Boston Acoustics, Denon, Eclipse, Kenwood, Klipsch, Mirage, Mission, Mitsubishi, Monster Cable, Panasonic, Pioneer, Sony and Yamaha. We seek to manage our product mix to maximize gross margin performance. Historically, video products have yielded lower gross margin than audio products. Total sales of video products have increased at rates faster than the increases in audio product sales during the last several years as a result of the increased customer interest in big screen televisions. Accordingly, we have adopted a “Sell Audio with Video” strategy in order to enhance overall gross margin through increased sales of higher margin audio products.

      The table below sets forth the approximate percentages of revenues for each of our primary product categories for our fiscal years ended September 30, 1999, September 30, 2000 and September 30, 2001, respectively. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in our product mix, and the timing of marketing events. The percentages are also affected by our acquisitions of stores offering different mixes of products. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Retail Revenues

	Fiscal Years Ended
	September 30,

Product Category	1999	2000	2001

Audio Equipment(1)	32%	31%	28%
Video Equipment(2)	42%	45%	50%
Mobile Equipment and Other(3)	26%	24%	22%

(1)	Includes speakers, cassette decks, receivers, turntables, compact disc players, mini disc players, amplifiers, preamplifiers, home theater in a box, and portable audio equipment.

(2)	Includes video cassette players, camcorders, televisions, projection televisions, DVD players, and satellite dishes and set top boxes.

(3)	Includes car decks, amplifiers and speakers, car security products, navigation equipment, wireless phones, audio and video accessories, installation and service labor, and extended performance guaranties.

Purchasing and Inventory

      Our purchasing and inventory control functions are primarily based at our executive offices in Canton, Massachusetts with some buyers located in our Florida office. The purchasing decisions are made by our buying team, which has primary responsibility for product selection, stocking levels and pricing. Purchasing decisions are facilitated by our information systems, which analyze stocking levels and product sell-through. The purchasing group continuously reviews new and existing products with a view towards maintaining a wide range of high quality, brand-name consumer electronics products within the product mix. In order to remain current with new and developing products, we regularly host presentations by our major suppliers.

      In addition to making direct purchases, we are a member of the Progressive Retailers Organization (the “PRO”), a volume-buying group of 14 specialty electronics retailers across the country. This affiliation often provides us with the opportunities to obtain additional vendor rebates, product discounts and promotional products. We are not obligated to make purchases through the PRO. Our President and Chief Executive Officer serves on the Board of Directors of the PRO.

      We source products from more than 50 vendors, the largest of whom, Sony, accounted for 27% of fiscal 2001 purchases. We do not maintain long-term commitments or exclusive contracts with any particular vendor, but instead consider numerous factors, including price, credit terms, distribution, quality and compatibility within existing product mix in making our purchasing decisions. We utilize an automatic replenishment system for store inventory, maintaining stock levels and minimizing total dollars invested in inventory. We believe that our relationship with our large vendors is excellent and that our focused merchandising and high degree of customer service makes us an important distribution channel, particularly for the introduction of new products.

      We distribute products to stores through our regional distribution centers. The Canton, Massachusetts distribution center is 80,000 square feet and services the New England stores. The King of Prussia, Pennsylvania distribution center is 50,000 square feet and services the Mid-Atlantic stores. The Atlanta, Georgia facility is 80,000 square feet and services the Southeast stores. The Houston distribution center is 32,000 square feet and services the Houston area stores. The Dallas distribution center is 3,900 square feet and services the Dallas area stores. The San Diego facility is 46,700 square feet and services the Southern California stores. The Chicago facility is 122,000 square feet and services the Illinois stores. The Florida distribution facilities total approximately 128,000 square feet and service all the Florida stores. We believe that these facilities are sufficient to handle our planned expansion in these markets through at least the year 2002.

Advertising and Marketing

      Tweeter targets consumers seeking informed advice concerning product selection and system integration of audio and video consumer electronics products. Our marketing strategy differs from our primary competitors in that we rely substantially on electronic media, including radio and TV, and an extensive direct marketing effort. Our radio advertising campaigns seek to generate name recognition and to reinforce brand identification of Tweeter as a source of high quality products at competitive prices, staffed with a knowledgeable, attentive sales force. Branding Tweeter as the leader in high quality electronics in general, rather than focusing on individual price and item advertising, allows us to keep our margins relatively high. We complement our TV & radio strategy with print advertisements during the holiday season. The specific allocation of advertising dollars among the various types of advertising media is reviewed from time to time by management and, if necessary, adjusted to reflect our assessment of advertising results and market conditions.

      We also rely on a sophisticated direct marketing campaign to our customers. We have developed a comprehensive database-marketing program to match past customer purchasing history to the next logical purchase option for that customer. For example, we have distributed direct mail regarding surround sound and DVD products to customers who recently purchased large screen televisions. We also distribute an award-winning one hundred sixteen page Buyer’s Guide twice a year and other smaller, product-specific catalogs periodically throughout the year. Management believes that our relatively inexpensive direct mail activities leverage and complement our general media advertising campaigns.

      We believe that our commitment to providing competitive pricing on our products is a critical component of our marketing and advertising strategy. In 1993, we abandoned our promotional, up-and-down sale strategy and adopted an everyday competitive pricing strategy, with fixed prices clearly marked on our products. Store managers regularly visit the local competition to ensure the store’s pricing remains competitive. At the same time, our competitive prices are backed by our Automatic Price Protection program. Under the Automatic Price Protection program, if a customer purchases a consumer electronics product from one of our stores and a competitor within 25 miles of that store advertises a lower price within 30 days of the customer’s purchase, we automatically send a check to the customer for the difference. Unlike other price guarantee programs in place within the industry, the refund process does not require the customer to call or return to the store of purchase and request a price match refund. The Automatic Price Protection program is intended to be hassle-free, customer friendly and viewed as a reflection of our commitment to customer service. Most recently, in fiscal 1997, we implemented a “Wise Buys” program. Under this program, Tweeter’s buyers identify special, reduced-priced items, often closeouts or last year’s top-of-the-line models, which are purchased from the manufacturer and offered to the consumer at a substantial discount from the original retail price. We believe that the pricing of the Wise Buys items represents substantial value to the consumer with little or no negative impact to gross margin. Our advertisements frequently describe or refer to the Automatic Price Protection and Wise Buys programs.

      Everyday competitive pricing and Automatic Price Protection are not implemented at the Sound Advice stores in Florida. Sound Advice follows a more traditional, promotional sale strategy in its general marketing effort. There are currently no plans to modify this strategy in the Florida market.

Site Selection

      Our stores average approximately 10,000 square feet and are typically located in freestanding buildings or strip shopping centers within high traffic shopping areas. New store sites are selected on the basis of several factors, including physical location, demographic characteristics of the local market, proximity to superstore competitors, access to highways or other major roadways, and available lease terms. We look for co-tenants that are likely to draw customers whom we would otherwise target within the site’s relevant market and believe that the proximity of superstore competitors is, on balance, a positive factor due to increased customer traffic. We lease substantially all of our stores.

      The following table presents the number and locations of stores we operated at the end of each of the last three fiscal years:

	September 30,

State	1999	2000	2001

Alabama	1	2	2
Arizona	—	—	4
California	9	9	14
Connecticut	6	7	7
Delaware	2	2	2
Florida	—	—	29
Georgia	10	14	15
Illinois	—	7	12
Maine	1	1	1
Maryland	3	4	7
Massachusetts	14	14	16
New Hampshire	4	4	4
New Jersey	3	3	3
New York	—	—	1
North Carolina	—	—	3
Pennsylvania	12	14	14
Rhode Island	1	1	1
South Carolina	—	—	1
Texas	7	8	11

Total	73	90	147

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

Employees

      As of September 30, 2001, we had 3,776 employees, consisting of 3,585 full-time and 191 part-time employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

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

Risks Associated with Acquisitions

      Integration of newly acquired stores may involve significant delay or expense. Additional suitable acquisition candidates may not be identified. Further, we may not consummate acquisitions of any identified candidates and new stores acquired through such acquisitions may not operate profitably or integrate successfully into our operations. Previously acquired stores have had, and newly acquired stores may have, different merchandising, advertising, store format and operating approaches from ours, and our success in integrating such stores will depend on our ability to affect significant changes in the operations of such stores to conform to our approach in these areas. We may not be successful in affecting such changes without an adverse effect on the revenues or profitability of such stores. In addition, future acquisitions could involve the issuance of equity securities which could dilute the holdings of existing stockholders. Future acquisitions could also involve the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, any of which could have a material adverse effect on our results of operations or financial condition.

Dependence on Key Personnel

      Our success depends upon the active involvement of senior management personnel, particularly Samuel J. Bloomberg, Tweeter’s Chairman of the Board, and Jeffrey Stone, Tweeter’s President and Chief Executive Officer. The loss of the full-time services of Messrs. Stone or Bloomberg or other members of senior management could have a material adverse effect on Tweeter’s results of operations and financial condition. The Company has employment contracts with Messrs. Stone and Bloomberg, Joseph McGuire, Chief Financial Officer of Tweeter, Peter Beshouri, President of Sound Advice and Michael Blumberg, Executive Vice President of Sound Advice. Tweeter has no other employment agreements with any members of its senior management team.

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

Potential Need for Additional Financing

      Financing for the opening and acquisition of new stores may be in the form of debt or equity or both and may not be available on terms acceptable to Tweeter, if at all. We estimate that the average cash investment, including pre-opening expenses for tenant fit-out and inventory (net of payables), required to open a store to be approximately $1,100,000. The actual cost of opening a store may be significantly greater than such current estimates, however, and we may need to seek additional debt and/or equity financing in order to fund our continued expansion through 2002 and beyond. In addition, our ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments. Additional issuances of equity by Tweeter may result in dilution to existing stockholders.

Changes in Consumer Demand and Preferences

      Tweeter’s success depends on its ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer electronics products and changes in such demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those Tweeter markets, are affected by, among other things, prevailing economic conditions. In addition, the periodic introduction and availability of new products and technologies at price levels that generate wide consumer interest stimulate the demand for audio and video consumer electronics products. Also, many products that incorporate the newest technologies, such as high-definition television, are subject to significant technological and pricing limitations and to the actions and cooperation of third parties such as television broadcasters. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products Tweeter sells would have a materially adverse effect on its results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory. Any sustained failure by Tweeter to identify and respond to changes in consumer demand and preferences would have a material adverse effect on Tweeter’s results of operations and financial condition.

Dependence on Suppliers

      The success of Tweeter’s business and growth strategy depends to a significant degree upon its suppliers, particularly its brand-name suppliers of stereo and video equipment such as Sony, Mitsubishi, Yamaha, Boston Acoustics and Panasonic. Tweeter does not have any supply agreements or exclusive arrangements with any vendors. Tweeter typically orders its inventory through the issuance of individual purchase orders to vendors. In addition, Tweeter relies heavily on a relatively small number of suppliers. Tweeter’s two largest suppliers accounted for approximately 42% of its sales during fiscal 2001. The loss of any of these key vendors or the failure by Tweeter to establish and maintain relationships with these or other vendors could have a material adverse effect on Tweeter’s results of operations and financial condition and its expansion. It is possible, especially given Tweeter’s growth strategy, that Tweeter will be unable to acquire sufficient quantities or an appropriate mix of consumer electronic products at acceptable prices, if at all. Specifically, Tweeter’s ability to establish additional stores in existing markets and to penetrate new markets depends to a significant extent on the willingness and ability of vendors to supply those additional stores, and vendors may not be willing or able to do so. As we continue to open or acquire new stores, the inability or unwillingness of suppliers to supply some or all of their products to us at acceptable prices in one or more markets could have a material adverse effect on our results of operations and financial condition.

Uncertainty of Intellectual Property Rights

      Our “Tweeter, etc.” and “a Boatload of Know How” service marks have been registered with the United States Patent and Trademark Office. Tweeter has not registered the “HiFi Buys” and “Sound Advice” service marks and is aware that other consumer electronics retailers use the name “HiFi Buys” outside Tweeter’s current geographical markets and is aware the “Sound Advice” name is used by other entities. Tweeter has submitted applications for registration of some other of its other service marks, which applications are currently pending. Tweeter may be unable to successfully register such service marks. In addition, Tweeter’s service marks, whether registered or unregistered, and patents may not be effective to protect its intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future. Any such assertions, if proven to be true, could have a material adverse effect on Tweeter’s results of operations and financial condition.

Significant Ownership by Principal Stockholders

      Tweeter’s executive officers, directors and principal stockholders and their affiliates own approximately 9% of Tweeter’s outstanding common stock. As a result, those parties might be able to significantly influence Tweeter’s affairs if they were to act together.

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

      In addition, under the terms of Tweeter’s Stockholder Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock (an “Acquiring Person”), all other stockholders of Tweeter would have the right to purchase securities from Tweeter at a discount to such securities’ fair market value, thus causing substantial dilution to the holdings of the Acquiring Person. The Stockholder Rights Plan may inhibit a change in control and, therefore, could adversely affect the stockholders’ ability to realize a premium over the then prevailing market price for the common stock in connection with such a transaction.

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

Item 2.     Properties

      Our corporate offices and the New England distribution and service centers are located in two owned facilities totaling 140,000 square feet in Canton, Massachusetts. In addition, we lease over 462,200 square feet of regional operating facilities including distribution and service centers in King of Prussia, Pennsylvania, Atlanta, Georgia, Houston, Texas, Dallas, Texas, San Diego, California, Chicago, Illinois and four facilities throughout Florida.

      Our stores, substantially all of which are leased, include sales space, inventory storage, management offices and employee areas. The majority of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for thirty-six of the stores have a percentage rent provision ranging from 1.5% to 5% of gross sales at each location in excess of certain specified sales amounts. The initial terms of the leases range from 5 to 20 years and generally allow us to renew for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2021.

Item 3.     Legal Proceedings

      From time to time, we are involved in litigation in the ordinary course of our business. In the opinion of management, no such litigation is likely to have a material adverse effect on our results of operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      On July 30, 2001, a special meeting of stockholders was held to approve the issuance of Tweeter common stock in connection with the acquisition of Sound Advice. Tweeter’s stockholders approved such issuance (with 12,817,904 shares voting for, 4,015 against, and 14,492 abstaining). In addition, stockholders approved:

1. The election of Peter Beshouri, the President and former Chief Executive Officer of Sound Advice, to the Tweeter Board of Directors, effective upon the closing of the merger (with 16,308,069 affirmative votes and 293,845 votes withheld);

2. Tweeter’s 1998 Stock Option and Incentive Plan, in order to maintain the plan’s eligibility for exemption from the limits on deductibility of compensation set forth in Section 162 (m) of the Internal Revenue Code of 1986 (with 15,650,603 shares voting for, 881,865 against, and 69,446 abstaining); and

3. An amendment to Tweeter’s 1998 Stock Option and Incentive Plan increasing the number of shares available for issuance under the plan (with 10,261,840 shares voting for, 2,502,019 against, and 72,552 abstaining).

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market, under the symbol “TWTR.” Public trading in our common stock commenced on July 16, 1998. Prior to that date, there was no public market for our common stock. The following table sets forth the high, low and last sale prices for the common stock for the last eight quarters in which the Common Stock was publicly traded, adjusted for the stock split effective on December 2, 1999:

Quarter Ended	High	Low	Last

December 31, 1999	$39.750	$18.500	$35.500
March 31, 2000	$44.750	$22.250	$44.250
June 30, 2000	$44.250	$21.688	$30.375
September 30, 2000	$39.875	$27.250	$36.313
December 31, 2000	$36.250	$9.938	$12.188
March 31, 2001	$22.250	$10.469	$19.438
June 30, 2001	$37.680	$17.250	$35.300
September 30, 2001	$36.100	$12.870	$13.640

      The last sale price of the common stock on December 19, 2001, as reported by Nasdaq, was $27.32 per share. As of December 19, 2001, there were approximately 5,400 holders of record of our common stock.

      We do not anticipate paying any cash dividends for the foreseeable future. In addition, current lending arrangements prohibit the payment of cash dividends or will limit our ability to declare or pay such dividends.

Recent Sales of Unregistered Securities

      None

Item 6.     Selected Financial Data (amounts in thousands, except per share and number of stores data)

      Set forth below is selected financial and operating data for each of the five years ended September 30, 2001. The selected statement of operations and balance sheet data for each of the five years ended September 30, 2001 have been derived from our financial statements, which have been audited by our independent auditors. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	1997(3)	1998	1999(4)	2000(5)	2001(6)

Statement of Operations:
Total revenue	$130,759	$228,946	$279,562	$399,926	$540,123
Cost of sales	84,549	147,938	179,227	251,646	343,285

Gross profit	46,210	81,008	100,335	148,280	196,838
Selling expenses	35,568	56,907	69,225	101,672	139,830
Corporate, general and administrative expenses	8,102	11,128	14,822	19,342	26,843
Amortization expense	487	917	1,056	1,522	2,380

Income from operations	2,053	12,056	15,232	25,744	27,785
Income from joint venture	—	—	—	518	843
Loss on investment	—	—	—	—	1,162
Interest income (expense), net	(1,808)	(2,737)	(106)	1,147	692

Income before income taxes	245	9,319	15,126	27,409	28,158
Income tax expense	99	3,724	6,050	10,964	11,263

Income before extraordinary item	146	5,595	9,076	16,445	16,895
Extraordinary item (less applicable income taxes)	—	(340)	—	—	—

Net income	146	5,255	9,076	16,445	16,895

Accretion of preferred stock	2,156	2,514	—	—	—

Net income (loss) available to common stockholders	$(2,010)	$2,741	$9,076	$16,445	$16,895

Basic earnings (loss) per share:
Net income (loss) available to common stockholders before extraordinary item	$(0.60)	$0.62	$0.63	$0.97	$0.87
Extraordinary item	—	(0.07)	—	—	—

Net income (loss)	$(0.60)	$0.55	$0.63	$0.97	$0.87

Diluted earnings (loss) per share:
Net income (loss) available to common stockholders before extraordinary item	$(0.60)	$0.55	$0.57	$0.89	$0.84
Extraordinary item	—	(0.03)	—	—	—

Net income (loss)	$(0.60)	$0.52	$0.57	$0.89	$0.84

Weighted-average shares outstanding:
Basic	3,345	4,972	14,385	17,006	19,333
Diluted(1)	3,345	10,068	15,972	18,551	20,119
Operating Data:
Stores open at beginning of period	33	47	52	73	90
New stores	4	5	5	10	14
Closed stores	0	0	0	0	0
Stores acquired	10	0	16	7	43

Stores open at end of period	47	52	73	90	147

Remodeled/ relocated stores	1	2	3	1	1
Comparable Store Sales Growth:(2)	(7.2)%	12.50%	5.00%	13.50%	0.6%
Balance Sheet Data:
Working capital	$11,870	$18,263	$31,524	$83,540	$70,461
Total assets	78,688	91,643	141,619	235,038	480,428
Long-term debt, excluding current portion	30,888	5,250	5,717	14	36,699
Redeemable convertible preferred stock	20,591	—	—	—	—
Stockholder’s equity (deficit)	(5,669)	51,610	87,245	174,951	332,392

(footnotes on following page)

(1)	Shares outstanding include 5,095, 1,587, 1,545 and 786 shares issuable upon exercise of stock options and warrants outstanding as of September 30, 1998, 1999, 2000 and 2001, respectively, after applying the treasury stock method.

(2)	Stores are included in the comparable store base after they are in operation for 12 full months. Acquired stores are included after 12 months from acquisition if the store was open for 12 full months as of the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation.

(3)	The fiscal year 1997 data includes results of the HiFi Buys acquisition from June 1, 1997, which was accounted for using the purchase method.

(4)	The fiscal year 1999 data includes the results of the Home Entertainment acquisition from February 1, 1999, which was accounted for using the purchase method; and the DOW Stereo/ Video Acquisition from July 1, 1999, which was accounted for using the purchase method.

(5)	The fiscal year 2000 data includes the results of the United Audio acquisition from April 1, 2000, which was accounted for using the purchase method.

(6)	The fiscal year 2001 data includes the results of the Douglas acquisition from October 2, 2000, the Big Screen City acquisition from May 1, 2001, the Audio Video Systems acquisition from June 1, 2001 and the Sound Advice acquisition from August 1, 2001. Each acquisition was accounted for using the purchase method.

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

General

      Tweeter is a leading specialty retailer of mid to high-end audio and video consumer electronic products operating under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Great Indoor’s Home Theater names. We opened our first Tweeter store in New England in 1972. Over 29 years, we have refined our retail concept to meet the needs of consumers seeking brand name products with advanced features, functionality and performance which we sell through our highly trained, relationship-driven sales force. We believe that our effective merchandising and superior customer service has enabled us to generate substantial customer loyalty.

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

      In February 1999, we completed a secondary public offering, raising approximately $24.3 million, which we used to pay off debt and fund the acquisitions of Home Entertainment and DOW Stereo/ Video. In February 1999, we acquired the retail operations of Home Entertainment. In July 1999, we completed the acquisition of DOW Stereo/ Video.

      In February 2000, we completed a secondary public offering, raising approximately $60 million, which we used to pay off debt and fund working capital requirements. In April 2000, we acquired United Audio Centers, an acquisition that was accounted for as a purchase. By the end of fiscal 2000, we had grown to 90 stores.

      In October 2000, May 2001, June 2001, and August 2001 we completed the acquisitions of Douglas, Big Screen City, Audio Video Systems and Sound Advice, respectively. We expect that acquisitions consummated to date will have a material impact on future revenues, expenses and income from operations. Had the fiscal year 2001 acquisitions occured on the first day of fiscal year 2001, we estimate that pro forma revenues would have been approximately $740 million.

      We seek to increase sales, profitability and asset productivity at acquired companies by converting them to our standard operating model with enhanced training for sales personnel, superior customer service, improved merchandising focused on higher-end audio and video equipment and more stringent operating controls. We also have aggressively expanded our corporate infrastructure over the past three years to support anticipated higher levels of growth, including expanding our management team with the addition of senior financial, information systems, and buying personnel. We have made enhancements to our management information systems with the addition of a new mainframe and operating platform, and to our distribution and administrative infrastructure to enable us to support all eight regions on an integrated basis.

Results of Operations

      The following table is derived from Selected Financial Data and sets forth, for the periods indicated, the actual amounts, in thousands, of certain income and expense items and their percentages, relative to total revenue:

	1999

			2000

	Fiscal Years Ended September 30,

					2001

Statement of Operations:
Total revenue	$279,562	100.0%	$399,926	100.0%	$540,123	100.0%

Gross profit	$100,335	35.9%	$148,280	37.1%	$196,838	36.4%
Selling expenses	69,225	24.8%	101,672	25.5%	139,830	25.9%

Store contribution	31,110	11.1%	46,608	11.6%	57,008	10.5%
Corporate, general and administrative expenses	14,822	5.3%	19,342	4.8%	26,843	5.0%
Amortization expense	1,056	0.4%	1,522	0.4%	2,380	0.4%

Income from operations	15,232	5.4%	25,744	6.4%	27,785	5.1%
Income from joint venture	—	0.0%	518	0.1%	843	0.2%
Loss on investment	—	0.0%	—	0.0%	1,162	0.2%
Interest income (expense), net	(106)	0.0%	1,147	0.3%	692	0.1%

Income before income taxes	15,126	5.4%	27,409	6.8%	28,158	5.2%
Income tax expense	6,050	2.2%	10,964	2.7%	11,263	2.1%

Net income	$9,076	3.2%	$16,445	4.1%	$16,895	3.1%

Fiscal 2001 as Compared to Fiscal 2000

      Total Revenue. Total revenue includes delivered sales, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $140.2 million, or 35.1%, to $540.1 million in the year ended September 30, 2001 from $399.9 million for the year ended September 30, 2000. The increase was primarily comprised of revenues of $63.4 million derived from acquired stores from the date of acquisition, $38.5 million from new stores, $14.9 million from relocated/remodeled stores and $2.3 million from comparable store sales growth. Comparable store sales increased by .6%. This excludes an 11.4% decrease in comparable store sales at United Audio from October 1, 2000 through March 31, 2001, an 11.0% decrease in comparable store sales at Douglas from October 2, 2000 through September 30, 2001, a 7.0% increase in comparable store sales at Big Screen City from May 1, 2001 through September 30, 2001, a 15.2% decrease in comparable store sales at Audio Video Systems from June 1, 2001 through September 30, 2001, and an 8.5% decrease in comparable store sales at Sound Advice from August 1, 2001 through September 30, 2001.

      Cost of Sales and Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, purchase discounts, and vendor volume rebates. Cost of sales increased $91.6 million, or 36.4%, to $343.3 million in the year ended September 30, 2001 from $251.6 million in the year ended September 30, 2000. Gross profit increased $48.6 million, or 32.7%, to $196.8 million in the year ended September 30, 2001 from $148.3 million for the year ended September 30, 2000. The gross margin for the years ended September 30, 2001 and 2000 was 36.4% and 37.1%, respectively. The decrease in gross margin is due to the mix change from audio to video, which has lower margins than audio. Additionally, the costs of running our distribution centers increased in dollars and as a percent of sales. This was a result of consolidating and relocating some of our distribution centers during the early part of the year.

      Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising, pre-opening expenses and bank fees and excludes corporate, general and administrative expenses. Selling expenses increased $38.2 million, or 37.5%, to $139.8 million for the year ended September 30, 2001 from $101.7 million for the year ended September 30, 2000. As a percentage of total revenue, selling expenses increased to 25.9% for the year ended September 30, 2001 from 25.5% in the prior year period. The percentage increase was attributable to higher payroll costs incurred from our effort to have a higher presence in the home installation business and higher occupancy costs associated with new store openings. The net advertising expense as a percent of sales was lower to offset these increases.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of finance, information systems, purchasing, marketing, human resources, training, executive officers and related support functions. Corporate, general and administrative expenses for the year ended September 30, 2001 increased 38.8% to $26.8 million from $19.3 million for the year ended September 30, 2000. As a percentage of total revenue, corporate, general and administrative expenses increased to 5.0% for the year ended September 30, 2001 from 4.8% for the prior year period. The increase was due to higher occupancy costs and depreciation relative to the acquired companies, which was offset by a decrease in payroll as a percent of sales.

      Amortization Expense. Amortization expense increased to $2.4 million for the year ended September 30, 2001 from $1.5 million for the year ended September 30, 2000. This increase is attributable to goodwill recorded for a full year in connection with the United Audio acquisition as well as the current year acquisitions of Douglas, Big Screen City and Audio Video Systems.

      Loss on Investment. Loss on investment was due to the write down of the investment in Outpost.com, which was sold to FCOP Acquisition, Inc., a wholly-owned subsidiary of Fry’s Electronics, a private company, on November 8, 2001 for $.25 per share.

      Net Interest Income. Net interest income decreased to $692,000 for the year ended September 30, 2001 from $1,147,000 for the year ended September 30, 2000. This decrease is due primarily to the borrowings on our revolving credit agreement made in the last fiscal quarter.

      Income Taxes. The effective tax rate for the years ended September 30, 2001 and 2000 was 40.0%. Management expects that the effective tax rate will remain substantially unchanged in the near future.

Fiscal 2000 as Compared to Fiscal 1999

      Total Revenue. Total revenue increased $120.4 million, or 43.1%, to $399.9 million in the year ended September 30, 2000 from $279.6 million for the year ended September 30, 1999. The increase was primarily comprised of revenues of $51.4 million derived from acquired stores from the date of acquisition, $24.8 million from new stores, and $34.5 million from comparable store sales growth. Comparable store sales increased by 13.5%. This excludes a 34.2% increase in comparable store sales at Home Entertainment from October 1, 1999 through January 31, 2000, an 8.8% decrease in comparable store sales at DOW Stereo/ Video from October 1, 1999 through June 30, 2000 and a .9% decrease in comparable store sales at United Audio Centers from April 1, 2000.

      Cost of Sales and Gross Profit. Cost of sales increased $72.4 million, or 40.4%, to $251.6 million in the year ended September 30, 2000 from $179.2 million in the year ended September 30, 1999. Gross profit increased $47.9 million, or 47.8%, to $148.3 million in the year ended September 30, 2000 from $100.3 million for the year ended September 30, 1999. The gross margin for the years ended September 30, 2000 and 1999 was 37.1% and 35.9%, respectively. The increase in gross margin was due to higher sales of new, digital based products, which tend to have higher margins than their analog counterparts.

      Selling Expenses. Selling expenses increased $32.4 million, or 46.9%, to $101.7 million in the year ended September 30, 2000 from $69.2 million for the year ended September 30, 1999. The increase, on an absolute basis, was principally associated with advertising, commissions related to increased sales, fees related to private label credit card promotions, and rent and related staff positions for the additional stores acquired as part of the Home Entertainment, DOW Stereo/ Video and United Audio acquisitions. As a percentage of total revenue, selling expenses increased to 25.5% for the year ended September 30, 2000 from 24.8% in the prior year period.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the year ended September 30, 2000 increased 30.5% to $19.3 million from $14.8 million for the year ended September 30, 1999. As a percentage of total revenue, corporate, general and administrative expenses decreased to 4.8% for the year ended September 30, 2000 from 5.3% for the prior year period as we realized leverage on our larger sales base.

      Amortization expense. Amortization expense increased to $1.5 million for the year ended September 30, 2000 from $1.1 million for the year ended September 30, 1999. This increase is attributable to goodwill recorded for a full year in connection with the Home Entertainment and Dow Stereo/ Video acquisitions as well as the acquisition of United Audio Centers on April 1, 2000.

      Net Interest Income (Expense). Net interest income increased to $1,147,000 for the year ended September 30, 2000 from a net interest expense of $106,000 for the year ended September 30, 1999. The increase was due primarily to the elimination of outstanding debt with proceeds from our follow-on offering on February 7, 2000, and investment income realized on our outstanding cash balances.

      Income Taxes. The effective tax rate for the years ended September 30, 2000 and 1999 was 40.0%.

Liquidity and Capital Resources

      Our cash needs are primarily for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and for remodeling or relocating older stores. Additionally, we pursue an active acquisition strategy, and capital needs are created as acquisition opportunities are pursued.

      Historically, our primary sources of financing have been net cash from operations, borrowings under our credit facility, and proceeds from the sale of equity or subordinated notes. At September 30, 2001 and 2000, our working capital was $70.5 million and $83.5 million, respectively. Cash provided by operations was $34.9 million for the year ended September 30, 2001. This was a result of $16.9 million in net income, depreciation and amortization of $11.4 million, an increase in accounts payable and accrued expenses of $6.6 million and an increase in deferred rent of $3.6 million. This was offset by an increase in accounts receivable of $10.0 million and a decrease in prepaid expenses and other assets of $4.9 million, as well as minor changes in other operating accounts.

      Net cash used in investing activities during fiscal 2001 was approximately $74.9 million. Approximately $25.1 million was used to fund acquisitions, and $24.8 million was used to open fourteen new stores, relocate/remodel eight stores and construct a new corporate office. In addition, $9.5 million was used for new stores to be opened or relocated after fiscal 2001. The balance of $13.3 million was used for other miscellaneous capital expenditures for equipment, fixtures and leasehold improvements. During fiscal 2000, net cash used in investing activities was approximately $26.2 million and was used to fund acquisitions, open ten new stores, relocate one store and other capital expenditures for equipment, fixtures and leasehold improvements. There are no other material commitments for capital expenditures other than new store openings and remodeling or relocating existing stores in the next 12 months.

      At September 30, 2001, we had outstanding $35.5 million under our credit facility. The credit facility currently has a maximum availability of $75.0 million and a maturity date of July 31, 2004, and is secured by our inventory and certain other of our assets.

      We believe that cash expected to be generated from operations, and available borrowings under our credit facility, will be sufficient to finance our working capital and capital expenditure requirements, exclusive of acquisitions, for the next 12 months. We may need to seek additional debt and/or equity financing in order to fund any future acquisitions.

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

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of goodwill’s impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The non-amortization provision of SFAS No. 142 was effective immediately for the goodwill arising in the Company’s acquisition of Sound Advice.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and the Company does not believe that implementation will have a material impact on its consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of evaluating the impact that implementing SFAS No. 144 will have on its consolidated financial statements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

      At September 30, 2001, the Company had $35,500,000 of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $300,000 annual impact on the Company’s earnings and cash flows.

      At September 30, 2001, we had approximately $200,000 in marketable equity securities. Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by $20,000.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Tweeter Home Entertainment Group, Inc. and Subsidiaries

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

     Tweeter Home Entertainment Group, Inc.
Canton, Massachusetts

      We have audited the accompanying consolidated balance sheets of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Exhibit Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Boston, Massachusetts

November 20, 2001

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,

	2000	2001

ASSETS
Current Assets:
Cash and cash equivalents	$34,292,555	$3,277,969
Accounts receivable, net of allowance for doubtful accounts of $800,000 and $850,000 at September 30, 2000 and 2001, respectively	14,662,914	31,251,444
Inventory	85,967,261	129,172,638
Deferred tax assets	2,424,294	4,054,489
Prepaid expenses and other current assets	1,578,893	3,468,864

Total current assets	138,925,917	171,225,404
Property and equipment, net	51,937,902	109,141,981
Investment in joint venture	3,214,451	3,397,722
Long-term investments	1,653,109	1,194,425
Intangible assets, net	—	7,254,832
Other assets, net	1,262,874	536,675
Goodwill, net	38,043,290	187,676,605

Total	$235,037,543	$480,427,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$63,074	$322,245
Amount due to bank	8,865,870	8,464,682
Accounts payable	21,499,910	38,557,984
Accrued expenses	19,509,166	38,887,498
Customer deposits	5,153,801	13,998,996
Deferred warranty	294,477	532,681

Total current liabilities	55,386,298	100,764,086

Long-Term Debt	13,638	36,699,411

Other Long-Term Liabilities:
Rent related accruals	3,489,645	9,326,705
Deferred warranty	72,504	1,048,562
Deferred tax liabilities	1,124,656	197,353

Total other long-term liabilities	4,686,805	10,572,620

Total liabilities	60,086,741	148,036,117

Commitments and Contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 20,251,734 shares issued at September 30, 2000 and 24,722,974 shares at September 30, 2001	202,517	247,230
Additional paid-in capital	144,538,059	285,132,941
Accumulated other comprehensive income	176,208	65,918
Retained earnings	31,928,911	48,823,695

Total	176,845,695	334,269,784
Less treasury stock: 1,879,911 shares at September 30, 2000 and 1,856,146 shares at September 30, 2001, at cost	(1,894,893)	(1,878,257)

Total stockholders’ equity	174,950,802	332,391,527

Total	$235,037,543	$480,427,644

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,

	1999	2000	2001

Total revenue	$279,562,533	$399,925,811	$540,122,610
Cost of sales	(179,226,729)	(251,645,031)	(343,285,136)

Gross profit	100,335,804	148,280,780	196,837,474
Selling expenses	69,225,160	101,672,490	139,829,549
Corporate, general and administrative expenses	14,821,844	19,341,702	26,843,118
Amortization expense	1,056,470	1,521,892	2,379,946

Income from operations	15,232,330	25,744,696	27,784,861
Income from joint venture	—	518,425	843,270
Loss on investment	—	—	1,161,969
Interest income (expense), net	(106,438)	1,146,761	691,811

Income before income taxes	15,125,892	27,409,882	28,157,973
Income taxes	6,050,357	10,963,953	11,263,189

NET INCOME	$9,075,535	$16,445,929	$16,894,784

Basic earnings per share	$0.63	$0.97	$0.87

Diluted earnings per share	$0.57	$0.89	$0.84

Weighted-average shares outstanding:
Basic	14,385,032	17,006,079	19,332,749

Diluted	15,972,502	18,550,782	20,118,993

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Treasury Stock			Total
			Paid-in	Retained	Comprehensive			Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Income	Equity

Balance, September 30, 1998	15,043,526	$150,435	$46,765,519	$6,701,244	$—	2,878,146	$(2,006,815)		$51,610,383
Issuance of common stock, net	1,794,822	17,948	25,114,583						25,132,531
Issuance of shares under stock option plan	291,274	2,913	603,089						606,002
Conversion of warrants			19,050	(293,797)		(1,006,820)	699,543		424,796
Treasury stock acquired			609,681			40,100	(609,681)		—
Issuance of treasury stock under employee stock purchase plan			90,316			(5,840)	4,088		94,404
Comprehensive Income:
Net income				9,075,535				$9,075,535	9,075,535
Net unrealized gain on investments, net of tax of $200,960					301,520			301,520	301,520

Comprehensive income								$9,377,055

Balance, September 30, 1999	17,129,622	171,296	73,202,238	15,482,982	301,520	1,905,586	(1,912,865)		$87,245,171
Issuance of common stock, net	2,208,962	22,090	66,520,593						66,542,683
Issuance of shares under stock option plan including tax benefit	913,150	9,131	4,510,398						4,519,529
Conversion of warrants			42,494			(16,796)	11,758		54,252
Issuance of treasury stock under employee stock purchase plan			262,336			(8,879)	6,214		268,550
Comprehensive Income:
Net income				16,445,929				$16,445,929	16,445,929
Net unrealized gain (loss) on investments, net of tax of $83,544					(125,312)			(125,312)	(125,312)

Comprehensive income								$16,320,617

Balance, September 30, 2000	20,251,734	202,517	144,538,059	31,928,911	176,208	1,879,911	(1,894,893)		$174,950,802
Issuance of common stock, net	4,172,400	41,724	119,191,122						119,232,846
Issuance of shares under stock option plan including tax benefit	298,840	2,989	3,453,945						3,456,934
Estimated fair value of stock options exchanged in Sound Advice acquisition			17,624,874						17,624,874
Issuance of treasury stock under employee stock purchase plan			324,941			(23,765)	16,636		341,577
Comprehensive Income:
Net income				16,894,784				$16,894,784	16,894,784
Unrealized holding gain arising during the year					3,425,776
Less: reclassification adjustments					(3,536,066)
Net unrealized gain (loss) on investments, net of tax of $73,471					(110,290)			(110,290)	(110,290)

Comprehensive income								$16,784,494

Balance, September 30, 2001	24,722,974	$247,230	$285,132,941	$48,823,695	$65,918	1,856,146	$(1,878,257)		$332,391,527

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	1999	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,075,535	$16,445,929	$16,894,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,215,252	7,356,657	11,375,721
Income from joint venture	—	(518,425)	(843,270)
Gain on disposal of equipment	(37,800)	(26,200)	—
Provision for uncollectible accounts	—	69,799	119,256
Tax benefit from options exercised	—	1,440,906	2,307,791
Loss on investment	—	—	1,161,969
Deferred income tax (benefit) provision	(829,969)	(412,017)	5,735,913
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	(2,650,210)	(4,962,271)	(10,025,370)
(Increase) decrease in inventory	(14,167,839)	(17,939,584)	2,436,264
(Decrease) in prepaid expenses and other assets	(105,863)	(1,945,390)	(4,877,376)
Increase in accounts payable and accrued expenses	8,012,555	1,831,734	6,648,418
Increase in customer deposits	632,038	1,034,630	1,011,113
Increase in rent related accruals	376,455	291,988	3,640,472
Decrease in deferred warranty	(1,164,199)	(644,396)	(679,464)
Increase (decrease) in other liabilities	80,840	(279,500)	—

Net cash provided by operating activities	4,436,795	1,743,860	34,906,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,698,632)	(20,959,684)	(47,572,530)
Proceeds from sale of property and equipment	37,800	26,200	—
Purchase of investments	(1,343,833)	(15,599)	(2,829,222)
Cash paid for acquisitions	(18,087,358)	(2,499,398)	(25,117,020)
Dividends from (investment in) joint venture	—	(2,745,033)	600,000

Net cash used in investing activities	(32,092,023)	(26,193,514)	(74,918,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in amount due to bank	1,951,746	2,842,814	(3,752,803)
Net proceeds from credit facility	467,954	(8,471,355)	36,944,944
Payment of debt assumed in acquisitions	—	—	(25,684,896)
Issuance of common stock, net of issuance cost	24,427,516	59,969,830	—
Proceeds from options exercised	508,598	3,078,623	1,149,143
Proceeds from employee stock purchase plan	97,404	268,550	341,577
Proceeds from warrants converted to common stock	424,796	54,252	—

Net cash provided by financing activities	27,878,014	57,742,714	8,997,965

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	222,786	33,293,060	(31,014,586)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	776,709	999,495	34,292,555

CASH AND CASH EQUIVALENTS, END OF YEAR	$999,495	$34,292,555	$3,277,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$324,523	$394,728	$233,213

Taxes	$6,090,000	$11,939,002	$10,835,667

Noncash investing activities:
Issuance of common stock and assumption of options for acquisitions	$800,000	$6,577,000	$136,860,000

Capital leases	$113,000	$—	$1,514,000

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 1999, 2000 and 2001

1. Business of the Company

      New England Audio Co., Inc. (“NEA”) was organized as a Massachusetts corporation in 1972. On June 5, 1998 NEA was reorganized as a Delaware holding company, whereby all of the holders of capital stock, options and warrants of NEA exchanged their NEA securities for identical securities of Tweeter Home Entertainment Group, Inc. (“TWEETER”), a Delaware corporation, on a 1 for 1 basis. The consolidated financial statements include the accounts of NEA, the wholly-owned subsidiary of TWEETER, NEA Delaware Inc., a Delaware corporation, the wholly-owned subsidiary of NEA, THEG USA, LP, a Texas limited partnership, Tweeter of California, Inc., an entity acquired during 1999, The Video Scene, Inc., Sound Advice, Inc. and Sound Advice of Arizona, Inc. acquired entities during 2001 (collectively referred to as the “Company”).

      The Company sells home audio, video, entertainment and electronic products through a chain of one hundred forty seven retail stores in New England, the Mid-Atlantic, Southeast, Texas, Southern California, greater Chicago, Florida and the Phoenix markets. The Company operates under the names “Tweeter,” “HiFi Buys,” “Sound Advice,” “Bang & Olufsen,” “Electronic Interiors,” “Showcase Home Entertainment” and “Great Indoor’s Home Theater.” The Company operates in a single business segment of retailing audio and video consumer electronic products.

2. Summary of Significant Accounting Policies

      Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

      Cash and Cash Equivalents — The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

      Inventory — Inventory, which consists primarily of goods for resale, are stated at the lower of average cost or market.

      Long-Term Investments — Long-term investments consist of investments in marketable equity securities and an investment in a privately held company. Marketable equity securities are stated at fair value. Losses on trading securities are included in the consolidated statements of income under the caption “Loss on Investment.” Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income, which is reflected in stockholders’ equity. The investment in the privately held company is accounted for using the cost method.

      Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets. Amortization of improvements to leased properties is based upon the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Furniture and fixtures are depreciated over three and seven years. Automobiles and trucks are depreciated over three years. Leasehold interests are amortized over the remaining lives of the leases. Buildings owned by the Company are depreciated over a period of fifteen years.

      Intangible Assets — Intangible assets consist of non-compete agreements and tradenames, which are being amortized on a straight-line basis over five years.

      Goodwill — Goodwill and other acquisition costs are being amortized on a straight-line basis over twenty to twenty-five years. All goodwill is evaluated for impairment using the methodology described in “long-lived assets.” Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires the cessation of goodwill amortization on October 1, 2001 for acquisitions initiated prior to June 30, 2001. For acquisitions initiated after June 30, 2001 (Sound Advice) the non-amortization of goodwill was effective on the date of acquisition.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Assets — Other assets include deferred financing costs that are being amortized over the term of the financing, using the straight-line method, which approximates the interest method.

      Fair Market Value of Financial Instruments — The fair value of the Company’s assets and liabilities, which constitute financial instruments as defined in SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” approximates their recorded value.

      Long-Lived Assets — On an ongoing basis, the Company evaluates the carrying value of its long-lived assets based upon estimated future cash flows relying on a number of factors, including operating results, business plans and certain economic projections. In addition, the Company’s evaluation considers non-financial data such as changes in the operating environment, competitive information, market trends and business relationships.

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

      Revenue Recognition — Revenue from merchandise sales is recognized upon shipment or delivery of goods. Service revenue is recognized when the repair service is completed. The Company records a sales returns reserve to reflect estimated sales returns after the period.

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

      Warranty Revenue — The Company sells extended warranties for a third-party provider. The Company receives a commission from the third-party provider which is recorded as revenue at the time of sale.

      Bryn Mawr Radio and Television Inc., HiFi Buys, Inc. and Douglas TV, Inc., prior to the acquisition by Tweeter, sold extended warranty contracts beyond the normal manufacturers’ warranty period, usually the term of the coverage (including the manufacturers’ warranty period) between twelve and sixty months. All revenue from the sale of the extended warranty contracts sold prior to the acquisition by Tweeter was deferred and the revenue is being amortized on a straight-line basis over the contract period. All costs related to the contracts are charged to expense as incurred.

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

      Stock-Based Compensation — The Company, for the purposes of presentation in its consolidated financial statements, follows the precepts set forth in Accounting Principles Board Opinion No. 25 for computing compensatory aspects of stock-based compensation. In compliance with SFAS No. 123,

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Stock-Based Compensation,” the Company has disclosed the required pro forma effect on net income in Note 10.

      Deferred Rent and Rental Expense — Minimum rent expense is recorded using the straight-line method over the related lease term. The difference between current payments required and rent expense is reflected as deferred rent.

      Advertising — Net costs for advertising, including electronic media, newspaper, buyer’s guides and direct mailings, which are expensed as incurred, amounted to $4,404,776, $5,147,888 and $5,029,175 for the years ended September 30, 1999, 2000 and 2001, respectively.

      Comprehensive Income — For the years ended September 30, 1999, 2000 and 2001, the Company’s comprehensive income was comprised of net income and net unrealized gains or losses on investments. Comprehensive income is included in the consolidated statements of stockholders’ equity.

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Fiscal Years Ended September 30,

	1999	2000	2001

Basic Earnings Per Share (“EPS”):
Numerator:
Net income available to common stockholders	$9,075,535	$16,445,929	$16,894,784

Denominator:
Weighted-average common shares outstanding	14,212,598	17,006,079	19,332,749
Nominal issuance of warrants	172,434	—	—

Weighted-average shares outstanding	14,385,032	17,006,079	19,332,749

Basic EPS	$0.63	$0.97	$0.87

Diluted Earnings Per Share:
Numerator	$9,075,535	$16,445,929	$16,894,784

Denominator:
Weighted-average common shares outstanding	14,385,032	17,006,079	19,332,749
Potential common stock equivalents outstanding	1,587,470	1,544,703	786,244

Total	15,972,502	18,550,782	20,118,993

Diluted EPS	$0.57	$0.89	$0.84

      Segment Information — The Company operates in one business segment. The table below sets forth the approximate percentages of revenues for each of the Company’s primary product categories for its fiscal years ended September 30, 1999, 2000 and 2001. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in the Company’s product mix, acquisitions of stores with different

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product mixes, and the timing of marketing events. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Retail Revenues

	Fiscal Years Ended
	September 30,

Product Category	1999	2000	2001

Audio Equipment(1)	32%	31%	28%
Video Equipment(2)	42%	45%	50%
Mobile Equipment and Other(3)	26%	24%	22%

(1)	Includes speakers, cassette decks, receivers, compact disc players, mini disc players, amplifiers, preamplifiers, home theater in a box, and portable audio equipment.

(2)	Includes video cassette players, camcorders, televisions, projection televisions, DVD players, and satellite dishes and set top boxes.

(3)	Includes car decks, amplifiers and speakers, car security products, navigation equipment, wireless phones, audio and video accessories, installation and service labor, and extended performance guaranties.

     Recent Accounting Pronouncements — On December 3, 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB requires, among other things, that revenues derived from products or services in which companies typically act as an agent be reported on a net basis. SAB No. 101 was implemented by the Company in the first quarter of fiscal 2001 and resulted in a decrease in revenue and cost of sales of $2.9 million and $4.4 million for 1999 and 2000, respectively, to comply with the aforementioned net presentation requirement.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of goodwill’s impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The non-amortization provision of SFAS No. 142 was effective immediately for the goodwill arising in the Company’s acquisition of Sound Advice, Inc.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and the Company does not believe that implementation will have a material impact on its consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

process of evaluating the impact that implementing SFAS No. 144 will have on its consolidated financial statements.

      Reclassifications — Certain financial statement amounts for 1999 and 2000 have been reclassified to conform to the classifications used in the September 30, 2001 consolidated financial statements.

3. Property and Equipment

      Major classifications of property and equipment are summarized below:

	September 30,

	2000	2001

Leasehold improvements	$32,272,230	$59,947,385
Furniture and equipment	21,922,302	38,597,244
Buildings	7,144,906	19,791,674
Land	4,447,024	9,879,623
Automobiles and trucks	1,031,033	2,800,579
Capitalized leases	113,702	1,514,400
Construction in progress	4,902,199	4,605,974
Leasehold interests	165,000	165,000

	71,998,396	137,301,879
Less accumulated depreciation and amortization	20,060,494	28,159,898

	$51,937,902	$109,141,981

      Depreciation and amortization of property and equipment for the fiscal years ended September 30, 1999, 2000 and 2001 aggregated $4,141,182, $5,754,052 and $8,995,868, respectively.

4. Accrued Expenses

      Accrued expenses consist of the following:

	September 30,

	2000	2001

Merchandise received not invoiced	$2,161,825	$11,332,235
Advertising	1,786,381	4,562,640
Compensation	2,700,781	4,208,060
Fringe benefits	2,657,775	3,550,172
Sales taxes payable	2,133,154	3,430,970
Deferred cooperative advertising	2,199,825	3,360,102
Rent related accruals	900,397	1,422,470
Group insurance	700,000	1,050,000
Credit card service charges	581,116	851,165
Other	3,687,912	5,119,684

	$19,509,166	$38,887,498

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Debt

      Long-term debt consists of the following:

	September 30,

	2000	2001

Revolving term bank loan	$—	$35,500,000
Capital leases	—	1,192,155
Other	76,712	329,501

Subtotal	76,712	37,021,656
Less current portion	63,074	322,245

	$13,638	$36,699,411

      On June 29, 2001, the Company signed a three-year senior credit facility (the “Credit Facility”) which provides the Company the ability to borrow up to $75 million. Borrowings under the Credit Facility are collateralized by the Company’s inventory and certain other assets and bear interest at the lender’s base rate (6.0% at September 30, 2001), or Eurodollar pricing plus 1.25% if the Company commits to borrow amounts for a period of at least 30 days. The Company’s weighted-average interest rate on outstanding borrowings during 2001 was approximately 6.0%. The Credit Facility contains restrictive covenants and conditions, including requirements to maintain certain minimum financial ratios and a designated net worth level as well as not exceeding a capital expenditure level. The Company was in compliance with all restrictive covenants at September 30, 2001. The credit facility also restricts the Company from paying cash dividends. There was $35,500,000 outstanding as of September 30, 2001.

6. Employee Savings Plan

      In October 1985, the Company established an employee savings plan covering all employees. Under the terms of the plan, which was adopted under Section 401(k) of the Internal Revenue Code, the Company can match employee contributions. Such matching contributions cannot exceed the employer’s established annual percentage of compensation, which was a maximum of 6% for the years ended September 30, 1999, 2000 and 2001. The Company’s contribution expense was $425,000, $525,000 and $650,000 for the years ended September 30, 1999, 2000 and 2001, respectively.

7. Commitments and Contingencies

      The Company leases the majority of its stores, installation centers, warehouses and administrative facilities under operating leases. The lives of these leases range from five to twenty years with varying renewal options. The leases provide for base rentals, real estate taxes, common area maintenance charges and, in some instances, for the payment of percentage rents based on sales volume. Rent expense for the years ended September 30, 1999, 2000 and 2001 was $10,309,850, $14,701,565 and $20,514,859, respectively. Percentage rent expense was $127,923, $123,114 and $318,817 for the years ended September 30, 1999, 2000 and 2001, respectively.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental commitments under non-cancelable operating leases as of September 30, 2001 are as follows:

2002	$25,070,549
2003	24,186,136
2004	23,305,699
2005	21,027,804
2006	19,187,845
Thereafter	109,020,402

Total	$221,798,435

      The Company has entered into employment agreements with certain key employees. These agreements provide for continued employment with termination by either party. Under certain circumstances, the key employees could receive an amount up to three times their annual base salary.

      Beginning in April 1999, the Company entered into four agreements to become the “name in title” sponsor for various performing arts centers in some key markets throughout the country. Under these agreements, the Company will be required to pay $8,258,000 in the next three fiscal years, $2,825,000 in fiscal 2005, and $11,367,000 thereafter.

      At any time prior to the earlier of (i) February 15, 2003, or (ii) the termination of one of the Board members of the Company’s cost basis investee, the cost basis investee has the right to borrow up to $1 million (less any additional investments made by the Company beyond its $1 million cost basis investment made in February 2001). Such borrowings are subject to the cost basis investee having achieved an established cumulative net income amount for the twelve months ending the last quarter preceding the date of the proposed advance.

      The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

8. Income Taxes

      The provision for income taxes under SFAS No. 109 consisted of the following:

	Fiscal Years Ended September 30,

	1999	2000	2001

Current:
Federal	$5,533,879	$9,485,084	$4,437,899
State	1,346,447	1,890,886	1,089,377

	6,880,326	11,375,970	5,527,276
Deferred	(829,969)	(412,017)	5,735,913

	$6,050,357	$10,963,953	$11,263,189

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of significant temporary differences comprising the Company’s current and long-term net deferred tax assets are as follows:

	September 30,

	2000	2001

Accruals and reserves	$2,289,493	$3,827,887
Deferred revenue	134,801	226,602

Net deferred tax assets — current	2,424,294	4,054,489

Deferred rent	1,448,691	2,491,211
Depreciation	1,501,704	1,287,418
Deferred revenue	5,614	304,712
Unrealized gain on marketable equity securities	(117,416)	(43,945)
Intangible assets — excess of tax amortization over book amortization	(3,963,249)	(4,236,749)

Net deferred tax liabilities — long-term	(1,124,656)	(197,353)

Total net deferred tax assets	$1,299,638	$3,857,136

      The Company has determined that it is more likely than not that it will fully realize the deferred tax assets. Consequently, no valuation allowance was established as of September 30, 2000 and 2001. In connection with the Sound Advice acquisition, the Company acquired approximately $8.1 million of net deferred tax assets against which no valuation allowance has been established.

      A reconciliation between the statutory and effective income tax rates is as follows:

	Fiscal Years Ended
	September 30,

	1999	2000	2001

Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1	4.4	4.3
Other	(0.1)	0.6	0.7

Effective income tax rate	40.0%	40.0%	40.0%

9. Acquisitions, Intangibles and Goodwill

     Fiscal Year 1999 Acquisitions

      During fiscal year 1999, the Company acquired the following three entities for a total cost, including acquisition costs, of $20,246,000, which included the issuance of 44,822 shares of common stock valued at $800,000:

•	Home Entertainment, Inc., a seven-store consumer electronics retailer based in Texas.

•	DOW Stereo/ Video, Inc., a nine-store consumer electronics retailer based in the San Diego, CA area.

•	Electronic Environments, Inc., a home installation company based in the Philadelphia, PA market.

      Goodwill recognized in these three transactions amounted to $11,610,000, of which $6,013,000 is expected to be deductible for tax purposes.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fiscal Year 2000 Acquisitions

      During fiscal year 2000, the Company acquired the following three entities for a total cost, including acquisition costs, of $6,802,000, which included the issuance of 206,328 shares of common stock valued at $6,577,000:

•	Sound Installations, Inc., a home installation company based in eastern Massachusetts.

•	United Audio Centers, Inc., a seven-store consumer electronics retailer in the Chicago, IL area.

•	Home Entertainment Connections, Inc., a home installation company based in Atlanta, GA.

      Goodwill recognized in these three transactions amounted to $8,941,000, of which $459,000 is expected to be deductible for tax purposes.

     Fiscal Year 2001 Acquisitions

      During fiscal year 2001, the Company acquired the following three entities for a total cost, including acquisition costs, of $15,760,000, which included the issuance of 125,905 shares of common stock valued at $3,397,000:

•	Douglas TV, Inc., a four-store consumer electronics retailer in the Chicago, IL area.

•	Video Scene, Inc. (d/b/a Big Screen City), a four-store consumer electronics retailer based in the San Diego, CA area.

•	SMK Marketing, Inc. (d/b/a Audio Video Systems), a three-store consumer electronics retailer in the Charlotte, NC area.

      Goodwill recognized in these three transactions amounted to $15,819,000, of which $9,601,000 is expected to be tax-deductible.

      On August 1, 2001, the Company also acquired 100 percent of the outstanding common stock of Sound Advice, Inc. (“Sound Advice”) and subsequently transferred such stock to its wholly-owned subsidiary, New England Audio Co., Inc. The results of Sound Advice’s operations have been included in the consolidated financial statements since that date. Sound Advice is a full service specialty retailer of consumer electronic products sold in 29 Florida-based stores and three Arizona-based stores. This acquisition was consummated for a number of reasons, including the compatibility of Sound Advice with Tweeter’s existing acquisition strategy, the protection of growing markets in Florida and Arizona, the strength of Sound Advice’s management team, expected efficiencies of a combined infrastructure and the timing of the acquisition (i.e. prior to the fiscal 2002 holiday selling season). All of these reasons contributed to the excess of consideration over the fair value of assets acquired and liabilities assumed.

      The aggregate purchase price was $149,974,000, including common stock valued at $115,838,000. The value of the 4,046,495 common shares issued was determined on the average market price of Tweeter’s common stock for a few days prior to and including August 1, 2001, the date on which the number of shares issued was fixed.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

Current assets	$40,186,000
Property and equipment	16,620,000
Intangible assets	7,505,000
Other assets	144,000
Goodwill	135,944,000

Total assets acquired	200,399,000
Current liabilities	(19,123,000)
Assumed debt	(23,899,000)
Other liabilities	(7,403,000)

Total liabilities assumed	(50,425,000)

Net assets acquired	$149,974,000

      Of the $7,505,000 of acquired intangible assets, $3,905,000 was assigned to non compete agreements and $3,600,000 million was assigned to the acquired trade names, both of which have weighted-average useful lives of five years.

      The $135,944,000 of goodwill was all assigned to the Company’s one operating segment and reporting unit and is not expected to be deductible for income tax purposes.

     Pro Forma Information (Unaudited)

      The following unaudited pro forma financial information reflects the consolidated results of operations for the Company for the years ended September 30, 2000 and 2001 as though the fiscal 2001 acquisitions had occurred on the first day of each fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company’s actual operating results or results which may occur in the future, had the acquisition been consummated at the beginning of each fiscal year.

	Years Ended September 30,

	2000	2001

Net sales	$649,492,983	$743,651,285
Net income	22,699,064	22,378,803
Basic earnings per share	1.09	0.99
Diluted earnings per share	0.99	0.95

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Acquired Intangible Assets

      The following is a summary of acquired intangible assets:

	As of September 30, 2001

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets
Non-compete agreements	$3,905,000	$130,168
Tradenames	3,600,000	120,000

Total	$7,505,000	$250,168

      For the fiscal year ended September 30, 2001, the aggregate amortization expense was $250,168. For each of the fiscal years 2002 through 2005, the amortization expense is estimated to be $1,501,000 and for the fiscal year 2006 the amortization is estimated to be $1,251,000.

     Goodwill

      The increase in the carrying amount of goodwill for the years ended September 30, 2000 and 2001 of $9,491,000 and $151,763,000, respectively, was attributable solely to acquired goodwill.

      Had the non-amortization provisions of SFAS No. 142 been effective for all periods presented, the Company’s net income and earnings per share would have been as follows:

	Fiscal Years Ended September 30,

	1999	2000	2001

Net Income
Reported net income	$9,075,535	$16,445,929	$16,894,784
Add back goodwill amortization, net of tax	633,882	913,135	1,277,867

Adjusted net income	$9,709,417	$17,359,064	$18,172,651

Basic Earnings Per Share:
Reported net income	$0.63	$0.97	$0.87
Add back goodwill amortization, net of tax	0.04	0.05	0.07

Adjusted net income	$0.67	$1.02	$0.94

Diluted Earnings Per Share:
Reported net income	$0.57	$0.89	$0.84
Add back goodwill amortization, net of tax	0.04	0.05	0.06

Adjusted net income	$0.61	$0.94	$0.90

10. Stockholders’ Equity

      Common Stock — Holders of common stock are entitled to dividends if declared by the Board of Directors, and each share carries one vote. The common stock has no cumulative voting, redemption or preemptive rights.

      Secondary Public Offering — On February 2, 1999, the Company completed a follow-on offering of 5,000,000 shares of common stock. The Company sold 1,000,000 shares, and existing stockholders sold

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4,000,000 shares. The Company also covered the underwriter’s over allotment and issued 750,000 additional shares. Net proceeds received by the Company were approximately $24,300,000.

      Shelf Registration Statement — On April 13, 1999, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission, which became effective on May 4, 1999. On December 23, 1999, the Company filed amendment No. 1 to convert this registration to the shortened Form S-4 format permitted for companies which are eligible to use Form S-3 for cash offerings. The registration statement related to 4,000,000 shares of common stock of the Company. These shares may be issued from time to time in the future by the Company in connection with its acquisition of the assets, business or securities of other companies, whether by purchase, merger or any other form of business combination. At September 30, 2001 there were 3,620,311 shares available for future issuance.

      Secondary Public Offering — On February 11, 2000, the Company completed a follow-on offering of 2,550,000 shares of common stock. The Company sold 2,000,000 shares, and existing stockholders sold 550,000 shares. Total net proceeds received by the Company were approximately $60,000,000.

      Common Stock Incentive Plans — In November of 1995, the Company implemented a stock option plan, under which incentive and nonqualified stock options may be granted to management, key employees and outside directors to purchase shares of the Company’s common stock. The exercise price for incentive stock options for employees and nonqualified options for outside directors range from $0.31 to $32.125 per share. Options are generally exercisable over a period from one to ten years from the date of the grant and are dependent on the vesting schedule associated with the grant. Options for 386,645 shares were exercisable under the 1995 Stock Option Plan at September 30, 2001.

      On June 1, 1998, the Company terminated the 1995 Stock Option Plan and adopted the 1998 Stock Option and Incentive Plan (the “1998 Plan”) to provide incentives to attract and retain executive officers, directors, key employees and consultants. The aggregate number of shares of common stock issuable under the 1998 Plan is 3,681,084 shares as of May 31, 2001. In addition, the number of shares of common stock issuable under the 1998 Plan will increase, on each anniversary date of the adoption of the 1998 Plan, by a number of shares not to exceed 300,000 shares.

      As options granted under the 1998 Plan are exercised, the number of shares represented by such previously outstanding options will again become available for issuance under the 1998 Plan up to a maximum of 200,000 shares of common stock annually. There were 1,391,271 shares exercisable under the 1998 Stock Option Plan at September 30, 2001. There were 2,267,794 shares available for future grants at September 30, 2001.

      On July 30, 2001, at a special meeting of the Tweeter stockholders, an amendment to the 1998 Stock Option and Incentive Plan was approved to increase the number of shares available for issuance by 1,200,000.

      The 1998 Plan is administered by the Compensation Committee of the Board of Directors and will allow the Company to issue one or more of the following: stock options (incentive stock options and non-qualified options), restricted stock awards, stock appreciation rights, common stock in lieu of certain cash compensation, dividend equivalent rights, performance shares and performance units (collectively, “Plan Awards”). The 1998 Plan will expire five years following its adoption. Awards made thereunder and outstanding at the expiration of the 1998 Plan will survive in accordance with their terms. Other than stock options, no Plan Awards were granted during 2000 and 2001.

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

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 1998 Plan also provides for the grant or issuance of Plan Awards to directors of the Company who are not employees of the Company. These options are 100% vested at the time of grant. On July 16, 2001, the Board of Directors authorized the grant of options (“September 2001 Options”) under the 1998 Plan, exercisable for a total of 14,000 shares of common stock, to certain officers, directors and employees of the Company.

      The following summarizes transactions under the stock option plans:

			Weighted-
			Average
	Number of	Per Share Option	Exercise
	Shares	Price	Price

9/30/98	2,098,050	$0.31 to $8.50	$3.24
Granted	707,300	$13.50 to $18.69	$15.89
Exercised	291,274	$0.31 to $8.50	$2.08
Canceled	57,074	$0.31 to $15.31	$10.12

9/30/99	2,457,002	$0.31 to $18.69	$6.84
Granted	421,050	$23.13 to $32.13	$24.82
Exercised	913,150	$0.31 to $16.06	$3.37
Canceled	37,842	$3.62 to $16.06	$12.45

9/30/00	1,927,060	$0.31 to $32.13	$12.29
Granted	1,495,300	$1.26 to $29.125	$9.80
Exercised	298,840	$0.31 to $23.88	$3.83
Canceled	32,665	$3.62 to $32.13	$21.32

9/30/01	3,090,855	$0.31 to $32.13	$11.81

      The following summarizes information about all stock options outstanding at September 30, 2001:

		Weighted-	Number of
	Shares	Average	Options
	Outstanding	Remaining	Exercisable
	at September 30,	Contractual	at September 30,
Range of Exercise Prices	2001	Life (Years)	2001

$0.31 to $3.48	575,818	3.3	575,818
$3.49 to $6.66	356,611	3.7	356,611
$6.67 to $9.84	400,566	2.8	400,566
$9.85 to $13.02	679,300	5.9	0
$13.03 to $16.21	548,810	3.8	293,490
$16.22 to $19.39	10,650	5.2	600
$19.40 to $22.57	16,500	5.0	0
$22.58 to $25.75	387,600	4.7	118,815
$25.76 to $28.93	68,000	5.6	4,500
$28.94 to $32.13	47,000	4.8	24,450

	3,090,855	4.2	1,774,850

      The weighted-average exercise price of all options outstanding as of September 30, 2000 and 2001 is $12.29 and $11.81, respectively.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in 1999, 2000 and 2001 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	1999	2000	2001

Risk free interest rate	5.53%	6.30%	4.74%
Expected life of option grants (years)	3.3	3.3	3.3
Expected volatility of underlying stock	80.6%	81.3%	93.8%

      Had compensation cost for stock option grants during the years ended September 30, 1999, 2000 and 2001 been determined under the provisions of SFAS No. 123, the Company’s net income would have been approximately $8,686,000, $15,319,000 and 14,338,000, respectively. Pro forma diluted earnings per share would have been $0.54, $0.83 and $0.71 for the years ended September 30, 1999, 2000 and 2001, respectively.

      The weighted-average grant date fair value of all grants issued for the years ended September 30, 1999, 2000 and 2001 was $3.26, $5.15 and $12.93, respectively.

      Employee Stock Purchase Plan — During fiscal 1999, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective upon approval by the stockholders of the Company and will continue in effect for a term of 20 years, unless terminated sooner. The Company has the right to terminate the ESPP at any time. The ESPP is intended to be an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Subject to adjustment pursuant to the ESPP, the aggregate number of shares of Common Stock which may be sold under the ESPP is 1,000,000.

11. Related-Party Transactions

      In connection with the Tweeter.Outpost.com joint venture formed with Outpost.com (see Note 15), the Company is responsible for paying its vendors for the inventory purchased by the joint venture and billing the joint venture. For the years ended September 30, 2000 and 2001, the Company billed the joint venture $7,422,000 and $10,759,000, respectively, for inventory purchases. At September 30, 2001 the joint venture owed the Company $377,000. The Company has made equity investments in the common stock of Cyberian Outpost, Inc. totaling $1,233,000. During fiscal 2001, the Company wrote down the value of these investments, taking a charge of $1,162,000.

      The Company owned a 7% interest in Sound Advice, Inc. prior to acquiring 100% of its outstanding common stock on August 1, 2001.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Investments

      The Company’s investments are comprised of the following:

	September 30,

	2000	2001

Investment in joint venture	$3,214,451	$3,397,722

Trading marketable equity securities	$—	$71,356
Available for sale equity securities	1,653,109	128,069
Cost investment	—	995,000

	$1,653,109	$1,194,425

      On October 4, 1999, the Company formed a joint venture with Outpost.com (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999, with a primary URL of Tweeter.Outpost.com. Each party capitalized the joint venture with a $2,500,000 investment and each party maintained a 50% interest. During the period, the Company records its 50% of the net income (loss) on the statement of income in the line “income from joint venture.” For the years ended September 30, 2000 and 2001, the amounts were $518,000 and $843,000, respectively. The Company is also responsible for paying its vendors for the inventory purchased by the joint venture and billing the joint venture. At September 30, 2001, the joint venture owed the Company $377,000. The Company also made an equity investment of $1.2 million dollars in the common stock of Outpost.com and as of September 30, 2001, this investment has been written down to $71,000 to reflect the sale of Outpost.com to FCOP Acquisition, Inc. a wholly-owned subsidiary of Fry’s Electronics for $.25 per share. This investment is classified as held for trading. For the fiscal years ended September 30, 2000 and 2001, the joint venture had revenues of $7,682,000 and $15,013,000, respectively, and had net income of $1,037,000 and $1,687,000. At September 30, 2000 and 2001, the joint venture had assets of $8,181,000 and $6,737,000 and liabilities of $2,144,000 and $213,000, respectively.

      The cost and fair value of marketable equity securities classified as “available for sale” at September 30, 2000 was approximately $1.4 million and $1.7 million, respectively, and at September 30, 2001 was approximately $1.2 million and $0.1 million, respectively. At September 30, 2000, the unrealized gain on “available for sale” securities of $0.3 million was included in accumulated other comprehensive income reflected in stockholders’ equity. During fiscal year 2001, the Company recorded a $1.1 million loss on its investment in Outpost.com and reclassified that investment to “trading”. This reclassification resulted in an adjustment to other comprehensive income of approximately $0.6 million. Also, on August 1, 2001, the Company eliminated its investment in Sound Advice, Inc. in connection with the acquisition described in Note 9, resulting in a reclassification adjustment of approximately $4.2 million in other comprehensive income.

      On February 15, 2001, the Company made a cash investment of approximately $995,000 in a private entity which is being accounted for using the cost method.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Quarterly Results of Operations (Unaudited)

      The following is a tabulation of the quarterly results of operations for the fiscal years ended September 30, 2000 and 2001:

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	1999	2000	2000	2000

	(In thousands, except per share data)
Fiscal Year 2000
Total revenue	$123,443	$86,142	$93,486	$96,855
Gross profit	45,647	31,878	33,958	36,797
Net income	8,122	2,706	2,085	3,532
Basic earnings per share	0.53	0.16	0.12	0.19
Diluted earnings per share	0.48	0.15	0.11	0.18

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2000	2001	2001	2001

Fiscal Year 2001
Total revenue	$161,968	$117,833	$110,038	$150,283
Gross profit	58,453	43,805	40,021	54,558
Net income	9,798	3,784	2,466	847
Basic earnings per share	0.53	0.20	0.13	0.04
Diluted earnings per share	0.51	0.20	0.13	0.04

14. Subsequent Event

      The Company received a letter, dated November 9, 2001, from Outpost.com, which serves as notice of the dissolution and termination of the joint venture. The Company believes that the carrying amount of its investment in the joint venture of approximately $3.4 million at September 30, 2001 and its receivable balance from the joint venture of approximately $377,000 will be realized in fiscal year 2002.

*       *       *       *       *

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item is included in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, to be filed with the Commission on or about December 20, 2001 (the “2002 Proxy Statement”), under “Election of Directors” and is incorporated herein by reference.

Item 11.  Executive Compensation

      The information required by this Item is included in the 2002 Proxy Statement under “Executive Compensation” and is incorporated herein by reference (excluding, however, the “Compensation Committee Report Regarding Executive Compensation” and the Performance Graph contained in the 2002 Proxy Statement, which shall not be deemed incorporated herein).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is included in the 2002 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      On October 4, 1999, we formed a joint venture with Outpost.com (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999, with a primary URL of Tweeter.Outpost.com. Each party capitalized the joint venture with a $2,500,000 investment and each party maintained a 50% interest. During the period, we record 50% of net income (loss) on the statement of income in the line “income from joint venture.” For the years ended September 30, 2000 and 2001, the amounts were $518,000 and $843,000, respectively. We are also responsible for paying our vendors for the inventory purchased by the joint venture and billing the joint venture. At September 30, 2001 the joint venture owed the Company $377,000. The Company has made equity investments in the common stock of Outpost.com totaling $1,233,000. During fiscal 2001, the Company wrote down the value of these investments, taking a charge of $1,162,000 against current year earnings. On November 9, 2001, the Company received notice from Outpost.com that, effective February 9, 2002, it was dissolving the joint venture and all related agreements with the Company. On November 8, 2001, Outpost.com, LLC was sold to FCOP Acquisition, Inc., a wholly-owned subsidiary of Fry’s Electronics, a private company operating in the state of California. The joint venture will continue operations through December 31, 2001.

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

      (b) Reports on Form 8-K.

      On August 10, 2001, the Company filed a Current Report on Form 8-K to provide the required financial statements in connection with its acquisition of Sound Advice, Inc.

SCHEDULE II

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs	Other	Net of	End
Description	of Period	and Expenses	Accounts	Write-Offs	of Period

	(In thousands)
Years ended
September 30, 2001	$800	$119	$3	$72	$850
September 30, 2000	650	70	80	—	800
September 30, 1999	560	—	103	13	650

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By:	/s/ JEFFREY STONE

Jeffrey Stone
President

Date: December 21, 2001

By:	/s/ JOSEPH MCGUIRE

Joseph McGuire
Chief Financial Officer

Date: December 21, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ SAMUEL BLOOMBERG Samuel Bloomberg	Chairman of the Board	December 21, 2001

By:	/s/ JEFFREY STONE Jeffrey Stone	Director and President	December 21, 2001

By:	/s/ MICHAEL CRONIN Michael Cronin	Director	December 21, 2001

By:	/s/ JEFFREY BLOOMBERG Jeffrey Bloomberg	Director	December 21, 2001

By:	/s/ MATTHEW BRONFMAN Matthew Bronfman	Director	December 21, 2001

By:	/s/ STEVEN FISCHMAN Steven Fischman	Director	December 21, 2001

By:	/s/ PETER BESHOURI Peter Beshouri	Director	December 21, 2001

EXHIBIT INDEX

(a)     Exhibit:

Exhibit No.		Description

*****2.1	—	Agreement and Plan of Merger among the Company, TWT Acquisition Corp. and Sound Advice, Inc.
***3.1	—	Amended and Restated Certificate of Incorporation of the Company.
*******3.2	—	Amendment to Amended and Restated Certificate of Incorporation of the Company.
*******3.3	—	Amended and Restated By-Laws of the Company, as amended.
*4.1	—	Specimen Certificate representing the Company’s common stock.
*4.2	—	Shareholder’s Rights Agreement.
*10.1	—	1995 Stock Option Plan.
*10.2	—	1998 Stock Option and Incentive Plan.
*10.3	—	Employment Agreement between the Company and Samuel Bloomberg.
*10.4	—	Employment Agreement between the Company and Jeffrey Stone.
*10.5	—	Employment Agreement between the Company and Joseph McGuire.
*****10.6	—	Employment Agreement between the Company and Peter Beshouri.
*****10.7	—	Employment Agreement between the Company and Michael Blumberg.
*10.8	—	Progressive Retailers Organization, Inc. Policy and Procedures Manual.
**10.9	—	Employee Stock Purchase Plan.
****10.10	—	Tweeter Home Entertainment Group Deferred Compensation Plan.
****10.11	—	Tweeter Home Entertainment Group Deferred Compensation Plan Adoption Agreement.
*******10.12	—	Credit Agreement dated as of June 29, 2001 among the registrant, Fleet National Bank and the other parties thereto.
*******21	—	Subsidiaries of the Company.
*******23	—	Consent of Deloitte & Touche LLP.

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-51015) or amendments thereto and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-70543) or amendments thereto and incorporated herein by reference.

***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

*****	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 8, 2001 and incorporated herein by reference.

******	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Number 333-72428) and incorporated herein by reference.

*******	Filed herewith.