Form 10-Q
period 2001-12-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2002-02-14
CIK 1060390

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

Commission file number: 0-24091

TWEETER HOME ENTERTAINMENT GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	04-3417513

(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

40 PEQUOT WAY
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

         Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT FEBRUARY 11, 2002

Common Stock, $.01 par value	23,368,783

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries Consolidated Balance Sheets
Tweeter Home Entertainment Group, Inc. and Subsidiaries Consolidated Statements of Income (Unaudited)
Tweeter Home Entertainment Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows
TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2001	2001

		(Unaudited)
Assets
Current Assets:

Cash and cash equivalents	$3,277,969	$11,416,435

Accounts receivable, net of allowance for doubtful accounts of $850,000 at September 30, 2001 and $831,000 at December 31, 2001	31,251,444	44,131,150

Inventory	129,172,638	143,057,265

Deferred tax assets	4,054,489	3,984,869

Prepaid expenses and other current assets	3,468,864	4,161,718

Total current assets	171,225,404	206,751,437

Property and equipment, net	109,141,981	122,515,343

Investment in joint venture	3,397,722	3,154,674

Long-term investments	1,194,425	1,116,055

Intangible assets, net	7,254,832	6,879,582

Other assets, net	536,675	353,516

Goodwill, net	187,676,605	187,676,605

Total	$480,427,644	$528,447,212

Liabilities and Stockholders’ Equity

Current Liabilities:

Current portion of long-term debt	$322,245	$305,362

Amount due to bank	8,464,682	15,192,406

Accounts payable	38,557,984	40,217,914

Accrued expenses	38,887,498	51,934,631

Customer deposits	13,998,996	18,048,181

Deferred warranty	532,681	502,043

Total current liabilities	100,764,086	126,200,537

Long-Term Debt	36,699,411	45,007,256

Other Long-Term Liabilities:

Rent related accruals	9,326,705	9,317,484

Deferred warranty	1,048,562	925,801

Deferred tax liabilities	197,353	222,916

Total other long-term liabilities	10,572,620	10,466,201

Total liabilities	148,036,117	181,673,994

Stockholders’ Equity

Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—

Common stock, $.01 par value, 60,000,000 shares authorized; 24,722,974 shares issued at September 30, 2001 and 25,078,669 at December 31, 2001	247,230	250,792

Additional paid in capital	285,132,941	285,999,327

Accumulated other comprehensive income	65,918	72,108

Retained earnings	48,823,695	62,326,943

Total	334,269,784	348,649,170

Less treasury stock: 1,856,146 shares at September 30, 2001 and 1,852,852 shares at December 31, 2001, at cost	(1,878,257)	(1,875,952)

Total stockholders’ equity	332,391,527	346,773,218

Total	$480,427,644	$528,447,212

See notes to unaudited consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,

	2000	2001

Total revenue	$161,968,381	$251,912,948

Cost of sales	(103,854,565)	(160,010,575)

Gross Profit	58,113,816	91,902,373

Selling expenses	36,049,203	58,484,462

Corporate, general and administrative expenses	6,061,338	10,010,406

Amortization of intangibles	480,000	375,250

Income from operations	15,523,275	23,032,255

Income from joint venture	485,206	71,952

Interest income (expense), net	321,509	(598,792)

Income before income taxes	16,329,990	22,505,415

Income taxes	6,531,996	9,002,166

NET INCOME	$9,797,994	$13,503,249

Basic earnings per share	$0.53	$0.59

Diluted earnings per share	$0.51	$0.56

Weighted average shares outstanding:

Basic	18,481,100	23,020,589

Diluted	19,237,496	24,214,744

See notes to unaudited consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$9,797,994	$13,503,249

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,329,930	3,620,052

Income from joint venture	(485,206)	(71,952)

Gain on disposal of equipment	(5,000)	—

Deferred income tax provision	—	91,056

Changes in operating assets and liabilities, net of effects from acquisition of business:

Increase in accounts receivable	(13,679,964)	(12,879,706)

Increase in inventory	(5,601,946)	(13,884,627)

(Increase) decrease in prepaid expenses and other assets	164,758	(520,645)

Increase in accounts payable and accrued expenses	17,844,039	14,707,061

Increase in customer deposits	2,204,648	4,049,185

Increase (decrease) in deferred rent	185,331	(9,221)

Decrease in deferred warranty	(128,475)	(153,399)

Net cash provided by operating activities	12,626,109	8,451,053

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(4,155,931)	(16,592,214)

Proceeds from sale of property and equipment	5,000	—

(Purchase) sale of investments	(200,000)	88,687

Cash paid for acquisitions	(3,837,048)	—

Dividends from joint venture	—	300,000

Net cash used in investing activities	(8,187,979)	(16,203,527)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in amount due to bank	(191,289)	6,727,724

Net proceeds (payments) of long term debt	(9,363)	8,290,962

Equity transactions	156,846	872,254

Net cash provided (used) by financing activities	(43,806)	15,890,940

INCREASE IN CASH AND CASH EQUIVALENTS	4,394,324	8,138,466

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,292,555	3,277,969

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,686,879	$11,416,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$4,569	$575,914

Taxes	$827,500	$141,169

See notes to unaudited consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

         The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

2. Accounting Policies

         The unaudited consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. Tweeter typically records its highest revenue and earnings in this first fiscal quarter.

3. Earnings per Share

         The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options to purchase 432,871 and 313,298 shares of common stock at prices ranging from $23.125 to $32.125 and $21.00 to $32.125 per share were outstanding for the quarters ended December 31, 2000 and December 31, 2001, respectively, but were not included in the computation of diluted net income per share because options’ exercise prices were greater than the average market prices of the common shares.

	Three Months Ended
	December 31,

	2000	2001

Basic Earnings Per Share:

Numerator:

Net income	$9,797,994	$13,503,249

Denominator:

Weighted average common shares outstanding	18,481,100	23,020,589

Basic earnings per share	$0.53	$0.59

Diluted Earnings Per Share:

Numerator:	$9,797,994	$13,503,249

Denominator:

Weighted average shares outstanding	18,481,100	23,020,589

Potential common stock outstanding	756,396	1,194,155

Total	19,237,496	24,214,744

Diluted earnings per share	$0.51	$0.56

4. Comprehensive Income

         Comprehensive income for the three months ended December 31, 2000 and December 31, 2001 was as follows:

	Three Months Ended
	December 31,

	2000	2001

Net income	$9,797,994	$13,503,249

Change in fair value of long-term investments (net of tax)	(474,148)	6,190

Comprehensive income	$9,323,846	$13,509,439

5. Tweeter@Outpost.com Joint Venture

         On November 9, 2001, the Company received notification from Outpost.com that the Joint Venture was being dissolved effective February 9, 2002. The Company discontinued its Internet operations on December 31, 2001. The Company believes that the carrying amount of its investment in the joint venture of approximately $3.2 million at December 31, 2001 and its receivable balance from the joint venture of approximately $720,000 will be realized during fiscal year 2002.

6. Goodwill and Other Intangibles

         On October 1, 2001 the Company adopted, SFAS No.142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. SFAS No.142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of this standard. Under SFAS No.142, goodwill will be tested at least annually and more frequently if an event occurs which indicates that goodwill may be impaired. In connection with this statement, management is required to perform an impairment assessment within six months of adoption. As of December 31, 2001, the Company had not completed the goodwill impairment review and therefore has made no determination of any impairment charge that could result from adoption of this statement.

         The following financial information is presented as if the statement was adopted at the beginning of the quarter ended December 31, 2000.

	December 31, 2000	December 31, 2001

Reported net income	$9,797,994	$13,503,249

Goodwill amortization	480,000	—

Adjusted net income	$10,277,994	$13,503,249

Goodwill	$41,223,741	$187,676,605

Basic income per share:

Reported net income	$0.53	$0.59

Goodwill amortization	0.03	—

Adjusted net income	$0.56	$0.59

Diluted income per share:

Reported net income	$0.51	$0.56

Goodwill amortization	0.02	—

Adjusted net income	$0.53	$0.56

         The financial information for acquired intangible assets is as follows:

	September 30,	December 31,
	2001	2001

Non compete Agreements

Original Cost	$3,905,000	$3,905,000

Accumulated Amortization	130,168	325,420

Tradenames:

Original Cost	$3,600,000	$3,600,000

Accumulated Amortization	120,000	300,000

         For the quarter ended December 31, 2001, the aggregate amortization expense was $375,250. For each of the fiscal years 2002 through 2005, the amortization expense is estimated to be $1,501,000 and for the fiscal year 2006 the amortization is estimated to be $1,251,000.

7. Subsequent Events

         On January 15, 2002, Tweeter announced that it has reached an agreement in principle to acquire Hillcrest High Fidelity, Inc. (“Hillcrest”), located in the greater Dallas, TX market. Hillcrest, which has operated in Dallas for 53 years, is a two-store specialty retailer with a significant focus on custom installation with annual sales of approximately $14 million. The companies expect to complete the transaction on or about March 1, 2002. Tweeter expects to fund the acquisition with a combination of cash and stock with an approximate purchase price of $5.5 million for the Net Assets of Hillcrest. The company intends to issue these shares from its shelf registration filed on April 13, 1999, and amended on December 23, 1999. The transaction will be accounted for as a purchase.

8. New Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter currently operates 155 stores under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Great Indoor’s Home Theater names in the New England, Texas, San Diego, Mid-Atlantic, Chicago, Southeast, Florida and Phoenix markets respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

         Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $89.9 million, or 55.5%, to $251.9 million for the three months ended December 31, 2001 from $162.0 million for the three months ended December 31, 2000. The increase was mainly comprised of $21.8 million from new stores and $70.1 million from acquired companies. This was offset by a comparable store sales decrease of $2.3 million. Comparable store sales were down 1.6% excluding the Big Screen City, Audio Video Systems and the Sound Advice chains. The Big Screen City stores had a comparable store sales decrease of 7.3%, the Audio Video Systems stores had a comparable store sales decrease of 20.0% and the Sound Advice stores had a comparable store sales decrease of 3.9%. Digital and digital ready tube televisions continued their rapid penetration into the tube category in the quarter, as they accounted for over 55% of all tubes sold in the quarter, and 7.3% of total revenue. Flat Panel televisions sets — Plasma and LCD — were the fastest growing category for quarter ended December 31, 2001, up 117% from the quarter ended December 31, 2000. Total digital sales penetration exceeded 52% of total revenue.

         Gross Profit. Cost of sales includes merchandise, net delivery costs, distribution costs, home installation labor costs, purchase discounts, and vendor volume rebates. Cost of sales increased $56.2 million, or 54.1%, to $160.0 million for the three months ended December 31, 2001 from $103.9 million for the three months ended December 31, 2000. Gross profit increased $33.8 million, or 58.1%, to $91.9 million for the three months ended December 31, 2001 from $58.1 million for the three months ended December 31, 2000. The gross margin percentage increased 60 basis points, to 36.5% for the three months ended December 31, 2001, from 35.9% for the three months ended December 31, 2000. The increase in margin was primarily due to the continued strength of the digital product sales. Also contributing to the increase was the net labor generated from the Company’s continued efforts to pursue the home installation business.

         Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees. Selling expenses increased $22.4 million, or 62.2%, to $58.5 million for the three months ended December 31, 2001 from $36.0 million for the three months ended December 31, 2000. As a percentage of revenue, selling expenses increased to 23.2% for the three months ended December 31, 2001 from 22.3% for the three months ended December 31, 2000. This increase was primarily due to increased occupancy costs incurred for new stores, higher bank fees associated with interest promotions, and other store compensation costs.

         Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 65.2% to $10.0 million for the three months ended December 31, 2001 from $6.1 million for the three months ended December 31, 2000. As a percentage of total revenue, corporate general and administrative expenses increased to 4.0% for the three months ended December 31, 2001 from 3.7% for the three months ended December 31, 2000. This increase was primarily due to increased payroll at the corporate level, as the company has added to its corporate infrastructure.

         Amortization of Intangibles. Amortization of intangibles decreased to $375,000 for the three months ended December 31, 2001 from $480,000 for the three months ended December 31, 2000. The decrease was due to the October 1, 2001 adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill

and Other Intangible Assets.” This statement requires that amortization be recorded only on intangible assets and not on goodwill.

         Net Interest Income (Expense). Net interest expense increased to $599,000 for the three months ended December 31, 2001 from net interest income of $322,000 for the three months ended December 31, 2000. This increase is due primarily to the borrowings on our revolving credit agreement during the three months ended December 31, 2001 compared to cash investment income realized on our outstanding cash balances during the three months ended December 31, 2000. The increase in borrowings was due to the debt acquired in the Sound Advice acquisition and the opening of new stores.

         Income Taxes. The effective tax rate for the fiscal quarters ended December 31, 2001 and December 31, 2000 was 40.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $8.5 million for the three months ended December 31, 2001 compared to $12.6 million for the three months ended December 31, 2000. Cash provided by operations for the three months ended December 31, 2001 was primarily the result of net income of $13.5 million, an increase in accounts payable and accrued expenses of $14.7 million and an increase in customer deposits of $4.0 million. Cash used from operations included, primarily, an increase in inventory of $13.9 million and an increase in accounts receivable of $12.9 million. The adjustments to reconcile net income to cash provided by operating activities consist primarily of $3.6 million for depreciation and amortization, as well as minor changes in other operating accounts.

         At December 31, 2001, working capital was $80.6 million, compared to $70.5 million at September 30, 2001. The ratio of current assets to current liabilities was 1.64 to 1 at December 31, 2001 and 1.70 to 1 at September 30, 2001.

         Cash used in investing activities for the three months ended December 31, 2001 included capital expenditures of $16.6 million, primarily used for the building of new stores and the relocation of existing stores.

         Net cash provided by financing activities during the three months ended December 31, 2001 was $15.9 million, which was predominantly due to borrowings of long-term debt of $8.3 million and an increase in amount due to bank of $6.7 million.

         Tweeter has a three-year senior credit facility (the “credit facility”), which provides the Company the ability to borrow up to $75 million. The Company had $30,000,000 available on its revolving credit facility at December 31, 2001, and there was $45,000,000 outstanding at December 31, 2001. The unpaid balances under this agreement bear interest at the lender’s base rate, or Eurodollar pricing plus 1.25% if the Company commits the balances for a period of thirty days or more.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including those relating to the income tax rate for fiscal 2001, Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in Tweeter’s Registration Statement filed on Form S-4 on June 13, 2001 and in the Company’s Annual Report on Form 10-K filed on December 20, 2001, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

         At December 31, 2001, the Company had $45,000,000 of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $149,000 annual impact on the Company’s earnings and cash flows.

         At December 31, 2001, we had approximately $120,000 in marketable equity securities. Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by $12,000.

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

Date: February 12, 2002