Form 10-Q
period 2002-03-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2002-05-15
CIK 1060390

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT MAY 10, 2002
Common Stock, $.01 par value	23,446,283

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2001	2002

		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,277,969	$3,012,343
Accounts receivable, net of allowance for doubtful accounts of at September 30, 2001 and $958,000 at March 31, 2002	31,251,444	33,573,367
Inventory	129,172,638	155,215,829
Deferred tax assets	4,054,489	4,686,819
Prepaid expenses and other current assets	3,468,864	3,620,491

Total current assets	171,225,404	200,108,849
Property and equipment, net	109,141,981	130,798,357
Investment in joint venture	3,397,722	2,412,956
Long-term investments	1,194,425	1,132,245
Intangible assets, net	7,254,832	6,813,948
Other assets, net	536,675	1,995,171
Goodwill, net	187,676,605	191,445,340

TOTAL	$480,427,644	$534,706,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$322,245	$288,958
Amount due to bank	8,464,682	31,822,325
Accounts payable	38,557,984	25,734,720
Accrued expenses	38,887,498	37,384,214
Customer deposits	13,998,996	15,747,878
Deferred warranty	532,681	497,563

Total current liabilities	100,764,086	111,475,658

LONG-TERM DEBT	36,699,411	61,407,256

OTHER LONG-TERM LIABILITIES:
Rent related accruals	9,326,705	9,368,301
Deferred warranty	1,048,562	609,144
Deferred tax liabilities	197,353	263,806

Total other long-term liabilities	10,572,620	10,241,251

Total liabilities	148,036,117	183,124,165

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 24,722,974 shares issued at September 30, 2001 and 25,273,685 at March 31, 2002	247,230	252,737
Additional paid in capital	285,132,941	288,216,684
Accumulated other comprehensive income	65,918	66,721
Retained earnings	48,823,695	64,918,750

Total	334,269,784	353,454,892
Less treasury stock: 1,856,146 shares at September 30, 2001 and 1,847,480 shares at March 31, 2002, at cost	(1,878,257)	(1,872,191)

Total stockholders’ equity	332,391,527	351,582,701

TOTAL	$480,427,644	$534,706,866

See notes to unaudited consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2001	2002	2001	2002

Total revenue	$117,832,704	$185,822,422	$279,801,085	$437,735,369
Cost of sales	(75,045,629)	(119,459,995)	(178,900,194)	(279,470,570)

Gross Profit	42,787,075	66,362,427	100,900,891	158,264,799
Selling expenses	30,492,228	51,177,133	66,541,431	109,661,596
Corporate, general and administrative expenses	6,094,651	9,895,046	12,155,989	19,905,451
Amortization of intangibles	480,000	415,635	960,000	790,885

Income from operations	5,720,196	4,874,613	21,243,471	27,906,867
Income from joint venture	198,973	—	684,180	71,952
Interest income (expense), net	380,163	(551,045)	701,671	(1,149,838)

Income before income taxes	6,299,332	4,323,568	22,629,322	26,828,981
Income taxes	2,515,781	1,731,760	9,047,777	10,733,926

NET INCOME	$3,783,551	$2,591,808	$13,581,545	$16,095,055

Basic earnings per share	$0.20	$0.11	$0.73	$0.69

Diluted earnings per share	$0.20	$0.11	$0.71	$0.66

Weighted average shares outstanding:
Basic	18,630,582	23,364,781	18,555,020	23,190,794

Diluted	19,132,049	24,371,799	19,191,483	24,341,117

See notes to unaudited consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,581,545	$16,095,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,945,628	8,523,327
Income from joint venture	(684,180)	(71,952)
Gain on disposal of equipment	(5,000)	(6,950)
Provision for uncollectible accounts	45,000	334,071
Deferred income tax provision	(348,092)	(566,413)
Changes in operating assets and liabilities, net of effects from acquisition of business:
Increase in accounts receivable	(1,873,281)	(2,395,262)
(Increase) decrease in inventory	9,861,962	(24,126,513)
Increase in prepaid expenses and other assets	(246,804)	(1,608,446)
Decrease in accounts payable and accrued expenses	(10,255,728)	(15,788,859)
Increase in customer deposits	28,747	1,240,914
Increase (decrease) in deferred rent	628,685	41,596
Decrease in deferred warranty	(217,266)	(474,536)

Net cash provided (used) by operating activities	15,461,216	(18,803,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,502,921)	(28,893,692)
Proceeds from sale of property and equipment	5,000	6,950
(Purchase) sale of investments	(2,774,459)	63,519
Cash paid for acquisitions	(4,828,359)	(3,799,969)
Distributions from joint venture	—	1,033,175

Net cash used in investing activities	(19,100,739)	(31,590,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in amount due to bank	(5,063,328)	23,357,643
Net proceeds (payments) of long term debt	(6,157)	24,674,558
Equity transactions	699,159	2,096,158

Net cash provided (used) by financing activities	(4,370,326)	50,128,359

DECREASE IN CASH AND CASH EQUIVALENTS	(8,009,849)	(265,626)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,292,555	3,277,969

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,282,706	$3,012,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,048	$1,144,549

Taxes	$7,958,500	$6,602,777

Noncash investing activities:
Issuance of common stock for acquisitions	$1,329,880	$1,000,016

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

2. Accounting Policies

     The unaudited consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the six-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. Tweeter typically records its highest revenue and earnings in its first fiscal quarter.

3. Earnings per Share

     The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Certain options are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period. The number of options excluded in each period is reflected in the table.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2001	2002	2001	2002

Basic Earnings Per Share:
Numerator:
Net income	$3,783,551	$2,591,808	$13,581,545	$16,095,055
Denominator:
Weighted average common shares outstanding	18,630,582	23,364,781	18,555,020	23,190,794

Basic earnings per share	$0.20	$0.11	$0.73	$0.69

Diluted Earnings Per Share:
Numerator:	$3,783,551	$2,591,808	$13,581,545	$16,095,055
Denominator:
Weighted average shares outstanding	18,630,582	23,364,781	18,555,020	23,190,794
Potential common stock outstanding	501,467	1,007,018	636,463	1,150,323

Total	19,132,049	24,371,799	19,191,483	24,341,117

Diluted earnings per share	$0.20	$0.11	$0.71	$0.66

Anti dilutive options not included in Earnings per share calculation	452,050	136,500	447,198	502,600

Price Range	$18.688 to $32.125	$25.04 to $32.125	$21.00 to $32.125	$23.125 to $32.125

4. Comprehensive Income

     Comprehensive income for the three and six months ended March 31, 2001 and March 31, 2002 was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2001	2002	2001	2002

Net income	$3,783,551	$2,591,808	$13,581,545	$16,095,055
Change in fair value of long-term investments (net of tax)	(429,840)	(5,387)	(44,309)	803

Comprehensive income	$4,213,391	$2,586,421	$13,537,236	$16,095,858

5. Tweeter@Outpost.com Joint Venture

     On February 9, 2002, the Company’s joint venture with Cyberian Outpost, Inc. was dissolved. The Company discontinued its Internet operations on December 31, 2001. The Company believes that the carrying amount of its investment in the joint venture of approximately $2.4 million at March 31, 2002 will be realized during fiscal year 2002.

6. Goodwill and Other Intangibles

     On October 1, 2001 the Company adopted, SFAS No.142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. SFAS No.142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment assessment. Other intangible assets will continue to be amortized over their useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of this standard. Under SFAS No.142, goodwill will be tested at least annually and more frequently if an event occurs which indicates that goodwill may be impaired. In connection with this statement, management is required to perform an impairment assessment within six months of adoption. As of March 31, 2002, the Company completed the goodwill impairment test and no impairments were indicated. The Company plans to test goodwill impairment annually during the fourth fiscal quarter.

     The following financial information is presented as if the statement was adopted at the beginning of fiscal year 2001.

	Three Months Ended		Six Months Ended

	March 31, 2001	March 31, 2002	March 31, 2001	March 31, 2002

Reported net income	$3,783,551	$2,591,808	$13,581,545	$16,095,055
Goodwill amortization	480,000	—	960,000	—

Adjusted net income	$4,263,551	$2,591,808	$14,541,545	$16,095,055

Goodwill			$41,255,052	$191,445,340

Basic income per share:
Reported net income	$0.20	$0.11	$0.73	$0.69
Goodwill amortization	$0.03	—	0.05	—

Adjusted net income	$0.23	$0.11	$0.78	$0.69

Diluted income per share:
Reported net income	$0.20	$0.11	$0.71	$0.66
Goodwill amortization	$0.03	—	0.05	—

Adjusted net income	$0.23	$0.11	$0.76	$0.66

     The financial information for acquired intangible assets is as follows:

	September 30,	March 31,
	2001	2002

Non compete Agreements
Original Cost	$3,905,000	$4,255,000
Accumulated Amortization	130,168	561,052
Tradenames:
Original Cost	$3,600,000	$3,600,000
Accumulated Amortization	120,000	480,000

     For the three and six months ended March 31, 2002, the aggregate amortization expense was $415,632 and $790,885, respectively. For each of the fiscal years 2002 through 2005, the amortization expense is estimated to be approximately $1.5 million and for fiscal year 2006, amortization expense is estimated to be approximately $1.25 million.

7. Hillcrest High Fidelity Acquisition

     On March 1, 2002, Tweeter completed the acquisition of Hillcrest High Fidelity, Inc. (“Hillcrest”), located in the greater Dallas, Texas market. Hillcrest is a two-store specialty retailer that has operated in Dallas for 53 years, with annual revenues of approximately $14 million. This transaction was accounted for as a purchase. Tweeter paid in $4.4 million cash, and issued 42,886 shares of its common stock from its shelf registration filed on April 13, 1999 with the Securities and Exchange Commission, and amended on December 23, 1999, in consideration for the acquisition. The results of operations for the acquired entity for the one-month ended March 31, 2002 would not have been significant to the consolidated operations of Tweeter. Accordingly, pro forma information has not been presented. The allocation of the purchase price, which is preliminary, resulted in goodwill to date of approximately $4,118,000. The approximate net assets assumed at fair market value on March 1, 2002 were allocated as follows:

Inventory	$1,917,000
Property and equipment	434,000
Accounts receivable/Prepaids/Other	440,000
Other current liabilities	(1,370,000)

Net assets acquired	1,421,000
Total purchase price and related costs (including the issuance of 42,886 shares if common stock with a fair market value of $1,000,000)	5,539,000

Goodwill	$4,118,000

8. Subsequent Events

     On May 7, 2002, Tweeter announced that is had formed a relationship with Global Sports Inc. (Nasdaq: GSPT) to operate the www.tweeter.com e-commerce site. Under the agreement, Tweeter will be responsible for directing the user experience of the new www.tweeter.com e-commerce site. Tweeter will handle all of the merchandising, branding and designing of the look and feel of the Web site. Global Sports will be responsible for the technology, customer service, order processing, and fulfillment for which they will be paid a fee. The new online store will feature a selection of mid-to-high end audio video technology for the home and car and is expected to launch later this fall.

9. Reclassifications

     Certain 2001 reclassifications have been made to conform to the 2002 presentation.

10. New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of evaluating the impact that implementing SFAS No. 144 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Tweeter is a specialty retailer of mid to high-end audio and video consumer electronics products. Tweeter currently operates 158 stores under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Hillcrest names in the New England, Texas, San Diego, Mid-Atlantic, Chicago, Southeast, Florida and Phoenix markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $68.0 million, or 57.7%, to $185.8 million for the three months ended March 31, 2002 from $117.8 million for the three months ended March 31, 2001. The increase was mainly comprised of $17.3 million from new stores and $57.1 million from acquired companies. This was offset by a comparable store sales decrease of $6.9 million. Comparable store sales were down 6.7% excluding the Company’s stores acquired in the Big Screen City, Audio Video Systems, Sound Advice, Showcase and Hillcrest acquisitions. The Big Screen City stores had a comparable store sales decrease of 23.9%, the Audio Video Systems stores had a comparable store sales increase of 7.3%, the Sound Advice stores had a comparable store sales decrease of 3.0%, the Showcase stores had a comparable store sales decrease of 27.3% and Hillcrest stores, for the month, had a comparable stores sales increase of 2.0%. Sales of HD and HD ready projection sets increased 42.8% and accounted for 94.5% of the projection television sales for the quarter. Sales of digital tubes increased by 66.2% and represented 58.4% of the category’s sales for the quarter. Sales of flat panel Plasma and LCD TV’s increased 167% and increased over 300% in units. Total digital sales penetration exceeded 51% of total revenue.

     Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discounts, and vendor volume rebates. Cost of sales increased $44.4 million, or 59.2%, to $119.5 million for the three months ended March 31, 2002 from $75.0 million for the three months ended March 31, 2001. Gross profit increased $23.6 million, or 55.1%, to $66.4 million for the three months ended March 31, 2002 from $42.8 million for the three months ended March 31, 2001. The gross margin percentage decreased 60 basis points, to 35.7% for the three months ended March 31, 2002, from 36.3% for the three months ended March 31, 2001. The decrease in margin was primarily due to a reduction in purchase rebates. Purchase rebates declined 60 basis points to 350 basis points for the three months ended March 31, 2002, compared to 410 basis points for the three months ended March 31, 2001. Much of this decline is attributable to the inclusion of Sound Advice in the current period, and the Company missing certain performance targets with key suppliers resulting in the Company’s inability to realize certain vendor incentives that had been realized in prior years. Pure product gross margins were flat year over year.

     Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees. Selling expenses increased $20.7 million, or 67.8%, to $51.2 million for the three months ended March 31, 2002 from $30.5 million for the three months ended March 31, 2001. As a percentage of revenue, selling expenses increased to 27.5% for the three months ended March 31, 2002 from 25.9% for the three months ended March 31, 2001. This was primarily driven by declines in comparable store sales and increases in fixed costs as a percentage of sales. Occupancy, depreciation and insurance expenses as a percent of revenue together increased 80 basis points for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Fringe benefits and net advertising expense increased 50 basis points for the three months ended March 31, 2002 compared to the same period in 2001.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 62.3% to $9.9 million for the three months ended March 31, 2002 from $6.1 million for the three months ended March 31, 2001. As a percentage of total revenue, corporate general and administrative expenses increased to 5.3% for the three months ended March 31, 2002 from 5.2% for the three months ended March 31, 2001. This increase was primarily due to increases in depreciation, travel costs and provision for uncollectible accounts.

     Amortization of Intangibles. Amortization of intangibles decreased to $416,000 for the three months ended March 31, 2002 from $480,000 for the three months ended March 31, 2001. The decrease was due to the October 1, 2001 adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that amortization be recorded only on intangible assets with definitive lives and not on goodwill or indefinite lived intangibles.

     Net Interest Income (Expense). Net interest expense increased to $551,000 for the three months ended March 31, 2002 from net interest income of $380,000 for the three months ended March 31, 2001. This increase is due primarily to the borrowings on our revolving credit agreement during the three months ended March 31, 2002 compared to cash investment income realized on our outstanding cash balances during the three months ended March 31, 2001. The increase in borrowings was due to the debt acquired in the Sound Advice acquisition, the opening of new stores and the higher than anticipated inventory levels during the quarter.

     Income Taxes. The effective tax rate for the fiscal quarters ended March 31, 2002 and March 31, 2001 was 40.0%.

     Seasonality. Tweeter’s operations, in common with other retailers, are subject to seasonal influences. Historically, Tweeter has realized more of its revenue and net earnings in its first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since certain selling expenses and administrative expenses are relatively fixed during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

SIX MONTHS ENDED MARCH 31, 2002 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

     Total Revenue. Total revenue increased $157.9 million, or 56.4%, to $437.7 million for the six months ended March 31, 2002 from $279.8 million for the six months ended March 31, 2001. The increase was mainly comprised of $39.1 million from new stores and $128.4 million derived by sales from the acquisitions of Big Screen City, Audio Video Systems, Sound Advice/Showcase and Hillcrest. This was offset by a comparable store sales decrease of $9.2 million. Comparable store sales, excluding acquired stores, decreased by 3.7%. Digital technology products continue to drive sales performance as it represented over 52% of revenues for the six months ended March 31, 2002.

     Gross Profit. Cost of sales increased $100.6 million, or 56.2% to $279.5 million for the six months ended March 31, 2002 from $178.9 million for the six months ended March 31, 2001. Gross profit increased $57.4 million, or 56.9% to $158.3 million for the six months ended March 31, 2002 from $100.9 million for the six months ended March 31, 2001. The gross margin percentage increased 10 basis points to 36.2% from 36.1% last year.

     Selling Expenses. Selling expenses increased $43.1 million, or 64.8%, to $109.7 million for the six months ended March 31, 2002 from $66.5 million for the six months ended March 31, 2001. As a percentage of revenue, selling expenses increased to 25.1% for the six months ended March 31, 2002 from 23.8% in the prior year period. This increase was primarily due to higher occupancy costs, net advertising expense, banking fees associated with the extended credit card financing and higher insurance costs.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the six months ended March 31, 2002 increased 63.7% to $19.9 million from $12.2 million for the six months ended March 31, 2001. As a percentage of total revenue, corporate general and administrative expenses increased to 4.5% for the six months ended March 31, 2002 from 4.3% for the prior year period. This increase was due to higher depreciation expense, payroll costs, travel costs and provision for uncollectible accounts.

     Amortization of Goodwill. Amortization of intangibles decreased to $791,000 for the six months ended March 31, 2002 from $960,000 for the six months ended March 31, 2001. The decrease was due to the adoption of FASB’s SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that amortization be recorded only on intangible assets with definitive lives and not on goodwill or indefinite lived intangibles.

     Net Interest Income (Expense). Net interest expense increased to $1.2 million for the six months ended March 31, 2002 from net interest income of $702,000 for the six months ended March 31, 2001. This increase is due primarily to the borrowings on our revolving credit agreement during the six months ended March 31, 2002 compared to cash investment income realized on our outstanding cash balances during the six months ended March 31, 2001. The increase in borrowings was due to the debt acquired in the Sound Advice, the opening of new stores and the higher than anticipated inventory levels.

     Income Taxes. The effective tax rate for the six months ended March 31, 2002 and March 31, 2001 was 40.0%. Tweeter expects that the income tax rate for the year ending September 30, 2002 will approximate 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $18.8 million for the six months ended March 31, 2002 compared to net cash provided of $15.5 million for the six months ended March 31, 2001. Cash used in operations for the six months ended March 31, 2002 was primarily the result of an increase in inventory of $24.1 million, a decrease in accounts payable and accrued expenses of $15.8 million and an increase in accounts receivable of $2.4 million. This was offset by net income of $16.1 million and depreciation and amortization of $8.5 million.

     At March 31, 2002, working capital was $88.6 million, compared to $70.5 million at September 30, 2001. The ratio of current assets to current liabilities was 1.80 to 1 at March 31, 2002 and 1.70 to 1 at September 30, 2001.

     Cash used in investing activities for the six months ended March 31, 2002 included capital expenditures of $28.9 million, primarily used for the building of new stores, the relocation of existing stores and the Hillcrest acquisition of $3.8 million.

     Net cash provided by financing activities during the six months ended March 31, 2002 was $50.1 million, which was due to borrowings of long-term debt of $24.7 million and an increase in amount due to bank of $23.4 million.

     Tweeter has a three-year senior credit facility, which provides the Company the ability to borrow up to $75 million. At March 31, 2002, the Company had $61,400,000 outstanding on its revolving credit facility and there was $13,600,000 available. The unpaid balances under this facility bear interest at the lender’s base rate, or Eurodollar pricing plus 1.25% if the Company commits the balances for a period of thirty days or more.

     On March 1, 2002, Tweeter completed the acquisition of Hillcrest High Fidelity, Inc. This transaction was accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to Hillcrest are included in the consolidated statements of operations from the acquisition date. The total purchase price, including acquisition costs to date, was approximately $5.5 million, $1.0 million of which was paid through the issuance of 42,886 shares of the Company’s common stock.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including those relating to the income tax rate for fiscal 2002, Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in Tweeter’s Registration Statement filed on Form S-4 on June 14, 2001, and amended on June 26, 2001, and in the Company’s Annual Report on Form 10-K filed on December 21, 2001, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

     At March 31, 2002, the Company had $61,400,000 of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $210,000 annual impact on the Company’s earnings and cash flows.

     At March 31, 2002, we had approximately $111,000 in marketable equity securities. Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by $11,000.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 22, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Matthew Bronfman and Steven Fischman (each with 19,428,721 affirmative votes and 411,140 votes withheld). The stockholders also approved the designation of Deloitte & Touche LLP to audit the books and records of the Company for the fiscal year ending September 30, 2002 (with 19,754,332 shares voting for, 79,908 against and 5,745 abstaining).

ITEM 5. OTHER INFORMATION

     (a) Subsequent Event

     On May 7, 2002, Tweeter announced that is had formed a relationship with Global Sports Inc. (Nasdaq: GSPT) to operate the www.tweeter.com e-commerce site. Under the agreement, Tweeter will be responsible for directing the user experience of the new www.tweeter.com e-commerce site. Tweeter will handle all of the merchandising, branding and designing of the look and feel of the Web site. Global Sports will be responsible for the technology, customer service, order processing, and fulfillment for which they will be paid a fee. The new online store will feature a selection of mid-to-high end audio video technology for the home and car and is expected to launch later this fall.

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

Date: May 14, 2002