Form 10-Q
period 2002-06-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2002-08-08
CIK 1060390

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

         Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT AUGUST 07, 2002
Common Stock, $.01 par value	23,528,918

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2001	2002

		(Unaudited)
Assets

Current Assets:

Cash and cash equivalents	$3,277,969	$2,665,766

Accounts receivable, net of allowance for doubtful accounts of $850,000 at September 30, 2001 and $650,000 at June 30, 2002	31,251,444	28,750,764

Inventory	129,172,638	135,375,669

Deferred tax assets	4,054,489	4,909,040

Prepaid expenses and other current assets	3,468,864	3,063,867

Total current assets	171,225,404	174,765,106

Property and equipment, net	109,141,981	139,737,651

Investment in joint venture	3,397,722	1,861,470

Long-term investments	1,194,425	1,124,585

Intangible assets, net	7,254,832	6,420,749

Other assets, net	536,675	1,307,464

Goodwill, net	187,676,605	191,558,339

Total	$480,427,644	$516,775,364

Liabilities and Stockholders’ Equity

Current Liabilities:

Current portion of long-term debt	$322,245	$273,367

Amount due to bank	8,464,682	6,153,000

Accounts payable	38,557,984	35,536,332

Accrued expenses	38,887,498	36,419,545

Customer deposits	13,998,996	15,716,418

Deferred warranty	532,681	486,905

Total current liabilities	100,764,086	94,585,567

Long-Term Debt	36,699,411	59,807,256

Other Long-Term Liabilities:

Rent related accruals	9,326,705	9,455,908

Deferred warranty	1,048,562	444,060

Deferred tax liabilities	197,353	239,321

Total other long-term liabilities	10,572,620	10,139,289

Total liabilities	148,036,117	164,532,112

Stockholders’ Equity

Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—

Common stock, $.01 par value, 60,000,000 shares authorized; 24,722,974 shares issued at September 30, 2001 and 25,331,683 at June 30, 2002	247,230	253,317

Additional paid in capital	285,132,941	288,772,795

Accumulated other comprehensive income	65,918	62,063

Retained earnings	48,823,695	65,022,186

Total	334,269,784	354,110,361

Less treasury stock: 1,856,146 shares at September 30, 2001 and 1,840,220 shares at June 30, 2002, at cost	(1,878,257)	(1,867,109)

Total stockholders’ equity	332,391,527	352,243,252

Total	$480,427,644	$516,775,364

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Total revenue	$110,038,056	$175,326,678	$389,839,141	$613,062,047

Cost of sales	(71,175,737)	(111,869,058)	(250,075,931)	(391,339,628)

Gross Profit	38,862,319	63,457,620	139,763,210	221,722,419

Selling expenses	28,826,296	50,427,204	95,367,726	160,088,800

Corporate, general and administrative expenses	5,739,587	11,959,171	17,895,576	31,864,622

Amortization of intangibles	521,137	393,198	1,481,137	1,184,083

Income from operations	3,775,299	678,047	25,018,771	28,584,914

Income (loss) from joint venture	92,877	(826)	777,057	71,126

Interest income (expense), net	248,318	(504,828)	949,989	(1,654,666)

Income before income taxes	4,116,494	172,393	26,745,817	27,001,374

Income taxes	1,650,550	68,957	10,698,327	10,802,883

NET INCOME	$2,465,944	$103,436	$16,047,490	$16,198,491

Basic earnings per share	$0.13	$0.00	$0.86	$0.70

Diluted earnings per share	$0.13	$0.00	$0.83	$0.67

Weighted average shares outstanding:

Basic	18,717,060	23,454,117	18,609,033	23,278,568

Diluted	19,396,276	24,138,413	19,283,544	24,268,771

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$16,047,490	$16,198,491

Adjustments to reconcile net income to net cash provided by

operating activities:

Depreciation and amortization	7,570,232	12,957,464

Income from joint venture	(777,057)	(71,126)

Gain on disposal of equipment	(10,000)	(12,350)

Provision for uncollectible accounts	67,500	818,209

Deferred income tax provision	(437,308)	(812,583)

Changes in operating assets and liabilities, net of effects from acquisition of business:

(Increase) decrease in accounts receivable	(6,769,615)	1,943,203

Decrease (increase) in inventory	12,277,580	(4,286,353)

Increase in prepaid expenses and other assets	(1,569,587)	(384,787)

Increase (decrease) in accounts payable and accrued expenses	11,892,920	(6,949,347)

Increase in customer deposits	716,715	1,209,454

Increase in deferred rent	575,995	129,203

Decrease in deferred warranty	(808,679)	(650,278)

Net cash provided by operating activities	38,776,186	20,089,200

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(28,650,896)	(41,852,886)

Proceeds from sale of property and equipment	10,000	12,350

(Purchase) sale of investments	(2,841,379)	63,416

Acquisitions net of cash acquired	(10,933,971)	(3,912,968)

Distributions from joint venture	500,000	1,583,469

Net cash used in investing activities	(41,916,246)	(44,106,619)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in amount due to bank	(3,685,372)	(2,311,682)

(Payments) proceeds of long-term debt	(2,037,456)	23,058,967

Equity transactions	1,087,906	2,657,931

Net cash (used) provided by financing activities	(4,634,922)	23,405,216

DECREASE IN CASH AND CASH EQUIVALENTS	(7,774,982)	(612,203)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,292,555	3,277,969

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,517,573	$2,665,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$11,527	$1,779,960

Taxes	$8,611,431	$9,832,757

Noncash investing activities:

Issuance of common stock for acquisitions	$3,397,566	$1,000,016

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

2. Accounting Policies

         The unaudited consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. Tweeter typically records its highest revenue and earnings in its first fiscal quarter.

3. Earnings per Share

         The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Certain options are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period. The number of options excluded in each period is reflected in the table.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Basic Earnings Per Share:

Numerator:

Net income	$2,465,944	$103,436	$16,047,490	$16,198,491

Denominator:

Weighted average common shares outstanding	18,717,060	23,454,117	18,609,033	23,278,568

Basic earnings per share	$0.13	$0.00	$0.86	$0.70

Diluted Earnings Per Share:

Numerator:	$2,465,944	$103,436	$16,047,490	$16,198,491

Denominator:

Weighted average shares outstanding	18,717,060	23,454,117	18,609,033	23,278,568

Potential common stock outstanding	679,216	684,296	674,511	990,203

Total	19,396,276	24,138,413	19,283,544	24,268,771

Diluted earnings per share	$0.13	$0.00	$0.83	$0.67

Anti-dilutive options not included in Earnings per share calculation	68,513	534,415	432,216	534,600

Price Range	$28.125 to $32.125	$18.390 to $32.125	$23.125 to $32.125	$21.000 to $32.125

4. Comprehensive Income

         Comprehensive income for the three and nine months ended June 30, 2001 and June 30, 2002 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net income	$2,465,944	$103,436	$16,047,490	$16,198,491

Change in fair value of long-term investments (net of tax)	3,461,424	(4,658)	3,417,115	(3,855)

Comprehensive income	$5,927,368	$98,778	$19,464,605	$16,194,636

5. Tweeter@Outpost.com Joint Venture

         On February 9, 2002, the Company’s joint venture with Cyberian Outpost, Inc. was dissolved. The Company discontinued its Internet operations on December 31, 2001. During the quarter ended June 30, 2002, the Company received a partial distribution of its investment in the joint venture and believes that the remaining balance of the investment of approximately $1.8 million at June 30, 2002 will be realized during fiscal year 2002.

6. Goodwill and Other Intangibles

         On October 1, 2001 the Company adopted, SFAS No.142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. SFAS No.142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment assessment. Other intangible assets will continue to be amortized over their useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of this standard. Under SFAS No.142, goodwill will be tested at least annually, more frequently if an event occurs which indicates that goodwill may be impaired. In connection with this statement, management is required to perform an impairment assessment within six months of adoption. As of March 31, 2002, the Company completed the goodwill impairment test and no impairments were indicated.

         The following financial information is presented as if the statement was adopted at the beginning of fiscal year 2001.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Reported net income	$2,465,944	$103,436	$16,047,490	$16,198,491

Goodwill amortization	521,137	—	1,481,137	—

Adjusted net income	$2,987,081	$103,436	$17,528,627	$16,198,491

Goodwill			$51,500,889	$191,558,339

Basic income per share:

Reported net income	$0.13	$0.00	$0.86	$0.70

Goodwill amortization	$0.03	—	0.08	—

Adjusted net income	$0.16	$0.00	$0.94	$0.70

Diluted income per share:

Reported net income	$0.13	$0.00	$0.83	$0.67

Goodwill amortization	$0.03	—	0.08	—

Adjusted net income	$0.16	$0.00	$0.91	$0.67

         The financial information for acquired intangible assets is as follows:

	September 30,	June 30,
	2001	2002

Non-compete Agreements:

Original Cost	$3,905,000	$4,255,000

Accumulated Amortization	130,168	774,251

Tradenames:

Original Cost	$3,600,000	$3,600,000

Accumulated Amortization	120,000	660,000

         For the three and nine months ended June 30, 2002, the aggregate amortization expense was $393,198 and $1,184,083, respectively. For each of the fiscal years 2002 through 2005, the amortization expense is estimated to be approximately $1.5 million and for fiscal year 2006, amortization expense is estimated to be approximately $1.25 million.

7. Hillcrest High Fidelity Acquisition

         On March 1, 2002, Tweeter completed the acquisition of Hillcrest High Fidelity, Inc. (“Hillcrest”), located in the greater Dallas, Texas market. Hillcrest is a two-store specialty retailer that has operated in Dallas for 53 years, with annual revenues of approximately $14 million. This transaction was accounted for as a purchase. Tweeter paid $4.4 million in cash, and issued 42,886 shares of its common stock from its shelf registration filed on April 13, 1999 with the Securities and Exchange Commission, and amended on December 23, 1999, in consideration for the acquisition. The results of operations for the acquired entity for the four-months ended June 30, 2002 would not have been significant to the consolidated operations of Tweeter. Accordingly, pro forma information has not been presented. The allocation of the purchase price, which is preliminary, resulted in goodwill to date of approximately $4,231,000. The approximate net assets assumed at fair market value on March 1, 2002 were allocated as follows:

Inventory	$1,917,000

Property and equipment	434,000

Other current assets	440,000

Other current liabilities	(1,370,000)

Net assets assumed	1,421,000

Total purchase price and related costs (including the issuance of 42,886 shares of common stock with a fair market value of $1,000,000 and accrued final settlement costs of $600,000)	5,652,000

Goodwill	$4,231,000

8. Tweeter.com E-Commerce Site

         On May 7, 2002, Tweeter formed a relationship with Global Sports Inc. (Nasdaq: GSPT) to operate the www.tweeter.com e-commerce Internet site. Under the agreement, Tweeter will be responsible for directing the user experience of the new www.tweeter.com e-commerce site. Tweeter will handle all of the merchandising, branding and designing of the look and feel of the Web site. Global Sports will be responsible for the technology, customer service, order processing, and fulfillment for which they will be paid a fee. The new online store will feature a selection of mid- to high-end audio and video technologies for the home and car and is expected to launch during the fourth fiscal quarter.

9. Amended Senior Credit Facility

         On May 31, 2002, Tweeter signed an amendment to its three-year senior credit facility that increased the maximum availability to $100 million. The credit facility has a maturity date of July 1, 2004 and is secured by inventory, and certain other assets. The unpaid balances under this agreement bear interest at the lender’s base rate, or Eurodollar Pricing plus 1.50% if the Company commits the balances for a period of thirty days or more. The principle balance outstanding at June 30, 2002 was $59,800,000.

10. Reclassifications

         Certain 2001 reclassifications have been made to conform to the 2002 presentation.

11. New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of evaluating the impact that implementing SFAS No. 144 will have on its consolidated financial statements. In July 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective prospectively to exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the impact that implementing SFAS No.146 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Tweeter is a specialty retailer of mid- to high-end audio and video consumer electronics products. Tweeter currently operates 162 stores under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Hillcrest names in the New England, Texas, Southern California, Mid-Atlantic, Chicago, Southeast, Florida and Phoenix markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $65.3 million, or 59.3%, to $175.3 million for the three months ended June 30, 2002 from $110.0 million for the three months ended June 30, 2001. The increase was mainly comprised of $50.5 million from acquired companies and $18.5 million from new stores. This was offset by a comparable store sales decrease of $4.3 million. Comparable store sales were down 4.6%. This excludes acquired stores until they have been owned for one year. The Sound Advice stores had a comparable store sales decrease of 4.7%, the Showcase stores had a comparable store sales increase of 10.7% and Hillcrest stores had a comparable stores sales increase of 26.2%. Sales of HD and HD ready projection sets increased 45.6% from the same quarter last year and accounted for 96.2% of projection television sales for the quarter ended June 30, 2002. Sales of digital tubes increased by 25.8% from the same period last year and represented 60.7% of the category’s sales for the quarter ended June 30, 2002. Sales of flat panel Plasma and LCD TV’s were up 295% during the June 30, 2002 quarter compared to the same quarter last year. The category represented 7.4% of total revenue in the quarter ended June 30, 2002. The sales of satellite ready car head-units continued to be an important new technology, as sales were up 123% from the same quarter last year. Satellite ready head-units represented 47.5% of the head-unit category. Total digital sales penetration exceeded 50% of total revenue.

         Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discounts, and vendor volume rebates. Cost of sales increased $40.7 million, or 57.2%, to $111.9 million for the three months ended June 30, 2002 from $71.2 million for the three months ended June 30, 2001. Gross profit increased $24.6 million, or 63.3%, to $63.5 million for the three months ended June 30, 2002 from $38.9 million for the three months ended June 30, 2001. The gross margin percentage increased 90 basis points, to 36.2% for the three months ended June 30, 2002, from 35.3% for the three months ended June 30, 2001. The increase in margin was primarily due to an increase in pure product margins and a reduction in inventory shrink.

         Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees. Selling expenses increased $21.6 million, or 74.9%, to $50.4 million for the three months ended June 30, 2002 from $28.8 million for the three months ended June 30, 2001. As a percentage of revenue, selling expenses increased to 28.8% for the three months ended June 30, 2002 from 26.2% for the three months ended June 30, 2001. This was driven by declines in comparable store sales and increases in fixed costs as a percentage of sales. Occupancy, depreciation and insurance expenses together as a percent of revenue increased 160 basis points for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Compensation costs and credit card fees together increased 80 basis points for the three months ended June 30, 2002 compared to the same period in 2001.

         Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 108.4% to $12.0 million for the three months ended June 30, 2002 from $5.7 million for the three months ended June 30, 2001. As a percentage of total revenue, corporate general and administrative expenses increased to 6.8% for the three months ended June 30, 2002 from 5.2% for the three months ended June 30, 2001. Approximately 130 basis points of this increase was due to increases in compensation costs, provision for uncollectible accounts, depreciation and insurance.

         Amortization of Intangibles. Amortization of intangibles decreased to $393,000 for the three months ended June 30, 2002 from $521,000 for the three months ended June 30, 2001. The decrease was due to the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that amortization be recorded only on intangible assets with definitive lives and not on goodwill or indefinite lived intangibles. In the fourth quarter the Company will perform its annual test for impairment utilizing various valuation techniques, however due to the depressed stock price, the Company may be required to take a goodwill impairment charge.

         Net Interest Income (Expense). Net interest expense increased to $505,000 for the three months ended June 30, 2002 from net interest income of $248,000 for the three months ended June 30, 2001. This increase is due primarily to the borrowings on our revolving credit agreement during the three months ended June 30, 2002 compared to cash investment income realized on our outstanding cash balances during the three months ended June 30, 2001. The increase in borrowings was due to the debt acquired in the Sound Advice acquisition and the opening of new stores.

         Income Taxes. The effective tax rate for the fiscal quarters ended June 30, 2002 and June 30, 2001 was 40.0%.

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

NINE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

         Total Revenue. Total revenue increased $223.2 million, or 57.3%, to $613.1 million for the nine months ended June 30, 2002 from $389.8 million for the nine months ended June 30, 2001. The increase was mainly comprised of $57.6 million from new stores and $179.0 million derived by sales from the acquired chains. This was offset by a comparable store sales decrease of $13.5 million. Comparable store sales, excluding acquired stores, decreased by 4.0%. Digital technology products continue to drive sales performance as it represented over 50% of revenues for the nine months ended June 30, 2002.

         Gross Profit. Cost of sales increased $141.3 million, or 56.5% to $391.3 million for the nine months ended June 30, 2002 from $250.1 million for the nine months ended June 30, 2001. Gross profit increased $82.0 million, or 58.6% to $221.7 million for the nine months ended June 30, 2002 from $139.8 million for the nine months ended June 30, 2001. The gross margin percentage increased 30 basis points to 36.2% from 35.9% last year.

         Selling Expenses. Selling expenses increased $64.7 million, or 67.9%, to $160.1 million for the nine months ended June 30, 2002 from $95.4 million for the nine months ended June 30, 2001. As a percentage of revenue, selling expenses increased to 26.1% for the nine months ended June 30, 2002 from 24.5% in the prior year period. This increase was attributed to higher occupancy costs, banking fees associated with the extended credit card financing, net advertising expense, and higher insurance costs.

         Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the nine months ended June 30, 2002 increased 78.1% to $31.9 million from $17.9 million for the nine months ended June 30, 2001. As a percentage of total revenue, corporate general and administrative expenses increased to 5.2% for the nine months ended June 30, 2002 from 4.6% for the prior year period. This increase was due to higher depreciation expense and payroll costs.

         Amortization of Intangibles. Amortization of intangibles decreased to $1.2 million for the nine months ended June 30, 2002 from $1.5 million for the nine months ended June 30, 2001. The decrease was due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that amortization be recorded only on intangible assets with definitive lives and not on goodwill or indefinite lived intangibles.

         Net Interest Income (Expense). Net interest expense increased to $1.7 million for the nine months ended June 30, 2002 from net interest income of $950,000 for the nine months ended June 30, 2001. This increase is due primarily to the borrowings on our revolving credit agreement during the nine months ended June 30, 2002 compared to cash investment income realized on our outstanding cash balances during the nine months ended June 30, 2001. The increase in borrowings was due to the debt acquired in the Sound Advice acquisition and the opening of new stores.

         Income Taxes. The effective tax rate for the nine months ended June 30, 2002 and June 30, 2001 was 40.0%. Tweeter expects that the income tax rate for the year ending September 30, 2002 will approximate 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided in operating activities was $20.1 million for the nine months ended June 30, 2002 compared to net cash provided of $38.8 million for the nine months ended June 30, 2001. Cash provided in operations for the nine months ended June 30, 2002 was primarily the result of net income of $16.2 million and depreciation and amortization of $13.0 million. This was offset by a decrease in accounts payable and accrued expenses of $7.0 million and an increase in inventory of $4.3 million.

         At June 30, 2002, working capital was $80.2 million, compared to $70.5 million at September 30, 2001. The ratio of current assets to current liabilities was 1.85 to 1 at June 30, 2002 and 1.70 to 1 at September 30, 2001.

         Cash used in investing activities for the nine months ended June 30, 2002 included capital expenditures of $44.1 million, primarily used for the building of new stores, the relocation of existing stores and the Hillcrest acquisition of $3.9 million. Cash provided from investing activities included $1.6 million of partial distributions from the joint venture.

         Net cash provided by financing activities during the nine months ended June 30, 2002 was $23.4 million, which was due to borrowings of long-term debt of $23.1 million.

         On May 31, 2002, Tweeter amended its three-year senior credit facility. The amendment increased the amount available to borrow to $100 million up from $75 million. At June 30, 2002, the Company had $59,800,000 outstanding on its revolving credit facility and there was $40,200,000 available. The unpaid balances under this facility bear interest at the lender’s base rate, or Eurodollar pricing plus 1.5% if the Company commits the balances for a period of thirty days or more.

         On March 1, 2002, Tweeter completed the acquisition of Hillcrest High Fidelity, Inc. This transaction was accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to Hillcrest are included in the consolidated statements of operations from the acquisition date. The total purchase price, including acquisition costs to date, was approximately $5.7 million, $1.0 million of which was paid through the issuance of 42,886 shares of the Company’s common stock.

         Tweeter believes that its existing cash, together with cash generated by operations and available borrowings under its credit facility will be sufficient to finance its working capital and anticipated capital expenditure requirements of approximately $32 million for at least the next twelve months. If management pursues additional acquisitions within this period, however, such acquisitions could strain Tweeter’s capital resources. Furthermore, due to the seasonality of its business, Tweeter’s working capital needs are significantly higher the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future.

NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of evaluating the impact that implementing SFAS No. 144 will have on its consolidated financial statements. . In July 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective prospectively to exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the impact that implementing SFAS No.146 will have on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including those relating to the realizing of the remaining outstanding joint venture investment, the income tax rate for fiscal 2002, Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in Tweeter’s Registration Statement filed on Form S-4 on June 14, 2001, and amended on June 26, 2001, and in the Company’s Annual Report on Form 10-K filed on December 21, 2001, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

         At June 30, 2002, the Company had $59,800,000 of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $203,000 annual impact on the Company’s earnings and cash flows.

         At June 30, 2002, we had approximately $103,000 in marketable equity securities. Equity market fluctuations can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 10% fluctuation in the value of such securities would either reduce or increase total assets by $10,000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	“Third Amendment to Credit Agreement, dated as of May 31, 2002, among the registrant, Fleet National Bank and the other parties thereto.”

99.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By:/s/ Joseph McGuire Joseph McGuire, Senior Vice President and Chief Financial Officer

Date: August 8, 2002