Form 10-K
period 2002-09-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2002-12-17
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

or

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

Common Stock, $.01 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☑

      As of December 11, 2002 there were outstanding 23,574,803 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant, based upon the last sales price for such stock on that date as reported by The Nasdaq Stock Market, was approximately $238,354,242.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on January 21, 2003 are incorporated by reference into Part III.

PART I

      In this Annual Report on Form 10-K, the “Company,” “Tweeter,” “we,” “us,” and “our” mean Tweeter Home Entertainment Group, Inc. and its subsidiaries.

      This Annual Report on Form 10-K contains forward-looking statements regarding Tweeter’s performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. This report, and especially the sections entitled “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations,” contains a discussion of some of the factors and risks that could contribute to those differences.

Item 1.	Business

General

      Tweeter is a specialty retailer of mid- to high-end audio and video consumer electronics products. We operate 173 stores under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Hillcrest names in New England, the Mid-Atlantic, the Southeast, Texas, California, greater Chicago, Florida and Arizona. We operate in a single business segment of retailing audio and video consumer electronics products. Our stores feature an extensive selection of home and car audio systems and components, portable audio equipment, and home video products including flat panel Plasma and LCD TV’s, big screen televisions, DVD players, digital satellite systems, camcorders and video recording devices. We differentiate ourselves by focusing on consumers who seek audio and video products with advanced features, functionality and performance. We do not offer consumer electronics products such as personal computers or home office equipment. Our stores display products in an inviting retail environment averaging 10,000 square feet and are staffed with attentive, knowledgeable sales personnel. We seek to build name recognition and customer loyalty by combining a high level of service with competitive prices backed by our patented Automatic Price Protection program.

      We opened our first store in 1972 in Boston under the Tweeter name and over the next two decades grew exclusively through new store openings in New England, expanding to 18 stores by 1995. In 1995, we adopted an aggressive growth strategy to (i) open new stores in current regional markets and relocate certain stores to more favorable sites and (ii) to selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired company to our core operating model and leveraging distribution, marketing and corporate infrastructure. We completed the acquisition of Bryn Mawr Radio and Television, Inc. (“Bryn Mawr”) in May 1996, HiFi Buys Incorporated (“HiFi Buys”) in June 1997, Home Entertainment of Texas, Inc. (“Home Entertainment”) in February 1999, DOW Stereo/ Video, Inc. (“Dow Stereo/ Video”) in July 1999, United Audio Centers, Inc. (“United Audio Centers”) in April 2000, Douglas T.V. & Appliance, Inc. and Douglas Audio Video Centers, Inc. (collectively, “Douglas”) in October 2000, The Video Scene, Inc. (“Big Screen City”) in May 2001, SMK Marketing, Inc. (“Audio Video Systems”) in June 2001, Sound Advice, Inc. (“Sound Advice”) in August 2001 and Hillcrest High Fidelity, Inc. (“Hillcrest”) in March 2002. In addition, in September 2002, we launched the Tweeter Internet site to market and sell consumer electronics over the Internet.

      Our business is subject to seasonal variations. Historically, we have realized a significant portion of our total revenue and more than half of our net income for the year during the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have a material adverse effect on our financial condition and results of operations. Our quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

Business Strategy

      Our goal is to become the leading national specialty retailer of high-quality audio and video products. The key elements of our business strategy are as follows:

      Extensive Selection of Mid- to High-End Audio and Video Products. We concentrate on mid- to high-end audio and video consumer electronics products. This focus differentiates us from larger format superstores and mass merchandisers, which offer a broad array of consumer electronics and non-electronics products with a higher emphasis on products priced at introductory price levels. Our emphasis on higher-end products positions us attractively to manufacturers seeking to sell more advanced or limited distribution products as part of their distribution strategy. As a result of our higher-end product focus, a historical early adopter customer base and our extensively trained sales force, we are often among the earliest retailers to offer new product innovations on behalf of manufacturers. In addition, we believe that our focused product offering allows for higher gross margin opportunities, appeals to a more service-conscious consumer and results in enhanced brand awareness of our regional names to our targeted customer group.

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

      Everyday Competitive Pricing. Except in the Florida and Arizona markets and in our Hillcrest stores, we utilize an “everyday competitive pricing” strategy with fixed prices clearly marked on our products. Store managers regularly visit local competitors to ensure that our pricing remains competitive within the store’s local market. In addition, our patented Automatic Price Protection program backs all product sales. Under this program, if a customer purchases a consumer electronics product from one of our stores and a competitor within 25 miles of the store advertises a lower price within 30 days, we automatically send a check to the customer for the difference without requiring the customer to request payment. The Automatic Price Protection program is designed to remove pricing concerns from the purchase decision and, as a result, allows customers and the sales staff to focus on product functionality, performance and quality. The Company is currently evaluating the adoption of Automatic Price Protection in Florida and Arizona and in our Hillcrest stores.

Growth Strategy

      Our current growth strategy is to:

•	capitalize on new technologies to drive comparable store sales;

•	open new stores in current regional markets and relocate certain stores to more favorable sites; and

•	develop our in-house home installation business.

      New Stores. We intend to open new stores and relocate a limited number of stores within existing markets in order to increase penetration and leverage regional advertising, distribution, and operating efficiencies. During fiscal 2002, we opened twenty-two stores and relocated eight stores in the following regions:

Region	New Stores Opened	Relocated/Remodeled Stores

New England	—	1
Mid Atlantic	4	—
Southeast	3	1
Texas	4	2
California	2	3
Chicago	4	1
Florida	3	—
Arizona	2	—

Total	22	8

      For fiscal year 2003, we intend to open sixteen stores and to relocate two stores. We believe that ten acquisitions made since May 1996 have provided us with the platforms from which to open new stores within and around their markets.

Recent Acquisitions

      Acquisition of Big Screen City. In May 2001, we completed the acquisition of Big Screen City, a four-store chain located in the San Diego, California and Temecula, California areas. Big Screen City, a specialty consumer electronics retailer with annual sales approaching $16 million, had been in business in the San Diego market for 20 years. We consolidated the operations of Big Screen City with the Tweeter operations and implemented key aspects of our business strategy, including changing the brand name to Tweeter and our Automatic Price Protection program.

      Acquisition of Audio Video Systems. In June 2001, we completed the acquisition of Audio Video Systems, a three-store chain located in the greater Charlotte, North Carolina area. Audio Video Systems, a specialty consumer electronics retailer with annual sales of approximately $15 million, had been in business in the Charlotte market for 13 years. We implemented the aspects of our business strategy, including changing the brand name to Tweeter and our Automatic Price Protection program.

      Acquisition of Sound Advice. In August 2001, we completed the acquisition of Sound Advice, a 32-store chain with locations in Florida and in the Phoenix, Arizona market. Sound Advice had annual sales of approximately $200 million and had operated in the Florida markets for 27 years. Since its acquisition, Sound Advice has operated as our wholly-owned subsidiary with its finance and MIS operations being performed out of our corporate office in Canton, Massachusetts. To better leverage our corporate infrastructure, we plan to transfer the remaining administrative operations of Sound Advice to our corporate office during fiscal 2003.

      Acquisition of Hillcrest. In March 2002, we completed the acquisition of Hillcrest, a two-store chain located in the greater Dallas, Texas area. Hillcrest, a specialty retailer with a significant focus on custom installation, had annual sales of approximately $14 million and had operated in the Dallas market for 53 years. We implemented some key aspects of our business strategy and integrated their operations with our existing Dallas operations.

Other Business Developments

      Termination of Joint Venture. On November 9, 2001, Cyberian Outpost.com was sold to FCOP Acquisition, Inc., a wholly-owned subsidiary of Fry’s Electronics, a private company operating in the state of California, for $.25 per share. Tweeter owned 285,423 shares of Cyberian Outpost.com prior to this sale. Our joint venture with Cyberian Outpost.com, Tweeter.Outpost.com, LLC ceased operations on December 31, 2001. On February 9, 2002, the joint venture and all related agreements with Cyberian Outpost.com were terminated.

Store Format and Operations

      As of September 30, 2002, we operated 167 stores, consisting of 114 Tweeter stores in New England, the Mid-Atlantic, the Southeast, Texas, San Diego, California and in the greater Chicago area; 14 HiFi Buys stores in the Southeast; 25 Sound Advice stores in Florida; 5 Bang & Olufsen stores in Florida; 2 Electronic Interiors stores in Florida; 4 Showcase Home Entertainment stores in the Phoenix, Arizona market; 1 Bang & Olufsen store in Phoenix, Arizona and 2 Hillcrest stores in Dallas, Texas. While our stores vary in size, the current prototype is 10,000 square feet, with approximately 70% of our square footage devoted to selling space.

      Our store concept combines the comfort of the home environment with practical displays enabling consumers to sample and compare the features and functions of products in various combinations. The store prototype is brightly painted, often in pastel colors, with many stores exhibiting hand painted murals and other decorative artwork. Unlike many of our competitors’ stores, which contain large, open spaces in which many different audio and video products are tested and sampled, our stores feature individual sound rooms. The sound rooms architecturally and acoustically resemble a home environment to enable the customer to see and hear how products will perform at home. These sound rooms allow the customer to listen to and compare various combinations of receivers, CD and DVD players and speakers. In addition, each store contains a traditional television wall displaying an extensive selection of flat panel televisions, tube and projection televisions and related video products, and many stores contain a movie theater room, complete with theater-style seats, which showcases our home theater products. Other displays, such as the “big red button,” allow the customer to change, by pushing a button, mono television sound into a five speaker or surround sound experience. Each store also features a camcorder gallery that allows customers to sample different camcorders, and to shoot videos of their children within the adjacent children’s play area. Some stores display a car on the selling floor that features a state-of-the-art car stereo system and serves to exhibit our car installation capabilities. Most stores provide car stereo installation through on-premises installation bays.

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

      Most of our store managers are compensated through base pay and monthly bonuses based on store operating income. Store managers can earn a substantial portion of their annual compensation through such bonuses. Sales associates are compensated through a commission program that is based on the retail prices and gross margin of products sold.

Merchandise

      Our stores feature home and car audio systems and components, video products such as large screen televisions, including flat panel Plasma, LCD, digital projection and digital tube televisions, digital satellite systems, digital video recorders, camcorders, DVD players and other consumer electronics products such as wireless phones and portable audio equipment. We offer home and car stereo installation services and provide warranty and non-warranty repair services through all of our stores. We also offer insurance replacement services to insurance companies, providing replacement products to the policyholders of those insurance companies. Additionally, we have a corporate sales division, which markets and sells to businesses, institutions and other organizations. Our emphasis on mid- to high-end products enables us to offer limited distribution products and to be among the earliest retailers to offer new product innovations on behalf of manufacturers.

      We stock products from many vendors, including, Alpine, Bose, Boston Acoustics, Denon, Kenwood, Klipsch, Mirage, Mitsubishi, Monster Cable, Panasonic, Philips, Pioneer, Samsung, Sharp, Sony, Toshiba and Yamaha. We seek to manage our product mix to maximize gross margin performance. Historically, video products have yielded lower gross margin than audio products. Total sales of video products have increased at rates faster than the increases in audio product sales during the last several years as a result of the increased customer interest in large format televisions. Accordingly, we have enhanced our in-home installation business and adopted a “Sell Audio with Video” strategy in order to enhance our overall gross margin through increased sales of higher margin audio products and in-home services.

      The table below sets forth the approximate percentages of revenues for each of our primary product categories for our fiscal years ended September 30, 2000, September 30, 2001 and September 30, 2002, respectively. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in our product mix, and the timing of marketing events. The percentages are also affected by our acquisitions of stores offering different mixes of products. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Retail Revenues

	Fiscal Years Ended
	September 30,

Product Category	2000	2001	2002

Audio Equipment(1)	31%	28%	25%
Video Equipment(2)	45%	50%	51%
Mobile Equipment and Other(3)	24%	22%	24%

(1)	Includes speakers, cassette decks, receivers, turntables, compact disc players, mini-disc players, amplifiers, preamplifiers, home theater in a box, and portable audio equipment.

(2)	Includes televisions, projection televisions, video recording devices, camcorders, DVD players, satellite dishes and video accessories.

(3)	Includes car decks, amplifiers and speakers, car security products, navigation equipment, wireless phones, audio and car accessories, installation and service labor, and extended performance guaranties.

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

      In addition to making direct purchases, we are a member of the Progressive Retailers Organization (the “PRO”), a volume-buying group of 15 specialty electronics retailers across the country. This affiliation often provides us with the opportunities to obtain additional vendor rebates, product discounts and promotional products. We are not obligated to make purchases through the PRO. Our President and Chief Executive Officer serves on the Board of Directors of the PRO.

      We source products from many vendors, the largest of whom, Sony, accounted for 22% of fiscal 2002 purchases. We do not maintain long-term commitments or exclusive contracts with any particular vendor, but instead consider numerous factors, including price, credit terms, distribution, quality and compatibility within existing product mix in making our purchasing decisions. We utilize an automatic replenishment system for store inventory, maintaining stock levels and minimizing total dollars invested in inventory. We believe that our relationship with our large vendors is excellent and that our focused merchandising and high degree of customer service makes us an important distribution channel, particularly for the introduction of new products.

      We distribute products to stores through our regional distribution centers. The Canton, Massachusetts distribution center is 80,000 square feet and services the New England stores. The King of Prussia, Pennsylvania distribution center is 50,000 square feet and services the Mid-Atlantic stores. The Atlanta, Georgia facility is 80,000 square feet and the Charlotte, North Carolina distribution center is 15,000 square feet both servicing the Southeast stores. The Houston distribution center is 32,000 square feet and services the Houston area stores. The Dallas distribution centers total 25,600 square feet and service the Dallas area stores.

The San Diego facility is 57,200 square feet and services the Southern California stores. The Chicago facility is 122,000 square feet and services the Illinois stores. The Florida distribution facilities total approximately 234,000 square feet and service all the Florida stores. The Arizona distribution facility is 14,300 square feet and services the Arizona stores. We believe that these facilities are sufficient to handle our planned expansion in these markets through at least the year 2003.

Advertising and Marketing

      Tweeter targets consumers seeking informed advice concerning product selection and system integration of audio and video consumer electronics products. Our marketing strategy differs from our primary competitors in that we rely substantially on electronic media, radio and an extensive direct marketing effort. Our radio advertising campaigns seek to generate name recognition and to reinforce brand identification of Tweeter as a source of high quality products at competitive prices, staffed with a knowledgeable, attentive sales force. Branding Tweeter as the leader in high quality electronics in general, rather than focusing on individual price and item advertising, allows us to keep our margins relatively high. We complement our radio strategy with print advertisements throughout the year. The specific allocation of advertising dollars among the various types of advertising media is reviewed from time to time by management and, if necessary, adjusted to reflect our assessment of advertising results and market conditions. During the last quarter of fiscal 2002, we tested a more aggressive print strategy, which we will be executing through the first half of fiscal 2003.

      We also rely on a sophisticated direct marketing campaign to our customers. We have developed a comprehensive database-marketing program to match past customer purchasing history to the next logical purchase option for that customer. For example, we have distributed direct mail regarding surround sound and DVD products to customers who recently purchased large screen televisions. We also distribute a 32-50 page catalog two to four times per year and other smaller, product-specific catalogs periodically throughout the year. Management believes that our relatively inexpensive direct mail activities leverage and complement our general media advertising campaigns.

      We believe that our commitment to providing competitive pricing on our products is a critical component of our marketing and advertising strategy. In 1993, we abandoned our promotional, up-and-down sale strategy and adopted an everyday competitive pricing strategy, with fixed prices clearly marked on our products. Store managers regularly visit the local competition to ensure the store’s pricing remains competitive. At the same time, our competitive prices are backed by our Automatic Price Protection program. Under the Automatic Price Protection program, if a customer purchases a consumer electronics product from one of our stores and a competitor within 25 miles of that store advertises a lower price within 30 days of the customer’s purchase, we automatically send a check to the customer for the difference. Unlike other price guarantee programs in place within the industry, the refund process does not require the customer to call or return to the store of purchase and request a price match refund. The Automatic Price Protection program is intended to be hassle-free, customer friendly and viewed as a reflection of our commitment to customer service. In fiscal 1997, we implemented a “Wise-Buys” program. Under this program, Tweeter’s merchandise buyers identify special, reduced-priced items, often closeouts or last year’s top-of-the-line models, which are purchased from the manufacturer and offered to the consumer at a substantial discount from the original retail price. We believe that the pricing of the Wise-Buys items represents substantial value to the consumer with little or no negative impact to gross margin. Our advertisements frequently describe or refer to the Automatic Price Protection and Wise-Buys programs.

      Everyday competitive pricing and Automatic Price Protection are not implemented at the Sound Advice stores in Florida, the Showcase Home Entertainment stores in Arizona or the Hillcrest stores in Dallas, Texas. The Sound Advice, Showcase Home Entertainment and Hillcrest stores follow a more traditional, promotional sale strategy in their general marketing effort. We are currently evaluating the implementation of Automatic Price Protection in these markets.

Site Selection

      Our stores average approximately 10,000 square feet and are typically located in freestanding buildings or strip shopping centers within high traffic shopping areas. New store sites are selected on the basis of several factors, including physical location, demographic characteristics of the local market, proximity to superstore competitors, access to highways or other major roadways and available lease terms. We look for co-tenants that are likely to draw customers whom we would otherwise target within the site’s relevant market and believe that the proximity of superstore competitors is, on balance, a positive factor due to increased customer traffic. We lease substantially all of our stores.

      The following table presents the number and locations of stores we operated at the end of each of the last three fiscal years:

	September 30,

State	2000	2001	2002

Alabama	2	2	3
Arizona	—	4	5
California	9	14	15
Connecticut	7	7	7
Delaware	2	2	2
Florida	—	29	32
Georgia	14	15	14
Illinois	7	12	16
Maine	1	1	1
Maryland	4	7	6
Massachusetts	14	16	16
New Hampshire	4	4	4
New Jersey	3	3	4
New York	—	1	1
North Carolina	—	3	4
Pennsylvania	14	14	14
Rhode Island	1	1	1
South Carolina	—	1	1
Tennessee	—	—	1
Texas	8	11	17
Virginia	—	—	3

Total	90	147	167

Information Systems

      We utilize a sophisticated, fully integrated mainframe based management information system which updates after every transaction, and which is accessible on a real time basis to management, sales associates and product buyers. Extensive sales reporting and sales tracking are provided real time on screen to store managers and individual sales associates. The screen tracks category sales and benchmarks key sales data. This system enables management and store managers to review sales volume, gross margin and product mix on a per store or per sales associate basis, allows for the viewing of open orders, inventory value and mix, and tracks sales by product category, by sales associate, and by store. We provide ongoing training and support in the use of this system and compensate and benchmark the store managers based upon this information.

Employees

      As of September 30, 2002, we had 3,771 employees, consisting of 3,643 full-time and 128 part-time employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

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

      In addition, our expansion through the opening or acquisition of new stores will place significant demands on our management, resources, operations and information systems. Such expansion requires us to expend significant effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing and distribution systems and employee training programs. We also need to attract and retain additional qualified personnel, including new store managers, for such new stores.

      Our continued growth also depends on our ability to increase sales in our existing stores. The opening of additional stores in an existing market could result in lower net sales at our existing stores in that market.

Risks Associated with Acquisitions

      Integration of newly acquired stores may involve significant delay or expense. Additional suitable acquisition candidates may not be identified. Further, we may not consummate acquisitions of any identified candidates and new stores acquired through such acquisitions may not operate profitably or integrate successfully into our operations. Previously acquired stores have had, and newly acquired stores may have, different merchandising, advertising, store format and operating approaches from ours, and our success in integrating such stores will depend on our ability to affect significant changes in the operations of such stores to conform to our approach in these areas. We may not be successful in affecting such changes without an adverse effect on the revenues or profitability of such stores. In addition, future acquisitions could involve the issuance of equity securities which could dilute the holdings of existing stockholders. Future acquisitions could also involve the incurrence of additional debt and contingent liabilities, and amortization expenses related to intangible assets, any of which could have a material adverse effect on our results of operations or financial condition.

Dependence on Key Personnel

      Our success depends upon the active involvement of senior management personnel, particularly Samuel J. Bloomberg, Tweeter’s Chairman of the Board, Jeffrey Stone, Tweeter’s President and Chief Executive Officer and Joseph McGuire, Tweeter’s Senior Vice President and Chief Financial Officer. The loss of the full-time services of Messrs. Stone, Bloomberg, or McGuire, or other members of senior management, could have a material adverse effect on Tweeter’s results of operations and financial condition. Tweeter has employment contracts with Messrs. Stone, Bloomberg, McGuire, Peter Beshouri, Senior Vice President and Michael Blumberg, Senior Vice President. Tweeter has no other employment agreements with any members of its senior management team. Tweeter currently maintains key-man life insurance on the lives of Messrs. Stone and Bloomberg in the amounts of $5,000,000 and $1,000,000, respectively.

Risks Associated with Competition

      The retail consumer electronics industry is highly competitive. Tweeter competes against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Circuit City and Best Buy, which sell, among other products, audio and video consumer electronics products similar and often identical to those Tweeter sells. Tweeter also competes in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronics products that Tweeter sells. Certain of these competitors have substantially greater financial resources than Tweeter that may increase their ability to purchase inventory at lower costs or to initiate and sustain predatory price competition. In addition, the large format stores are continuing to expand their geographic markets, and such expansion may increase price competition within those markets. A number of different competitive factors could have a material adverse effect on Tweeter’s results of operations and financial condition, including:

•	Increased operational efficiencies of competitors;

•	Competitive pricing strategies;

•	Expansion by existing competitors;

•	Entry by new competitors into markets in which Tweeter is currently operating; or

•	Adoption by existing competitors of innovative store formats or retail sales methods.

Seasonal and Quarterly Fluctuations in Sales

      Seasonal shopping patterns affect our business, like that of many retailers. The fourth calendar quarter, which is Tweeter’s first fiscal quarter and which includes the December holiday shopping period, has historically contributed, and is expected to continue to contribute, more than half of Tweeter’s operating income for its entire fiscal year. As a result, any factors negatively affecting Tweeter during such calendar quarter of any year, including adverse weather or unfavorable economic conditions, would have a material adverse effect on Tweeter’s results of operations for the entire year. More generally, Tweeter’s quarterly results of operations may fluctuate based upon such factors as:

•	The timing of new store openings and new store acquisitions;

•	The amount of store pre-opening expenses;

•	The amount of net sales contributed by new and existing stores;

•	The mix of consumer electronics products sold in its stores;

•	Profitability of sales of particular products; and

•	Other competitive factors.

Fluctuations in Comparable Store Sales

      A number of factors have historically affected, and will continue to affect, Tweeter’s comparable store sales results, including, among other factors:

•	Competition;

•	General regional and national economic conditions;

•	Consumer trends;

•	Changes in Tweeter’s product mix;

•	Timing of promotional events;

•	New product introductions; and

•	Tweeter’s ability to execute its business strategy effectively.

      Tweeter does not expect comparable store sales to increase at historical rates, and comparable store sales, as they did in fiscal 2002, may decrease in the future. Changes in Tweeter’s comparable store sales results could cause the price of the common stock to fluctuate substantially.

Potential Need for Additional Financing

      Financing for the opening and acquisition of new stores may be in the form of debt or equity or both and may not be available on terms acceptable to Tweeter, if at all. We estimate that the average cash investment, including pre-opening expenses for tenant fit-out and inventory (net of payables), required to open a store to be approximately $1.1 million. The actual cost of opening a store may be significantly greater than such estimates, however, and we may need to seek additional debt and/or equity financing in order to fund our continued expansion through 2003 and beyond. In addition, our ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments. Additional issuances of equity by Tweeter may result in dilution of existing stockholders’ ownership interest.

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

Dependence on Suppliers

      The success of Tweeter’s business and growth strategy depends to a significant degree upon its suppliers, particularly its brand-name suppliers of stereo and video equipment such as Sony, Mitsubishi, Panasonic, Pioneer, Monster Cable, Boston Acoustics and Yamaha. Tweeter does not have any supply agreements or exclusive arrangements with any suppliers. Tweeter typically orders its inventory through the issuance of individual purchase orders to suppliers. In addition, Tweeter relies heavily on a relatively small number of suppliers. Tweeter’s two largest suppliers accounted for approximately 35% of its sales during fiscal 2002. The loss of any of these key suppliers or the failure by Tweeter to establish and maintain relationships with these or other suppliers could have a material adverse effect on Tweeter’s results of operations and financial condition and its expansion. It is possible, especially given Tweeter’s growth strategy, that Tweeter will be unable to acquire sufficient quantities or an appropriate mix of consumer electronics products at acceptable prices, if at all. Specifically, Tweeter’s ability to establish additional stores in existing markets and to penetrate new markets depends to a significant extent on the willingness and ability of suppliers to supply those additional stores, and suppliers may not be willing or able to do so. As we continue to open or acquire new stores, the inability or unwillingness of suppliers to supply some or all of their products to us at acceptable prices in one or more markets could have a material adverse effect on our results of operations and financial condition.

Uncertainty of Intellectual Property Rights

      Our “Tweeter, etc.,” “Audio, Video and a Boatload of Know How,” and “Slamfest” service marks have been registered with the United States Patent and Trademark Office. Tweeter has not registered the “HiFi Buys,” “Sound Advice” and some of its other service marks. We are aware that other consumer electronics retailers use the name “HiFi Buys” and “Sound Advice.” Tweeter has submitted applications for registration of some of its other service marks, which applications are currently pending. Tweeter may be unable to successfully register such service marks. In addition, Tweeter’s service marks, whether registered or unregistered, and patents may not be effective to protect its intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future. Any such assertions, if proven to be true, could have a material adverse effect on Tweeter’s results of operations and financial condition.

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

      Our corporate offices and the New England distribution and service centers are located in two owned facilities totaling 140,000 square feet in Canton, Massachusetts. In addition, we lease over 630,000 square feet of regional operating facilities including distribution and service centers in King of Prussia, Pennsylvania, Atlanta, Georgia, Charlotte, NC, Houston, Texas, Dallas, Texas, San Diego, California, Chicago, Illinois, Deerfield Beach, Florida and Phoenix, Arizona.

      Our stores, substantially all of which are leased, include sales space, inventory storage, management offices and employee areas. The majority of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for thirty-five of the stores have a percentage rent provision ranging from 1.5% to 5% of gross sales at each location in excess of certain specified sales amounts. The initial terms of the leases range from 5 to 20 years and generally allow us to renew for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2023.

Item 3.	Legal Proceedings

      From time to time, we are involved in litigation in the ordinary course of our business. In the opinion of management, no such litigation is likely to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market, under the symbol “TWTR.” Public trading in our common stock commenced on July 16, 1998. Prior to that date, there was no public market for our common stock. The following table sets forth the high, low and last sale prices for the common stock for the last eight quarters in which the Common Stock was publicly traded.

Quarter Ended	High	Low	Last

December 31, 2000	$36.250	$9.938	$12.188
March 31, 2001	$22.250	$10.469	$19.438
June 30, 2001	$37.680	$17.250	$35.300
September 30, 2001	$36.100	$12.870	$13.640
December 31, 2001	$30.000	$12.020	$29.000
March 31, 2002	$30.990	$14.210	$19.550
June 30, 2002	$22.600	$13.740	$16.340
September 30, 2002	$15.980	$5.260	$6.900

      The last sale price of the common stock on December 11, 2002, as reported by Nasdaq, was $10.88 per share. As of December 11, 2002, there were approximately 5,500 holders of record of our common stock.

      We do not anticipate paying any cash dividends for the foreseeable future. In addition, current lending arrangements prohibit the payment of cash dividends or will limit our ability to declare or pay such dividends.

Recent Sales of Unregistered Securities

      None

Item 6.     Selected Financial Data (amounts in thousands, except per share and number of stores data)

      Set forth below is selected financial and operating data for each of the five years ended September 30, 2002. The selected statement of operations and balance sheet data for each of the five years ended September 30, 2002 have been derived from our financial statements, which have been audited by our independent auditors. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	1998	1999(3)	2000(4)	2001(5)	2002(6)

Statement of Operations:
Total revenue	$228,946	$279,562	$399,926	$540,123	$796,072
Cost of sales	147,938	179,227	253,672	347,942	509,258

Gross profit	81,008	100,335	146,254	192,181	286,814
Selling expenses	56,907	69,225	99,645	135,766	213,663
Corporate, general and administrative expenses	11,128	14,822	19,342	26,250	41,437
Amortization of intangibles	917	1,056	1,522	2,380	1,573
Impairment charge	—	—	—	—	194,902

Income (loss) from operations	12,056	15,232	25,745	27,785	(164,761)
Income (loss) from joint venture	—	—	518	843	(26)
Loss on investment	—	—	—	1,162	—
Interest income (expense), net	(2,737)	(106)	1,147	692	(2,255)

Income (loss) before income taxes	9,319	15,126	27,410	28,158	(167,042)
Income tax expense (benefit)	3,724	6,050	10,964	11,263	(1,913)

Income (loss) before extraordinary item	5,595	9,076	16,446	16,895	(165,129)
Extraordinary item (less applicable income taxes)	(340)	—	—	—	—

Net income (loss)	5,255	9,076	16,446	16,895	(165,129)

Accretion of preferred stock	2,514	—	—	—	—

Income (loss) available to common stockholders	$2,741	$9,076	$16,446	$16,895	$(165,129)

Basic earnings (loss) per share:
Income (loss) available to common stockholders before extraordinary item	$0.62	$0.63	$0.97	$0.87	$(7.07)
Extraordinary item	(0.07)	—	—	—	—

Net income (loss)	$0.55	$0.63	$0.97	$0.87	$(7.07)

Diluted earnings (loss) per share:
Income (loss) available to common stockholders before extraordinary item	$0.55	$0.57	$0.89	$0.84	$(7.07)
Extraordinary item	(0.03)	—	—	—	—

Net income (loss)	$0.52	$0.57	$0.89	$0.84	$(7.07)

Weighted-average shares outstanding:
Basic	4,973	14,385	17,006	19,333	23,342
Diluted(1)	10,068	15,972	18,551	20,119	23,342
Operating Data:
Stores open at beginning of period	47	52	73	90	147
New stores	5	5	10	14	22
Closed stores	0	0	0	0	4
Stores acquired	0	16	7	43	2

Stores open at end of period	52	73	90	147	167

Remodeled/relocated stores	2	3	1	1	8
Comparable Store Sales Growth:(2)	12.5%	5.0%	13.5%	0.6%	(3.3)%
Balance Sheet Data:
Working capital	$18,263	$31,524	$83,540	$70,478	$89,291
Total assets	91,643	141,619	235,038	487,669	335,878
Long-term debt, excluding current portion	5,250	5,717	14	35,936	50,074
Stockholder’s equity	51,610	87,245	174,951	332,392	174,611

(footnotes on following page)

(1)	Shares outstanding include 5,095, 1,587, 1,545, 786 and 0 shares issuable upon exercise of stock options and warrants outstanding as of September 30, 1998, 1999, 2000, 2001 and 2002, respectively, after applying the treasury stock method.

(2)	Stores are included in the comparable store base after they are in operation for 12 full months. Acquired stores are included after 12 months from acquisition if the store was open for 12 full months as of the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation.

(3)	The fiscal year 1999 data includes the results of the Home Entertainment acquisition from February 1, 1999, which was accounted for using the purchase method; and the DOW Stereo/ Video acquisition from July 1, 1999, which was accounted for using the purchase method.

(4)	The fiscal year 2000 data includes the results of the United Audio Centers acquisition from April 1, 2000, which was accounted for using the purchase method.

(5)	The fiscal year 2001 data includes the results of the Douglas acquisition from October 2, 2000, the Big Screen City acquisition from May 1, 2001, the Audio Video Systems acquisition from June 1, 2001 and the Sound Advice acquisition from August 1, 2001. Each acquisition was accounted for using the purchase method.

(6)	The fiscal year 2002 data includes the results of the Hillcrest acquisition from March 1, 2002, which was accounted for using the purchase method.

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

      Our business has been particularly challenging for the past year, and the current business and consumer-spending climate is difficult to decipher. Given the erratic nature of our sales over recent periods, we feel there is a higher than usual degree of risk relative to our revenue and operating performance for the upcoming 2002 Holiday season.

General

      Tweeter is a leading specialty retailer of mid- to high-end audio and video consumer electronics products operating under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Hillcrest names. We opened our first Tweeter store in New England in 1972. Over 30 years, we have refined our retail concept to meet the needs of consumers seeking brand name products with advanced features, functionality and performance which we sell through our highly trained, relationship-driven sales force. We believe that our effective merchandising and superior customer service has enabled us to generate substantial customer loyalty.

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

      In February 1999, we completed a follow-on public offering, raising approximately $24.3 million, which we used to pay off debt and fund the acquisitions of Home Entertainment and DOW Stereo/ Video. In February 1999, we acquired the retail operations of Home Entertainment. In July 1999, we completed the acquisition of DOW Stereo/ Video.

      In February 2000, we completed an additional follow-on public offering, raising approximately $60 million, which we used to pay off debt and fund working capital requirements. In April 2000, we acquired United Audio Centers.

      In October 2000, May 2001, June 2001, and August 2001 we completed the acquisitions of Douglas, Big Screen City, Audio Video Systems and Sound Advice, respectively.

      In March 2002, we completed the acquisition of Hillcrest.

      We seek to increase sales, profitability and asset productivity at acquired companies by converting them to our standard operating model with enhanced training for sales personnel, superior customer service, improved merchandising focused on higher-end audio and video equipment and more stringent operating controls. We also have aggressively expanded our corporate infrastructure over the past four years to support our growth, including expanding our management team with the addition of senior financial, information systems, merchandising and real estate personnel. We have made enhancements to our management information systems with the addition of a new mainframe and operating platform, and to our distribution and administrative infrastructure to enable us to support all eight regions on an integrated basis.

      Our current growth strategy is to:

•	capitalize on new technologies to drive comparable store sales;

•	open new stores in current regional markets and relocate certain stores to more favorable sites; and

•	develop our in-house home installation business.

Results of Operations

      The following table is derived from the consolidated statements of income and sets forth, for the periods indicated, the actual amounts, in thousands, of certain income and expense items and their percentages, relative to total revenue:

	Fiscal Years Ended September 30,

	2000		2001		2002

Statement of Operations:
Total revenue	$399,926	100.0%	$540,123	100.0%	$796,072	100.0%

Gross profit	$146,254	36.6%	$192,181	35.6%	$286,814	36.0%
Selling expenses	99,645	25.0%	135,766	25.1%	213,663	26.8%

Store Contribution	46,609	11.6%	56,415	10.5%	73,151	9.2%
Corporate, general and administrative expenses	19,342	4.8%	26,250	4.9%	41,437	5.2%
Amortization of intangibles	1,522	0.4%	2,380	0.4%	1,573	0.2%
Impairment charge	—	—	—	—	194,902	24.5%

Income (loss) from operations	25,745	6.4%	27,785	5.1%	(164,761)	-20.7%
Income (loss) from joint venture	518	0.1%	843	0.2%	(26)	0.0%
Loss on investment	—	0.0%	1,162	0.2%	—	0.0%
Interest income (expense), net	1,147	0.3%	692	0.1%	(2,255)	-0.3%

Income (loss) before income taxes	27,410	6.8%	28,158	5.2%	(167,042)	-21.0%
Income tax expense (benefit)	10,964	2.7%	11,263	2.1%	(1,913)	-0.2%

Net income (loss) available to common stockholders	$16,446	4.1%	$16,895	3.1%	$(165,129)	-20.8%

Fiscal 2002 as Compared to Fiscal 2001

      Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $255.9 million, or 47.4%, to $796.1 million in the year ended September 30, 2002 from $540.1 million for the year ended September 30, 2001. The increase was primarily comprised of revenues of $195.9 million derived from acquired stores from the date of acquisition and $69.2 million from new stores. This was offset by a comparable store sales decrease of $15.3 million or 3.3%. Home installation labor revenue as a percentage of revenue doubled during the year ended September 30, 2002 from 1.1% to 2.2%.

      Cost of Sales and Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discounts, and vendor volume rebates. Cost of sales increased $161.3 million, or 46.4%, to $509.3 million in the year ended September 30, 2002 from $347.9 million in the year ended September 30, 2001. Gross profit increased $94.6 million, or 49.2%, to $286.8 million in the year ended September 30, 2002 from $192.2 million for the year ended September 30, 2001. The gross margin for the years ended September 30, 2002 and 2001 was 36.0% and 35.6%, respectively. The increase in gross margin is due primarily to higher product margins, as a result of a change in mix, and the reduction of inventory shrink.

      Selling Expenses. Selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses and bank fees and excludes corporate, general and administrative expenses. Selling expenses increased $77.9 million, or 57.4%, to $213.7 million for the year ended September 30, 2002 from $135.8 million for the year ended September 30, 2001. As a percentage of total revenue, selling expenses increased to 26.8% for the year ended September 30, 2002 from 25.1% in the prior year period. The percentage increase was attributable to more fees associated with extended credit card financing, increased occupancy costs, additional depreciation from the new and acquired stores and higher insurance costs.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of the finance, information systems, merchandising, marketing, human resources, training departments, related support functions and executive officers. Corporate, general and administrative expenses for the year ended September 30, 2002 increased 57.9% to $41.4 million from $26.2 million for the year ended September 30, 2001. As a percentage of total revenue, corporate, general and administrative expenses increased to 5.2% for the year ended September 30, 2002 from 4.9% for the prior year period. The increase was due to higher occupancy costs relative to the acquired companies, payroll and depreciation.

      Amortization of Intangibles. Amortization of intangibles decreased to $1.6 million for the year ended September 30, 2002 from $2.4 million for the year ended September 30, 2001. The decrease was due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that amortization be recorded only on intangible assets with definitive lives and not on goodwill or intangible assets with indefinite useful lives.

      Net Interest Income (Expense). Net interest expense was $2.3 million for the year ended September 30, 2002 compared to net interest income of $692,000 for the year ended September 30, 2001. This fluctuation is due primarily to the borrowings on our revolving credit agreement during the year ended September 30, 2002 compared to cash investment income realized on our outstanding cash balances during the first ten months of the year ended September 30, 2001. The increase in borrowings was due to the debt acquired in the Sound Advice acquisition and the opening of new stores.

      Income Tax Expense (Benefit). The effective tax rate for the years ended September 30, 2002 and 2001 was 1.1% and 40.0%, respectively. Excluding the impairment charge of $194.9 million and the related tax benefit of $13.1 million, the effective tax rate for the year ended September 30, 2002 would have been 40.0%. The tax benefit is attributable to the portion of goodwill impaired which was deductible for income tax purposes. Management expects that the effective tax rate will be 40.0% in fiscal 2003.

Fiscal 2001 as Compared to Fiscal 2000

      Total Revenue. Total revenue increased $140.2 million, or 35.1%, to $540.1 million in the year ended September 30, 2001 from $399.9 million for the year ended September 30, 2000. The increase was primarily comprised of revenues of $63.4 million derived from acquired stores from the date of acquisition, $38.5 million from new stores, $14.9 million from relocated/remodeled stores and $2.3 million from comparable store sales growth. Comparable store sales increased by .6%. This excludes an 11.4% decrease in comparable store sales at United Audio Centers from October 1, 2000 through March 31, 2001, an 11.0% decrease in comparable store sales at Douglas from October 2, 2000 through September 30, 2001, a 7.0% increase in comparable store sales at Big Screen City from May 1, 2001 through September 30, 2001, a 15.2% decrease in comparable store sales at Audio Video Systems from June 1, 2001 through September 30, 2001, and an 8.5% decrease in comparable store sales at Sound Advice from August 1, 2001 through September 30, 2001.

      Cost of Sales and Gross Profit. Cost of sales increased $94.3 million, or 37.2%, to $347.9 million in the year ended September 30, 2001 from $253.7 million in the year ended September 30, 2000. Gross profit increased $45.9 million, or 31.4%, to $192.2 million in the year ended September 30, 2001 from $146.3 million for the year ended September 30, 2000. The gross margin for the years ended September 30, 2001 and 2000 was 35.6% and 36.6%, respectively. The decrease in gross margin was due to the mix change from audio to video, which has lower margins than audio. Additionally, the costs of running our distribution centers increased in dollars and as a percent of sales. This was a result of consolidating and relocating some of our distribution centers during the early part of the year.

      Selling Expenses. Selling expenses increased $36.1 million, or 36.2%, to $135.8 million for the year ended September 30, 2001 from $99.6 million for the year ended September 30, 2000. As a percentage of total revenue, selling expenses increased to 25.1% for the year ended September 30, 2001 from 25.0% in the prior year period. The percentage increase was attributable to higher occupancy costs and deprecation associated with new store openings. The net advertising expense as a percent of sales was lower to offset these increases.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the year ended September 30, 2001 increased 35.7% to $26.2 million from $19.3 million for the year ended September 30, 2000. As a percentage of total revenue, corporate, general and administrative expenses increased to 4.9% for the year ended September 30, 2001 from 4.8% for the prior year period. The increase was due to higher occupancy costs and depreciation relative to the acquired companies, which was offset by a decrease in payroll as a percent of sales.

      Amortization of Intangibles. Amortization of intangibles increased to $2.4 million for the year ended September 30, 2001 from $1.5 million for the year ended September 30, 2000. This increase is attributable to goodwill recorded for a full year in connection with the United Audio Centers acquisition as well as goodwill recorded for the acquisitions of Douglas, Big Screen City and Audio Video Systems.

      Loss on Investment. Loss on investment was due to the write down of the investment in Cyberian Outpost, which was sold to FCOP Acquisition, Inc., a wholly-owned subsidiary of Fry’s Electronics, a private company, on November 9, 2001 for $.25 per share.

      Net Interest Income (Expense). Net interest income decreased to $692,000 for the year ended September 30, 2001 from $1.1 million for the year ended September 30, 2000. This decrease was due primarily to the borrowings on our revolving credit agreement made in the last fiscal quarter of 2001.

      Income Tax Expense (Benefit). The effective tax rate for the years ended September 30, 2001 and 2000 was 40.0%.

Liquidity and Capital Resources

      Our cash needs are primarily for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and for remodeling or relocating older stores. Additionally, capital needs are created as acquisition opportunities are pursued.

      Our primary sources of financing have been net cash from operations, borrowings under our credit facility, and proceeds from the sale of equity or subordinated notes. At September 30, 2002 and 2001, our working capital was $89.3 million and $70.5 million, respectively. Cash provided by operations was $27.7 million for the year ended September 30, 2002. This was a result of $16.7 million in income before the non-cash impairment charge, depreciation and amortization of $18.1 million, a decrease of $5.9 million in accounts receivable and a tax benefit of options exercised of 3.0 million. This was offset by an increase in inventory of $12.1 million, a deferred income tax benefit of 7.4 million, an increase of $6.0 million in prepaid and other current assets and a decrease of $5.9 million in accounts payable and accrued expenses as well as minor changes in other operating accounts.

      Net cash used in investing activities during fiscal 2002 was approximately $42.2 million. Purchase of property and equipment of $54.6 million was the primary use of cash in investing activities. Approximately $32.2 million was used to open twenty-two new stores and relocate/remodel eight stores and the balance of $16.3 million was used for other miscellaneous capital expenditures for equipment, fixtures and leasehold improvements. In addition, $6.1 million was used for new stores to be opened or relocated after fiscal 2002. Cash paid for acquisitions and related expenses were $4.8 million. In fiscal 2002, net proceeds of $13.8 million were received from the sale of five of the Company’s owned properties which the Company leases from the buyer. The termination of the joint venture investment with Cyberian Outpost.com provided $3.2 million in cash, which represented our share of the distribution upon the cessation of the joint venture. During fiscal 2001, net cash used in investing activities was approximately $74.6 million and was used to fund acquisitions, open new stores, relocate/remodel stores and other capital expenditures for equipment, fixtures and leasehold improvements. There are no other material commitments for capital expenditures other than new store openings and remodeling or relocating existing stores, which is estimated to be $19 million in the next 12 months.

      On June 29, 2001, the Company signed a three-year senior credit facility which provided the Company the ability to borrow up to $75 million. On May 31, 2002 the credit facility was amended to increase the availability to $100 million. The credit facility was amended on September 27, 2002 to allow the restrictive covenants to be calculated without the impact of an impairment charge to intangible assets. Borrowings under the credit facility are collateralized by the Company’s inventory and certain other assets and bear interest at the lender’s base rate (4.75% at September 30, 2002), or Eurodollar pricing plus 1.5% if the Company commits to borrow amounts for a period of at least 30 days. The Company’s weighted-average interest rate on outstanding borrowings during 2002 was approximately 3.1%. The credit facility contains restrictive covenants and conditions, including requirements to maintain certain minimum financial ratios and a designated net worth level as well as limits on capital expenditures. The Company was in compliance with all restrictive covenants at September 30, 2002. The credit facility also restricts the Company from paying cash dividends. There was $49,900,000 outstanding under the credit facility as of September 30, 2002. The credit facility has a maturity date of July 31, 2004.

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

Critical Accounting Policies

      Presented below is a discussion about our application of critical accounting policies that require us to make assumptions about matters that are uncertain at the time the accounting estimate is made, and where different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Management has identified the following accounting estimates as critical for the Company, and will discuss them separately below: allowance for bad and doubtful accounts; inventory obsolescence provision; income tax accruals; self-insurance reserves; goodwill and other intangible assets valuation and deferred cash discounts, volume rebates and coop advertising.

      Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure relating to them in this MD&A.

Allowance for Bad and Doubtful Accounts

      Most of our accounts receivable are due from our vendors and less than 10% are due from customers. Our net accounts receivable balance at September 30, 2002 of $23,116,000 constitutes 6.9% of our total assets, and the reserve of $1,075,000 is 4.4% of gross accounts receivable.

      We categorize our accounts receivable by business type and estimate our bad debt reserve using four aging classifications: current, 31 to 60 days, 61 to 90 days and over 90 days. For each business type, based on the amounts in each aging category, we apply a percentage to determine the amount of the reserve to be applied to each category. If a further review of a business type shows that this methodology needs to be adjusted, the percentage of reserve is adjusted accordingly.

      In recent years, as a result of a combination of the factors described above, we have increased our bad debt reserve to reflect our estimated valuation of gross receivables. It is also possible that bad debt write-off could increase significantly in the future. We have historically estimated our bad and doubtful debt allowance as a percentage of the aging categories, which could differ materially if the historical trend changed. Estimating an allowance for doubtful accounts requires significant management judgment. In addition, different reserve estimates that we reasonably could have used would have had a material impact on our reported accounts receivable balance and thus would have had a material impact on the presentation of the results of operations. For those reasons, and in view of the fact that our accounts receivable balance is 6.9% of our total assets at September 30, 2002, we believe that the accounting estimate related to bad and doubtful accounts is a critical accounting estimate.

      If we were to assume that our estimate of bad debts was changed to the lower end or upper end of the range we developed in the course of formulating our estimate, the estimate for bad debt as of September 30, 2002 would range from $210,000 to $2,097,000. Accordingly, the amounts we would record for net receivables would range from $23,981,000 to $22,094,000 as compared to the recorded amount of $23,116,000.

Inventory Obsolescence

      Inventory represents a significant portion of our assets (42.6%). Our profitability and viability is highly dependent on the demand for our products. An imbalance between purchasing levels and sales could cause rapid and material obsolescence, and loss of competitive price advantage and market share. We believe that our product mix has provided sufficient diversification to mitigate this risk. At the end of each reporting period, we reduce the value by our estimate of what we believe to be obsolete, and we recognize an expense of the same amount, which is included in cost of sales in our consolidated statement of income.

      In our industry merchandise models change periodically. When they do, we reclassify the old model into a discontinued category. We also reclassify merchandise into the discontinued category when we decide we no longer want to sell the item. Generally, we will sell these discontinued models for normal retail. In estimating our reserve, we analyze the sales of discontinued merchandise by department and determine what profit or loss was made in the quarter. If product of the discontinued department sold for below cost during the quarter, then we apply that negative percentage to the value of the inventory on hand as of the balance sheet date. In addition to this reserve we also identify the selling costs to be incurred in the sale of such discontinued inventory and add that to this obsolescence reserve. We also evaluate the obsolescence of our service parts inventory based on the aging of this inventory. We apply a percentage to each aging category in order to determine the reserve amount.

      As a result of a combination of the factors described above, we have reduced our net inventory value to reflect our estimated amount of inventory obsolescence. It is also possible that obsolescence could rapidly become a significant issue in the future. In addition, different reserve estimates that we reasonably could have used would have had a material impact on our reported net inventory and cost of sales, and thus would have had a material impact on the presentation of our results of operations. For those reasons, we believe that the accounting estimate related to inventory obsolescence is a critical accounting estimate.

      If we were to assume that our estimate of future inventory obsolescence for all of our merchandise and parts was changed to the lower end or upper end of the range we developed in the course of formulating our estimate, the estimate as of September 30, 2002 would range from $1,282,000 to $3,315,000, as compared to the actual recorded amount of $2,298,000. Accordingly, the amounts by which we would record net inventory would range from $144,250,000 to $142,217,000 as compared to the actual recorded amount of $143,234,000.

Income taxes

      Our estimate of the expense or benefit and the sufficiency of the income tax accrual is somewhat dependent on our assessment of certain tax filing exposures. We provide for potential tax exposures arising from routine audits by taxing agencies. It is reasonably possible to assume that actual amounts payable as a result of such audits could be materially different from amounts accrued in the consolidated balance sheet.

      Our estimate of deferred tax assets is impacted by our assessment of our ability to generate sufficient taxable income to be able to realize the deferred tax asset. Based on management’s assessment of our historical performance and the current economic conditions, we have determined that no valuation allowance against our deferred tax asset is required as of September 30, 2002 as we believe that we will be sufficiently profitable as to realize all recognized deferred tax assets. Should we not generate the expected levels of taxable income, a valuation allowance could be required.

Self-Insurance Reserves

      We are self-insured for workers’ compensation, general liability insurance and medical/dental benefits and evaluate our liability estimate on a quarterly basis based on actuarial information and past experience. Historical claims are reviewed as to when they are incurred versus when they are actually paid and an average claims lag is determined. Once the average historical lag is determined, it is applied to the current level of claims being processed. Management believes, and past experience has confirmed, the underwriting cost reductions outweigh the financial risk incurred by self-insurance of workers’ compensation, general liability and medical/dental benefits. Accounting standards require that a related loss contingency be recognized in our consolidated balance sheet.

      We determined that the total future liability related to claims that have already incurred but not billed is $2,950,000.

      We believe that the accounting estimate related to assessment of future liability for current insurance claims is a critical accounting estimate because it is highly susceptible to change from period to period due to the requirement that our management make assumptions about future costs of claims based on historical costs.

Goodwill and Other Intangible Assets Valuation

      We amortize intangible assets with definite useful lives on a straight-line basis over the period of their useful lives. We review goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, or more frequently if impairment indicators arise. We performed our annual test for impairment in September 2002. We performed a valuation analysis of the Company with the assistance of a third party valuation specialist. As a result of this review, it was determined that 100% of our goodwill ($191,477,000) and a portion of our intangibles ($3,425,000) were impaired. As of September 30, 2002, no goodwill balance remains on the consolidated balance sheet and the net book value of other intangible assets is $2,607,000.

      We believe that the accounting estimate related to goodwill and other intangible assets is a critical accounting estimate because it is highly susceptible to change from period to period due to the requirement that several assumptions are inherent within the discounted cash flow analysis, such as anticipated revenue and expense growth rates discount rates, among others.

Deferred Cash Discounts, Volume Rebates and Coop Advertising

      We receive cash discounts for timely payment of merchandise invoices and recognize these amounts based on the sale of the inventory. The amount of the deferral for discounts received but not yet recognized is $4,553,000 as of September 30, 2002 and is classified as a reduction in gross inventory in the consolidated balance sheet.

      We also receive substantial funds from our vendors for volume rebates and coop advertising. These funds can be earned in two ways; the first is based on levels of inventory purchases and the second is based on performance of specific advertising activities. Amounts earned based on levels of inventory purchases are recognized in the income statement based on when the inventory from each vendor is sold. Amounts earned based on performance of specific advertising activities are recognized in the income statement as these activities are performed. The amount of the deferral for amounts received related to levels of inventory purchases is $4,032,000 as of September 30, 2002. No amounts were deferred as of September 30, 2002 for specific advertising activities as we did not have any unfulfilled obligations in relation to cash received prior to the year-end.

      We believe that the accounting estimate related to deferred cash discounts, volume rebates and coop advertising is a critical accounting estimate because it is highly susceptible to change from period to period due to changes in inventory levels, the vendor mix of the inventory on hand, and the timing of performance of specific advertising activities in relation to when the cash for these activities is received.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the fiscal year ending September 30, 2003 and we do not believe that the impact of the adoption of SFAS No. 143 will be significant.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. The provisions of SFAS No. 144 are effective for the fiscal year ending September 30, 2003. The impact of the adoption of SFAS No. 144 is not expected to be significant.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections,” which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary, SFAS No. 145 is effective for the fiscal year ending September 30, 2003. Upon adoption, gains and losses on certain debt extinguishment, if any, will be recorded in income (loss) before income taxes.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to be significant.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

      At September 30, 2002, we had $49,900,000 of variable rate borrowings outstanding under our revolving credit facility which approximates fair value. A 10% adverse change in interest rates for this variable rate debt would have an approximate $169,000 annual impact on our earnings and cash flows.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Tweeter Home Entertainment Group, Inc. and Subsidiaries

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

     Tweeter Home Entertainment Group, Inc.
Canton, Massachusetts

      We have audited the accompanying consolidated balance sheets of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Exhibit Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on October 1, 2001.

Boston, Massachusetts

November 26, 2002

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$3,277,969	$2,282,635
Accounts receivable, net of allowance for doubtful accounts of $850,000 and $1,075,000 at September 30, 2001 and 2002, respectively	31,251,444	23,116,040
Inventory	129,172,638	143,234,060
Deferred tax assets	4,054,489	3,943,838
Prepaid expenses and other current assets	11,490,313	17,084,739

Total current assets	179,246,853	189,661,312
Property and equipment, net	109,141,981	134,310,705
Investment in joint venture	3,397,722	—
Long-term investments	1,194,425	1,103,280
Deferred tax assets	—	7,273,068
Intangible assets, net	7,604,832	2,606,667
Other assets, net	536,675	923,169
Goodwill, net	186,546,849	—

Total	$487,669,337	$335,878,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$305,594	$288,745
Amount due to bank	8,464,682	4,520,513
Accounts payable	50,650,219	51,550,051
Accrued expenses	34,816,712	27,449,859
Customer deposits	13,998,996	16,259,734
Deferred warranty	532,681	301,583

Total current liabilities	108,768,884	100,370,485

Long-Term Debt	35,936,306	50,073,501

Other Long-Term Liabilities:
Rent related accruals	9,326,705	10,338,737
Deferred warranty	1,048,562	484,673
Deferred tax liabilities	197,353	—

Total other long-term liabilities	10,572,620	10,823,410

Total liabilities	155,277,810	161,267,396

Commitments and Contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 24,722,974 shares issued at September 30, 2001 and 25,378,308 shares at September 30, 2002	247,230	253,783
Additional paid-in capital	285,132,941	292,464,945
Accumulated other comprehensive income	65,918	49,280
Retained earnings (deficit)	48,823,695	(116,305,296)

Total	334,269,784	176,462,712
Less treasury stock: 1,856,146 shares at September 30, 2001 and 1,818,503 shares at September 30, 2002, at cost	(1,878,257)	(1,851,907)

Total stockholders’ equity	332,391,527	174,610,805

Total	$487,669,337	$335,878,201

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,

	2000	2001	2002

Total revenue	$399,925,811	$540,122,610	$796,072,059
Cost of sales	(253,671,931)	(347,941,836)	(509,258,027)

Gross profit	146,253,880	192,180,774	286,814,032
Selling expenses	99,645,590	135,766,354	213,662,860
Corporate, general and administrative expenses	19,341,702	26,249,613	41,436,539
Amortization of intangibles	1,521,892	2,379,946	1,572,794
Impairment charge	—	—	194,902,181

Income (loss) from operations	25,744,696	27,784,861	(164,760,342)
Income (loss) from joint venture	518,425	843,270	(25,836)
Loss on investment	—	1,161,969	—
Interest income (expense), net	1,146,761	691,811	(2,255,558)

Income (loss) before income taxes	27,409,882	28,157,973	(167,041,736)
Income tax expense (benefit)	10,963,953	11,263,189	(1,912,745)

NET INCOME (LOSS)	$16,445,929	$16,894,784	$(165,128,991)

Basic earnings (loss) per share	$0.97	$0.87	$(7.07)

Diluted earnings (loss) per share	$0.89	$0.84	$(7.07)

Weighted average shares outstanding:
Basic	17,006,079	19,332,749	23,341,892

Diluted	18,550,782	20,118,993	23,341,892

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Other	Treasury Stock			Total
			Paid-in	Earnings	Comprehensive			Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	Shares	Amount	Income	Equity

Balance, September 30, 1999	17,129,622	$171,296	$73,202,238	$15,482,982	$301,520	1,905,586	$(1,912,865)		$87,245,171
Issuance of common stock, net	2,208,962	22,090	66,520,593						66,542,683
Issuance of shares under stock option plan including tax benefit	913,150	9,131	4,510,398						4,519,529
Conversion of warrants			42,494			(16,796)	11,758		54,252
Issuance of treasury stock under employee stock purchase plan			262,336			(8,879)	6,214		268,550
Comprehensive Income:
Net income				16,445,929				$16,445,929	16,445,929
Net unrealized loss on investments, net of tax of $83,544					(125,312)			(125,312)	(125,312)

Comprehensive income								$16,320,617

Balance, September 30, 2000	20,251,734	$202,517	$144,538,059	$31,928,911	$176,208	1,879,911	$(1,894,893)		$174,950,802
Issuance of common stock, net	4,172,400	41,724	119,191,122						119,232,846
Issuance of shares under stock option plan including tax benefit	298,840	2,989	3,453,945						3,456,934
Estimate fair value of stock options exchanged in Sound Advice merger			17,624,874						17,624,874
Issuance of treasury stock under employee stock purchase plan			324,941			(23,765)	16,636		341,577
Comprehensive Income:
Net income				16,894,784				$16,894,784	16,894,784
Unrealized holding gain arising during the period					3,425,776
Less: Reclassification adjustment of a $528,331 gain included in goodwill and a loss of $396,767 in net income					(3,536,066)

Net unrealized loss on investments, net of tax of $73,471					(110,290)			(110,290)	(110,290)

Comprehensive income								$16,784,494

Balance, September 30, 2001	24,722,974	$247,230	$285,132,941	$48,823,695	$65,918	1,856,146	$(1,878,257)		$332,391,527
Issuance of common stock, net	42,886	429	998,729						999,158
Issuance of shares under stock option plan including tax benefit	612,448	6,124	5,749,108						5,755,232
Issuance of treasury stock under employee stock purchase plan	—	—	372,340			(37,643)	26,350		398,690
Other	—	—	211,827						211,827
Comprehensive Income:
Net income				(165,128,991)				$(165,128,991)	(165,128,991)
Net unrealized loss on investments, net of tax of $32,853					(16,638)			(16,638)	(16,638)

Comprehensive income								$(165,145,629)

Balance, September 30, 2002	25,378,308	$253,783	$292,464,945	$(116,305,296)	$49,280	1,818,503	$(1,851,907)		$174,610,805

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,445,929	$16,894,784	$(165,128,991)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,356,657	11,375,721	18,062,884
(Income) loss from joint venture	(518,425)	(843,270)	25,836
(Gain) loss on disposal of equipment	(26,200)	—	209,132
Provision for uncollectible accounts	69,799	119,256	803,448
Tax benefit from options exercised	1,440,906	2,307,791	3,020,336
Deferred income tax (benefit) provision	(412,017)	5,735,913	(7,359,770)
Loss on investment	—	1,161,969	—
Impairment charge	—	—	194,902,181
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	(4,962,271)	(10,025,370)	5,936,637
(Increase) decrease in inventory	(17,939,584)	2,436,264	(12,145,787)
Increase in prepaid expenses and other assets	(1,945,390)	(13,248,825)	(6,043,993)
Increase (decrease) in accounts payable and accrued expenses	1,831,734	14,669,867	(5,884,398)
Increase in customer deposits	1,034,630	1,011,113	1,752,770
Increase in rent related accruals	291,988	3,640,472	367,395
Decrease in deferred warranty	(644,396)	(679,464)	(794,987)
Decrease in other liabilities	(279,500)	—	—

Net cash provided by operating activities	1,743,860	34,556,221	27,722,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,959,684)	(47,572,530)	(54,599,895)
Proceeds from sale-leaseback transaction, net of fees	—	—	13,827,121
Proceeds from sale of property and equipment	26,200	—	25,150
(Purchase) sale of investments	(15,599)	(2,829,222)	88,791
Cash paid for acquisitions, net of cash acquired	(2,499,398)	(24,767,020)	(4,812,735)
Dividends from (investment in) joint venture	(2,745,033)	600,000	3,231,951

Net cash used in investing activities	(26,193,514)	(74,568,772)	(42,239,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in amount due to bank	2,842,814	(3,752,803)	(3,944,169)
Net (payments) proceeds of debt	(8,471,355)	36,944,944	14,120,346
Payment of debt assumed in acquisitions	—	(25,684,896)	—
Issuance of common stock, net of issuance cost	59,969,830	—	—
Proceeds from options exercised	3,078,623	1,149,143	2,734,896
Proceeds from employee stock purchase plan	268,550	341,577	398,690
Proceeds from other equity transactions	54,252	—	211,827

Net cash provided by financing activities	57,742,714	8,997,965	13,521,590

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,293,060	(31,014,586)	(995,334)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	999,495	34,292,555	3,277,969

CASH AND CASH EQUIVALENTS, END OF YEAR	$34,292,555	$3,277,969	$2,282,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$394,728	$233,213	$2,395,892

Income taxes	$11,939,002	$10,835,667	$10,151,471

Noncash investing activities:
Issuance of common stock and assumption of options for acquisitions	$6,577,000	$136,860,000	$1,000,000

New capital leases	$107,000	$741,000	$—

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2000, 2001 and 2002

1. Business of the Company

      The Company sells audio, video, entertainment and electronics products through a chain of 167 retail stores in the New England, Mid-Atlantic, Southeast, Texas, Southern California, greater Chicago, Florida and Phoenix markets. The Company operates under the names “Tweeter,” “HiFi Buys,” “Sound Advice,” “Bang & Olufsen,” “Electronic Interiors,” “Showcase Home Entertainment” and “Hillcrest High Fidelity.” The Company operates in a single business segment of retailing audio and video consumer electronics products.

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

      Inventory — Inventory, which consists primarily of goods purchased for resale, are stated at the lower of average cost or market.

      Long-Term Investments — Long-term investments consist of investments in marketable equity securities and an investment in a privately held company. Marketable equity securities are stated at fair value. Losses on trading securities are included in the consolidated statements of income under the caption “Loss on Investment.” Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income, which is reflected in stockholders’ equity. The investment in a privately held company is accounted for using the cost method.

      Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets. Amortization of improvements to leased properties is based upon the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Furniture and fixtures are depreciated over three and seven years. Automobiles and trucks are depreciated over three years. Leasehold interests are amortized over the remaining lives of the leases. Buildings owned by the Company are depreciated over a period of fifteen years. Fully depreciated property and equipment are written off in the period they become fully depreciated.

      Intangible Assets — Intangible assets consist of non-compete agreements and tradenames, which are amortized on a straight-line basis over five years.

      Goodwill — Prior to fiscal 2002, goodwill generated from acquisitions initiated before June 30, 2001, was amortized on a straight-line basis over twenty to twenty-five years. We evaluated the realization of goodwill based on the projected operating income of the Company on an undiscounted cash flow basis. In fiscal 2002, amortization of goodwill generated from acquisitions initiated before June 30, 2001 ceased, and no amortization was charged on goodwill generated from acquisitions initiated subsequent to June 30, 2001 (Sound Advice and Hillcrest). Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise.

      Other Assets — Other assets include deferred financing costs that are being amortized over the term of the financing, using the straight-line method, which approximates the effective interest rate method.

      Fair Market Value of Financial Instruments — The fair value of the Company’s assets and liabilities, which constitute financial instruments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments,” approximates their recorded value.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-Lived Assets — When conditions indicate a need to evaluate recoverability, the Company evaluates the recoverability of its long-lived assets (except goodwill and indefinite lived intangible assets) by comparison of the estimated future cash flows expected to be generated by these assets to their carrying value.

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

      Revenue Recognition — Revenue from merchandise sales is recognized upon shipment or delivery of goods. Service revenue is recognized when the repair service is completed. Revenue from installation labor is recognized as the labor is provided. The Company records a sales returns reserve to reflect estimated sales returns after the period.

      Automatic Price Protection — Under this program, if a customer purchases a consumer electronics product from one of the Company’s stores and a competitor within 25 miles of the store advertises a lower price within thirty days, the Company automatically sends a check to the customer for the difference. The Company records the cost of its Automatic Price Protection policy to cost of sales and carries a reserve based on management’s estimate of future liability under the program.

      Warranty Revenue — The Company sells extended warranties for a third-party provider. The Company receives a commission from the third-party provider which is recorded as revenue at the time of sale.

      Prior to their acquisition by Tweeter, Bryn Mawr Radio and Television Inc., HiFi Buys Incorporated, and Douglas T.V. & Appliance, Inc. and Douglas Audio Video Centers, Inc. sold extended warranty contracts beyond the normal manufacturers’ warranty period. The term of the coverage (including the manufacturers’ warranty period) is between twelve and sixty months. All revenue from the sale of the extended warranty contracts sold prior to the acquisition by Tweeter was deferred and the revenue is being amortized on a straight-line basis over the contract period. All costs related to the contracts are charged to expense as incurred.

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

      Stock-Based Compensation — The Company follows the precepts set forth in Accounting Principles Board Opinion No. 25 for computing compensatory aspects of stock-based compensation. In compliance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has disclosed the required pro forma effect on net income in Note 10.

      Deferred Rent and Rental Expense — Minimum rent expense is recorded using the straight-line method over the related lease term. The difference between current payments required and rent expense is reflected as deferred rent.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising — Net costs for advertising, including electronic media, newspaper, buyer’s guides and direct mailings, which are expensed as incurred, amounted to $5,148,000, $5,029,000 and $8,172,000 for the years ended September 30, 2000, 2001 and 2002, respectively.

      Comprehensive Income — For the years ended September 30, 2000, 2001 and 2002, the Company’s comprehensive income was comprised of net income and net unrealized gains or losses on investments.

      Earnings Per Share — Basic earnings per share is calculated based on the weighted-average number of common shares outstanding, adjusted for the nominal issuance of certain warrants. Diluted earnings per share is based on the weighted-average number of common shares outstanding, adjusted for the nominal issuance of certain warrants and dilutive potential common shares (common stock options and warrants).

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Fiscal Years Ended September 30,

	2000	2001	2002

Basic Earnings Per Share (“EPS”):
Numerator:
Net income (loss) available to common stockholders	$16,445,929	$16,894,784	$(165,128,991)

Denominator:
Weighted-average shares outstanding	17,006,079	19,332,749	23,341,892

Basic EPS	$0.97	$0.87	$(7.07)

Diluted Earnings Per Share:
Numerator	$16,445,929	$16,894,784	$(165,128,991)

Denominator:
Weighted-average common shares outstanding	17,006,079	19,332,749	23,341,892
Potential common stock equivalents outstanding	1,544,703	786,244	—

Total	18,550,782	20,118,993	23,341,892

Diluted EPS	$0.89	$0.84	$(7.07)

      The number of potentially dilutive shares excluded from the earnings per share calculation for fiscal 2002 because they are anti-dilutive was 810,065.

      Segment Information — The Company operates in one business segment. The table below sets forth the approximate percentages of revenues for each of the Company’s primary product categories for its fiscal years ended September 30, 2000, 2001 and 2002. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in the Company’s product mix, acquisitions of stores with different

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product mixes, and the timing of marketing events. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Retail Revenues

	Fiscal Years Ended
	September 30,

Product Category	2000	2001	2002

Audio Equipment(1)	31%	28%	25%
Video Equipment(2)	45%	50%	51%
Mobile Equipment and Other(3)	24%	22%	24%

(1)	Includes speakers, cassette decks, receivers, turntables, compact disc players, mini-disc players, amplifiers, preamplifiers, home theater in a box, and portable audio equipment.

(2)	Includes televisions, projection televisions, video recording devices, camcorders, DVD players, satellite dishes and video accessories.

(3)	Includes car decks, amplifiers and speakers, car security products, navigation equipment, wireless phones, audio and car accessories, installation and service labor, and extended performance guaranties.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the fiscal year ending September 30, 2003 and the Company does not believe that the impact of the adoption of SFAS No. 143 will be significant.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. The provisions of SFAS No. 144 are effective for the fiscal year ending September 30, 2003. The impact of the adoption of SFAS No. 144 is not expected to be significant.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections,” which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary, SFAS No. 145 for the fiscal year ending September 30, 2003. Upon adoption, gains and losses on certain debt extinguishment, if any, will be recorded in income (loss) before income taxes.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to be significant.

      Reclassifications — Certain financial statement amounts for 2000 and 2001 have been reclassified to conform to the classifications used in the September 30, 2002 consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Property and Equipment

      Major classifications of property and equipment are summarized below:

	September 30,

	2001	2002

Leasehold improvements	$59,947,385	$83,388,420
Furniture and equipment	39,377,000	49,008,129
Buildings	19,791,674	19,982,866
Land	9,879,623	6,356,498
Automobiles and trucks	2,800,579	2,879,253
Capitalized leases	734,644	352,810
Construction in progress	4,605,974	6,340,127
Leasehold interests	165,000	171,986

	137,301,879	168,480,089
Less accumulated depreciation and amortization	28,159,898	34,169,384

	$109,141,981	$134,310,705

      In September 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back five of its owned retail properties and related equipment. These leases are treated as operating leases. The total cost of all assets sold was $14,548,609 and proceeds, net of related fees, were $13,827,121. Accumulated depreciation on assets sold as part of the sale-leaseback transaction was $1,366,125. The net gain on the sale-leaseback transaction of $644,637 is being amortized over fifteen years and is included within rent related accruals in the consolidated balance sheet. Due to the timing of the transaction, no portion of this gain was recognized in the income statement for the year ended September 30, 2002.

      Depreciation and amortization of property and equipment for the fiscal years ended September 30, 2000, 2001 and 2002 aggregated $5,754,052, $8,995,868 and $16,248,258, respectively. During fiscal 2002, fully depreciated assets with an original cost of $8,872,647 were written off.

4. Accrued Expenses

      Accrued expenses consist of the following:

	September 30,

	2001	2002

Fringe benefits	$3,550,172	$4,989,673
Compensation	4,208,060	4,066,806
Sales taxes payable	3,430,970	3,569,640
Insurance reserves	1,050,000	2,950,000
Advertising	4,562,640	2,687,508
Deferred cooperative advertising	3,360,102	2,570,673
Rent related accruals	1,422,470	1,262,579
Credit card service charges	851,165	1,038,735
Service contracts	1,223,840	642,119
Acquisition related expenses	4,135,279	527,939
Other	7,022,014	3,144,187

	$34,816,712	$27,449,859

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Debt

      Long-term debt consists of the following:

	September 30,

	2001	2002

Revolving term bank loan	$35,500,000	$49,900,000
Capital leases	734,644	352,810
Other	7,256	109,436

Subtotal	36,241,900	50,362,246
Less current portion	305,594	288,745

	$35,936,306	$50,073,501

      On June 29, 2001, the Company signed a three-year senior credit facility (the “Credit Facility”) which provided the Company the ability to borrow up to $75 million. On May 31, 2002 the Credit Facility was amended to increase the availability to $100 million. Additionally, the Credit Facility was amended on September 27, 2002 to allow the restrictive covenants to be calculated without the impact of the impairment charge for goodwill and other intangible assets. Borrowings under the Credit Facility are collateralized by the Company’s inventory and certain other assets and bear interest at the lender’s base rate (4.75% at September 30, 2002), or Eurodollar pricing plus 1.5% if the Company commits to borrow amounts for a period of at least 30 days. The Company’s weighted-average interest rate on outstanding borrowings during 2002 was approximately 3.1%. The Credit Facility contains restrictive covenants and conditions, including requirements to maintain certain minimum financial ratios and a designated net worth level as well as limits on capital expenditures. The Company was in compliance with all restrictive covenants at September 30, 2002. The Credit Facility also restricts the Company from paying cash dividends. The Credit Facility has a maturity date of July 31, 2004.

      During the year the company paid off certain capital leases prior to their scheduled maturity dates. Total cash payments against capital lease liabilities in fiscal 2002 were $381,834. The total capital lease liability as of September 30, 2002 and 2001 was $352,810 and $734,644, respectively.

6. Employee Savings Plan

      In October 1985, the Company established an employee savings plan covering all employees. Under the terms of the plan, which was adopted under Section 401(k) of the Internal Revenue Code, the Company can match employee contributions. Such matching contributions cannot exceed the employer’s established annual percentage of compensation, which was a maximum of 6% for the years ended September 30, 2000, 2001 and 2002. The Company’s contribution expense was $525,000, $650,000 and $750,000 for the years ended September 30, 2000, 2001 and 2002, respectively.

7. Commitments and Contingencies

      The Company leases the majority of its stores, installation centers, warehouses and administrative facilities under operating leases. The lives of these leases range from five to twenty years with varying renewal options. The leases provide for base rentals, real estate taxes, common area maintenance charges and, in some instances, for the payment of percentage rents based on sales volume. Rent expense for the years ended September 30, 2000, 2001 and 2002 was $14,701,565, $20,514,859 and $31,977,705, respectively. Percentage rent expense was $123,114, $318,817, and $474,944 for the years ended September 30, 2000, 2001 and 2002, respectively.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental commitments under non-cancelable operating leases as of September 30, 2002 are as follows:

2003	$30,238,606
2004	29,556,542
2005	27,440,304
2006	25,871,170
2007	24,493,263
Thereafter	126,874,027

Total	$264,473,912

      The Company has entered into employment agreements with certain key employees. These agreements provide for continued employment with termination of the agreement at the option of either party. Under certain circumstances, the key employees could receive an amount up to three times their annual base salary.

      Beginning in April 1999, the Company entered into four agreements to become the “name in title” sponsor for various performing arts centers in some key markets throughout the country. Under these agreements, the Company will be required to pay $8,375,000 in the next three fiscal years, $2,825,000 in fiscal 2006, and $10,217,000 thereafter.

      The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

8. Income Taxes

      The provision for income taxes consisted of the following:

	Fiscal Years Ended September 30,

	2000	2001	2002

Current:
Federal	$9,485,084	$4,437,899	$4,413,332
State	1,890,886	1,089,377	1,033,693

	11,375,970	5,527,276	5,447,025
Deferred	(412,017)	5,735,913	(7,359,770)

	$10,963,953	$11,263,189	$(1,912,745)

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of significant temporary differences comprising the Company’s current and long-term net deferred tax assets are as follows:

	September 30,

	2001	2002

Accruals and reserves	$3,827,887	$3,815,545
Deferred revenue	226,602	128,293

Net deferred tax assets — current	4,054,489	3,943,838

Deferred rent	2,491,211	2,267,781
Depreciation	1,287,418	(4,399,763)
Deferred revenue	304,712	176,418
Unrealized gain on marketable equity securities	(43,945)	(32,853)
Goodwill and intangible assets	(4,236,749)	9,261,485

Net deferred tax (liabilities) assets — long-term	(197,353)	7,273,068

Total net deferred tax assets	$3,857,136	$11,216,906

      The Company has determined that it is more likely than not that it will fully realize the deferred tax assets. Consequently, no valuation allowance was established as of September 30, 2001 and 2002.

      A reconciliation between the statutory and effective income tax rates is as follows:

	Fiscal Years Ended
	September 30,

	2000	2001	2002

Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.4	4.3	0.1
Non-deductible impairment charge	—	—	(33.9)
Other	0.6	0.7	(0.1)

Effective income tax rate	40.0%	40.0%	1.1%

9. Acquisitions, Intangibles and Goodwill

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

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fiscal Year 2001 Acquisitions

      During fiscal year 2001, the Company acquired the following three entities for a total cost, including acquisition costs, of $15,760,000, which included the issuance of 125,905 shares of common stock valued at $3,397,000:

•	Douglas T.V. & Appliance Inc. and Douglas Audio Video Centers, Inc. a four-store consumer electronics retailer in the Chicago, IL area.

•	The Video Scene, Inc. (d/b/a Big Screen City), a four-store consumer electronics retailer based in the San Diego, CA area.

•	SMK Marketing, Inc. (d/b/a Audio Video Systems), a three-store consumer electronics retailer in the Charlotte, NC area.

      Goodwill recognized in these three transactions amounted to $15,819,000, of which $9,601,000 is expected to be tax-deductible.

      On August 1, 2001, the Company also acquired 100 percent of the outstanding common stock of Sound Advice, Inc. (“Sound Advice”) and subsequently transferred such stock to its wholly-owned subsidiary, New England Audio Co., Inc. The results of Sound Advice’s operations have been included in the consolidated financial statements since that date. Sound Advice is a full service specialty retailer of consumer electronics products sold in 29 Florida-based stores and three Arizona-based stores. This acquisition was consummated for a number of reasons, including the compatibility of Sound Advice with Tweeter’s existing acquisition strategy, the protection of growing markets in Florida and Arizona, the strength of Sound Advice’s management team, expected efficiencies of a combined infrastructure and the timing of the acquisition (i.e. prior to the fiscal 2002 holiday selling season). All of these reasons contributed to the excess of consideration over the fair value of assets acquired and liabilities assumed.

      The aggregate purchase price was $149,974,000, including common stock valued at $115,838,000. The value of the 4,046,495 common shares issued was determined on the average market price of Tweeter’s common stock for a few days prior to and including August 1, 2001, the date on which the number of shares issued was fixed.

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$40,186,000
Property and equipment	16,620,000
Intangible assets	7,505,000
Other assets	144,000
Goodwill	135,944,000

Total assets acquired	200,399,000
Current liabilities	(19,123,000)
Assumed debt	(23,899,000)
Other liabilities	(7,403,000)

Total liabilities assumed	(50,425,000)

Net assets acquired	$149,974,000

      The $7,505,000 of acquired intangible assets are for non-compete agreements and trade names, both of which have weighted-average useful lives of five years. At the end of fiscal 2002, all acquired intangible assets

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were reviewed for impairment and an impairment charge of $3,425,000 was recognized. Of the total impairment charge, $3,147,000 related to the Sound Advice acquisition.

      The $135,944,000 of goodwill was all assigned to the Company’s one operating segment and reporting unit and was part of the impairment charge taken in fiscal 2002. None of the goodwill is expected to be deductible for income tax purposes.

     Fiscal Year 2002 Acquisition

      During fiscal year 2002, the Company acquired Hillcrest High Fidelity, Inc. for a total purchase consideration, including acquisition costs, of $5,690,000, which included the issuance of 42,886 shares of common stock valued at $1,000,000.

      Goodwill recognized in this transaction amounted to $4,538,000, of which no tax deduction is expected.

      The revenue and expenses of Hillcrest since the date of acquisition are not significant to the consolidated statement of income of the Company. As a result, no pro forma information showing what the consolidated income statement would have been had the transaction occurred at the beginning of fiscal 2002 is presented.

      Total cash paid for acquisitions in fiscal 2002 of $4,813,000 represents the total cash consideration of the Hillcrest transaction, net of cash acquired and amounts not paid as of September 30, 2002, as well as cash paid for acquisitions made in the prior fiscal year which had been accrued as of September 30, 2001.

     Acquired Intangible Assets

	As of September 30, 2001		As of September 30, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets Non-compete agreements and Tradenames	$7,855,000	$250,168	$3,400,000	$793,333

      For the fiscal years ended September 30, 2001 and 2002, the amortization expense was $250,168 and $1,572,794, respectively. During fiscal 2002 the Company, as part of the impairment charge, wrote down the value of certain of its intangible assets by $3,425,372. The accumulated amortization of intangible assets which were impaired was $1,029,629. For each of the fiscal years 2003 through 2005, the amortization expense is estimated to be $680,000 and for the fiscal year 2006 the amortization is estimated to be $567,000.

     Goodwill

      On October 1, 2001, the Company adopted “SFAS” No. 142, “Goodwill and Other Intangible Assets,” which required that goodwill be reviewed for impairment periodically. Upon adopting “SFAS” No. 142, the carrying value of goodwill was evaluated in accordance with the standard and determined not to be impaired. Subsequently, as part of the annual impairment test required under “SFAS” No. 142, a sustained reduction in the Company’s market capitalization indicated that the carrying value of goodwill may be impaired. Based on this, the Company hired an independent third party to prepare a valuation analysis and the results of the valuation indicated that the goodwill recorded was fully impaired. For the fiscal year ended September 30, 2002, an impairment charge of $191,477,000 was taken to write off all recorded goodwill.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the non-amortization provisions of SFAS No. 142 been effective for all periods presented, the Company’s net income and earnings per share would have been as follows for fiscal years 2000 and 2001:

	Fiscal Years Ended September 30,

	2000	2001

Net Income
Reported net income	$16,445,929	$16,894,784
Add back goodwill amortization, net of tax	913,135	1,277,867

Adjusted net income	$17,359,064	$18,172,651

Basic Earnings Per Share:
Reported net income	$0.97	$0.87
Add back goodwill amortization, net of tax	0.05	0.07

Adjusted net income	$1.02	$0.94

Diluted Earnings Per Share:
Reported net income	$0.89	$0.84
Add back goodwill amortization, net of tax	0.05	0.06

Adjusted net income	$0.94	$0.90

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

      Common Stock Incentive Plans — In November of 1995, the Company implemented a stock option plan, under which incentive and nonqualified stock options may be granted to management, key employees and outside directors to purchase shares of the Company’s common stock. The exercise price for incentive stock options for employees and nonqualified options for outside directors range from $0.31 to $32.13 per share. Options are generally exercisable over a period from one to ten years from the date of the grant and are dependent on the vesting schedule associated with the grant. Options for 386,645 and 350,460 shares were exercisable under the 1995 Stock Option Plan at September 30, 2001 and 2002, respectively.

      On June 1, 1998, the Company terminated the 1995 Stock Option Plan and adopted the 1998 Stock Option and Incentive Plan (the “1998 Plan”) to provide incentives to attract and retain executive officers, directors, key employees and consultants. On July 30, 2001, at a special meeting of the Tweeter stockholders, an amendment to the 1998 Stock Option and Incentive Plan was approved to increase the number of shares available for issuance by 1,200,000. The aggregate number of shares of common stock issuable under the 1998 Plan is 3,981,084 shares as of September 30, 2002. In addition, the number of shares of common stock issuable under the 1998 Plan will increase, on each anniversary date of the adoption of the 1998 Plan, by a number of shares not to exceed 300,000 shares.

      As options granted under the 1998 Plan are exercised, the number of shares represented by such previously outstanding options will again become available for issuance under the 1998 Plan up to a maximum of 100,000 shares of common stock annually. There were 1,391,271 and 1,587,107 shares exercisable under the

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 Stock Option Plan at September 30, 2001 and 2002, respectively. There were 1,549,194 shares available for future grants at September 30, 2002.

      The 1998 Plan is administered by the Compensation Committee of the Board of Directors and will allow the Company to issue one or more of the following: stock options (incentive stock options and non-qualified options), restricted stock awards, stock appreciation rights, common stock in lieu of certain cash compensation, dividend equivalent rights, performance shares and performance units (collectively, “Plan Awards”). The 1998 Plan will expire five years following its adoption. Awards made thereunder and outstanding at the expiration of the 1998 Plan will survive in accordance with their terms. Other than stock options, no Plan Awards were granted during 2001 and 2002.

      In any plan year no more than 25% of the shares reserved for issuance under the 1998 Plan may be used for Plan Awards consisting of restricted stock. All grants of restricted stock under the 1998 Plan will be subject to vesting over seven years, subject, however, at the Administrator’s discretion, to acceleration of vesting upon the achievement of specified performance goals.

      The 1998 Plan also provides for the grant or issuance of Plan Awards to directors of the Company who are not employees of the Company. These options are 100% vested at the time of grant. On September 6, 2002 the Board of Directors authorized the grant of options (“September 2002 Options”) under the 1998 Plan, exercisable for a total of 40,000 shares of common stock, to certain officers, directors and employees of the Company.

      The following summarizes transactions under the stock option plans:

			Weighted-
			Average
	Number of	Per Share Option	Exercise
	Shares	Price	Price

9/30/1999	2,457,002	$0.31 to $18.69	$6.84
Granted	421,050	$23.13 to $32.13	$24.82
Exercised	913,150	$0.31 to $16.06	$3.37
Canceled	37,842	$3.62 to $16.06	$12.45

9/30/2000	1,927,060	$0.31 to $32.13	$12.29
Granted	1,495,300	$1.69 to $29.13	$9.80
Exercised	298,840	$0.31 to $23.88	$3.83
Canceled	32,665	$3.62 to $32.13	$21.32

9/30/2001	3,090,855	$0.31 to $32.13	$11.81
Granted	1,126,000	$5.90 to $19.22	$6.76
Exercised	612,582	$0.31 to $23.88	$4.46
Canceled	7,880	$12.97 to $32.13	$21.80

9/30/2002	3,596,393	$0.31 to $32.13	$11.56

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about all stock options outstanding at September 30, 2002:

		Weighted-	Number of
	Shares	Average	Options
	Outstanding at	Remaining	Exercisable at
	September 30,	Contractual	September 30,
Range of Exercise Prices	2002	Life (Years)	2002

$0.31 to $3.48	203,516	2.9	203,516
$3.49 to $6.66	993,744	5	291,644
$6.67 to $9.84	624,023	4.1	391,023
$9.85 to $13.02	671,700	4.9	221,390
$13.03 to $16.21	528,735	2.9	521,135
$16.22 to $19.39	48,450	5.1	4,565
$19.40 to $22.57	13,250	4	3,450
$22.58 to $25.75	383,975	3.7	227,805
$25.76 to $28.93	83,500	4.1	40,400
$28.94 to $32.13	45,500	2.7	32,639

	3,596,393	4.2	1,937,567

      The weighted-average exercise price of all options outstanding as of September 30, 2001 and 2002 is $11.81 and $11.56, respectively.

      For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in 2000, 2001 and 2002 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	2000	2001	2002

Risk free interest rate	6.29%	3.90%	3.24%
Expected life of option grants (years)	3.3	3.3	5.0
Expected volatility of underlying stock	83.9%	113.3%	105.9%

      Had compensation cost for stock option grants during the years ended September 30, 2000, 2001 and 2002 been determined under the provisions of SFAS No. 123, the Company’s net income (loss) would have been approximately $14,310,000, $13,343,000 and ($170,427,000), respectively. Pro forma diluted earnings (loss) per share would have been $0.77, $0.66 and ($7.30) for the years ended September 30, 2000, 2001 and 2002, respectively.

      The weighted-average grant date fair value of all grants issued for the years ended September 30, 2000, 2001 and 2002 was $14.73, $17.36, and $5.08, respectively.

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

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Related-Party Transactions

      On November 9, 2001, Cyberian Outpost.com was sold to FCOP Acquisition, Inc., a wholly-owned subsidiary of Fry’s Electronics, a private company operating in the state of California, for $.25. Tweeter owned 285,423 shares of CyberianOutpost.com prior to this sale. The Company’s joint venture with Outpost.com ceased operations on December 31, 2001. On February 9, 2002, the joint venture and all related agreements with Outpost.com were terminated.

      In connection with the Tweeter.Outpost.com joint venture formed with Outpost.com, the Company was responsible for paying its vendors for the inventory purchased by the joint venture and billing the joint venture. For the years ended September 30, 2001 and 2002, the Company billed the joint venture $10,759,000 and $720,000, respectively, for inventory purchases. At September 30, 2002 no money was owed to the Company by the joint venture. The Company had made equity investments in the common stock of Cyberian Outpost, Inc. totaling $1,233,000. During fiscal 2001, the Company wrote down the value of these investments, taking a charge of $1,162,000. In fiscal 2002, the investment was sold and the Company received $71,000 in cash.

12. Investments

      The Company’s investments are comprised of the following:

	September 30,

	2001	2002

Investment in joint venture	$3,397,722	$—

Trading marketable equity securities	$71,356	$—
Available-for-sale equity securities	128,069	82,133
Cost investment	995,000	1,021,147

	$1,194,425	$1,103,280

      On October 4, 1999, the Company formed a joint venture with Outpost.com (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999, with a primary URL of Tweeter.Outpost.com. Each party capitalized the joint venture with a $2,500,000 investment and each party maintained a 50% interest. On November 9, 2001, Cyberian Outpost.com was sold to FCOP Acquisition, Inc., a wholly-owned subsidiary of Fry’s Electronics, a private company operating in the state of California, for $.25. Tweeter owned 285,423 shares of CyberianOutpost.com prior to this sale. The joint venture ceased operations on December 31, 2001. On February 9, 2002, the joint venture and all related agreements with Outpost.com were terminated. During each period, the Company recorded its 50% of the net income (loss) on the statement of income in the line “income (loss) from joint venture.” For the years ended September 30, 2001 and 2002, the amounts were income of $843,000 and a loss of $26,000, respectively. The Company was also responsible for paying its vendors for the inventory purchased by the joint venture and billing the joint venture. At September 30, 2002, no amounts were due from the joint venture. The Company also made an equity investment of $1.2 million dollars in the common stock of Outpost.com and as of September 30, 2001, the investment was written down to $71,000 to reflect the sale of Outpost.com to FCOP Acquisition, Inc. At September 30, 2001, this investment was classified as held for trading and during fiscal 2002 it was sold for $71,000. For the fiscal years ended September 30, 2001 and 2002, the joint venture had revenues of $15,013,000 and $1,432,000, respectively, and had net income in 2001 of $1,687,000 and a net loss of $52,000 in 2002. At September 30, 2001, the joint venture had assets of $6,737,000 and liabilities of $213,000. At the time the joint venture was terminated, the Company wrote off $139,935 of start up costs which it had been amortizing over 5 years.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 30, 2001 and 2002, the unrealized gain on securities of $110,000 and $82,000, respectively was included in accumulated other comprehensive income reflected in stockholders’ equity. During fiscal year 2001, the Company recorded a $1.1 million loss on its investment in Outpost.com and reclassified that investment to “trading”. This reclassification resulted in an adjustment to other comprehensive income of approximately $0.6 million. Also, on August 1, 2001, the Company eliminated its investment in Sound Advice, Inc. in connection with the acquisition described in Note 9, resulting in a reclassification adjustment of approximately $4.2 million in other comprehensive income.

      On February 15, 2001, the Company invested cash of approximately $1,021,000 in a private entity which is being accounted for using the cost method.

13. Quarterly Results of Operations (Unaudited)

      The following is a tabulation of the quarterly results of operations for the fiscal years ended September 30, 2001 and 2002:

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2000	2001	2001	2001

	(In thousands, except per share data)
Fiscal Year 2001
Total revenue	$161,968	$117,833	$110,038	$150,284
Gross profit	58,114	42,787	38,862	52,418
Net income	9,798	3,784	2,466	847
Basic earnings per share	0.53	0.20	0.13	0.04
Diluted earnings per share	0.51	0.20	0.13	0.04

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2001	2002	2002	2002

	(In thousands, except per share data)
Fiscal Year 2002
Total revenue	$251,913	$185,823	$175,327	$183,009
Gross profit	91,902	66,362	63,458	65,092
Net income	13,503	2,592	103	(181,327)
Basic earnings per share	0.59	0.11	—	(7.71)
Diluted earnings per share	0.56	0.11	—	(7.71)

*               *               *               *               *

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item is included in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, to be filed with the Commission on or about December 17, 2002 (the “2003 Proxy Statement”), under “Election of Directors” and is incorporated herein by reference.

Item 11.     Executive Compensation

      The information required by this Item is included in the 2003 Proxy Statement under “Executive Compensation” and is incorporated herein by reference (excluding, however, the “Compensation Committee Report Regarding Executive Compensation” and the Performance Graph contained in the 2003 Proxy Statement, which shall not be deemed incorporated herein).

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item, other than the table included below, is included in the 2003 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

			Number of
			securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column(a))

Plan category
Equity compensation plans approved by security holders:
1998 Stock Option and Incentive Plan	1,587,107	13.91	1,549,194 (1)
1995 Stock Option Plan	350,460	2.52	—
Employee Stock Purchase Plan	76,125	14.49	923,875
Equity compensation plans not approved by security holders	—	—	—
Total	2,013,692	11.95	2,473,069

(1)	The number of shares of common stock issuable under the plan increases each year by a number of shares not to exceed 300,000 shares. Also, as options granted under the plan are exercised, the number of shares represented by such previously outstanding options will become re-available for issuance under the plan up to a maximum of 100,000 shares of common stock annually.

Item 13.     Certain Relationships and Related Transactions

      None

Item 14.     Controls and Procedures

      Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (September 30, 2002), or the Evaluation Date, within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Tweeter would be made known to them by others within the company. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements. The financial statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed herewith, are as follows:

      (a)(2) Financial Statement Schedules.

      Schedule II attached

      (a)(3) Exhibits.

      See the Exhibit Index included immediately preceding the Exhibits to this Form 10-K.

      (b) Reports on Form 8-K.

      None

SCHEDULE II

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	Net of	End of
Description	of Period	Expenses	Accounts	Write-Offs	Period

Years ended
September 30, 2002	$850	$803	$—	$578	$1,075
September 30, 2001	800	119	3	72	850
September 30, 2000	650	70	80	—	800

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By:	/s/ JEFFREY STONE

Jeffrey Stone
President and Chief Executive Officer

Date: December 17, 2002

By:	/s/ JOSEPH MCGUIRE

Joseph McGuire
Senior Vice President and Chief Financial Officer

Date: December 17, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ SAMUEL BLOOMBERG Samuel Bloomberg	Chairman of the Board	December 17, 2002

By:	/s/ JEFFREY STONE Jeffrey Stone	Director, President and Chief Executive Officer	December 17, 2002

By:	/s/ MICHAEL CRONIN Michael Cronin	Director	December 17, 2002

By:	/s/ JEFFREY BLOOMBERG Jeffrey Bloomberg	Director	December 17, 2002

By:	/s/ MATTHEW BRONFMAN Matthew Bronfman	Director	December 17, 2002

By:	/s/ STEVEN FISCHMAN Steven Fischman	Director	December 17, 2002

By:	/s/ PETER BESHOURI Peter Beshouri	Director	December 17, 2002

CERTIFICATIONS

I, Jeffrey Stone, certify that:

1. I have reviewed this annual report on Form 10-K of Tweeter Home Entertainment Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeffrey Stone
President, Chief Executive Officer and Director

Date: December 17, 2002

I, Joseph McGuire, certify that:

1. I have reviewed this annual report on Form 10-K of Tweeter Home Entertainment Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph McGuire
Chief Financial Officer & Senior Vice President

Date: December 17, 2002

EXHIBIT INDEX

(a)     Exhibit:

Exhibit No.			Description

3.1	(3)	—	Amended and Restated Certificate of Incorporation of the Company.
3.2	(5)	—	Amendment to Amended and Restated Certificate of Incorporation of the Company.
3.3	(5)	—	Amended and Restated By-Laws of the Company, as amended.
4.1	(1)	—	Specimen Certificate representing the Company’s common stock.
4.2	(1)	—	Shareholder’s Rights Agreement.
10.1	(1)	—	1995 Stock Option Plan.
10.2	(7)	—	1998 Stock Option and Incentive Plan, as amended.
10.3	(1)	—	Employment Agreement between the Company and Samuel Bloomberg.
10.4	(1)	—	Employment Agreement between the Company and Jeffrey Stone.
10.5	(1)	—	Employment Agreement between the Company and Joseph McGuire.
10.6	(7)	—	Employment Agreement between the Company and Peter Beshouri.
10.7	(7)	—	Employment Agreement between the Company and Michael Blumberg.
10.8	(1)	—	Progressive Retailers Organization, Inc. Policy and Procedures Manual.
10.9	(2)	—	Employee Stock Purchase Plan.
10.10	(4)	—	Tweeter Home Entertainment Group Deferred Compensation Plan.
10.11	(4)	—	Tweeter Home Entertainment Group Deferred Compensation Plan Adoption Agreement.
10.12	(5)	—	Credit Agreement dated as of June 29, 2002 among the registrant, Fleet National Bank and the other parties thereto.
10.13	(6)	—	Third Amendment to Credit Agreement, dated as of May 31, 2002, among the registrant, Fleet National Bank and the other parties thereto.
10.14	(7)	—	Fourth Amendment to Credit Agreement dated as of September 27, 2002 among the registrant, Fleet National Bank and the other parties thereto.
21	(7)	—	Subsidiaries of the Company.
23	(7)	—	Consent of Deloitte & Touche LLP.
99.1	(7)	—	Certification pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	(7)	—	Certification pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-51015) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-70543) or amendments thereto and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Filed herewith.