Form 10-Q
period 2002-12-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2003-02-14
CIK 1060390

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS Common Stock, $.01 par value	OUTSTANDING AT FEBRUARY 11, 2003 23,594,355

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2002	2002

		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,282,635	$1,502,610
Accounts receivable, net of allowance for doubtful accounts of $1,075,000 at September 30, 2002 and $1,080,000 at December 31, 2002	23,116,040	25,324,770
Inventory	143,234,060	162,152,357
Deferred tax assets	3,943,838	4,015,248
Prepaid expenses and other current assets	17,084,739	15,257,726

Total current assets	189,661,312	208,252,711
Property and equipment, net	134,310,705	139,329,345
Long-term investments	1,103,280	1,104,188
Deferred tax assets	7,273,068	7,535,693
Intangible assets, net	2,606,667	2,436,667
Other assets, net	923,169	1,685,532

Total	$335,878,201	$360,344,136

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$288,745	$225,622
Amount due to bank	4,520,513	6,159,120
Accounts payable	51,550,051	75,830,071
Accrued expenses	27,449,859	34,461,779
Customer deposits	16,259,734	17,519,415
Deferred warranty	301,583	301,583

Total current liabilities	100,370,485	134,497,590

Long-Term Debt	50,073,501	35,158,552

Other Long-Term Liabilities:
Rent related accruals	10,338,737	10,374,469
Deferred warranty	484,673	341,569

Total other long-term liabilities	10,823,410	10,716,038

Total liabilities	161,267,396	180,372,180

Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,378,308 shares issued at September 30, 2002 and 25,393,306 at December 31, 2002	253,783	253,933
Additional paid in capital	292,464,945	292,607,358
Accumulated other comprehensive income	49,280	49,825
Accumulated deficit	(116,305,296)	(111,100,939)

Total	176,462,712	181,810,177
Less treasury stock: 1,818,503 shares at September 30, 2002 and 1,798,951 shares at December 31, 2002, at cost	(1,851,907)	(1,838,221)

Total stockholders’ equity	174,610,805	179,971,956

Total	$335,878,201	$360,344,136

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,

	2001	2002

Total revenue	$251,912,948	$249,649,877
Cost of sales	(160,010,575)	(162,634,064)

Gross Profit	91,902,373	87,015,813
Selling expenses	58,484,462	66,457,094
Corporate, general and administrative expenses	10,010,406	11,328,114
Amortization of intangibles	375,250	170,000

Income from operations	23,032,255	9,060,605
Income from joint venture	71,952	—
Interest expense, net	(598,792)	(386,676)

Income before income taxes	22,505,415	8,673,929
Income taxes	9,002,166	3,469,572

NET INCOME	$13,503,249	$5,204,357

Basic earnings per share	$0.59	$0.22

Diluted earnings per share	$0.56	$0.22

Weighted average shares outstanding:
Basic	23,020,589	23,565,397

Diluted	24,214,744	24,026,667

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,503,249	5,204,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,620,052	5,034,142
Income from joint venture	(71,952)
Loss on disposal of equipment	—	122,943
Provision for uncollectible accounts	—	32,115
Deferred income tax provision	91,056	(334,035)
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,879,706)	(2,240,845)
Increase in inventory	(13,884,627)	(18,918,297)
(Increase) decrease in prepaid expenses and other assets	(520,645)	1,012,150
Increase in accounts payable and accrued expenses	14,707,061	31,291,577
Increase in customer deposits	4,049,185	1,259,681
Increase (decrease) in deferred rent	(9,221)	35,732
Decrease in deferred warranty	(153,399)	(143,104)

Net cash provided by operating activities	8,451,053	22,356,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,592,214)	(9,953,225)
Sale of investments	88,687	—
Distibutions from joint venture	300,000	—

Net cash used in investing activities	(16,203,527)	(9,953,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to bank	6,727,724	1,638,607
Net proceeds (payments) of revolving Credit Facility	8,290,962	(14,978,072)
Proceeds from options excercised	791,057	58,877
Proceeds from employee stock purchase plan	81,197	97,372

Net cash provided (used) by financing activities	15,890,940	(13,183,216)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,138,466	(780,025)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,277,969	2,282,635

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,416,435	1,502,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$575,914	397,332

Taxes	$141,169	561,000

Noncash investing activites:
Issuance of common stock and assumption of options for acquisitions	$—	$—

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2. Accounting Policies

     The unaudited consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. Tweeter typically records its highest revenue and earnings in its first fiscal quarter.

3. Earnings per Share

     The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Certain options are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period. The number of options excluded in each period is reflected in the table.

	Three Months Ended
	December 31,

	2001	2002

Basic Earnings Per Share:
Numerator:
Net income	$13,503,249	$5,204,357
Denominator:
Weighted average common shares outstanding	23,020,589	23,565,397

Basic earnings per share	$0.59	$0.22

Diluted Earnings Per share:
Numerator:	$13,503,249	$5,204,357
Denominator:
Weighted average common shares outstanding	23,020,589	23,565,397
Potential common stock equivalent outstanding	1,194,155	461,270

Total	24,214,744	24,026,667

Diluted earnings per share	$0.56	$0.22

Anti-dilutive options not included in Earnings per share calculation	253,766	768,533

Price Range	$21.000 to $32.125	$8.500 to $32.125

4. Comprehensive Income

     Comprehensive income for the three months ended December 31, 2001 and December 31, 2002 was as follows:

	Three Months Ended
	December 31,

	2001	2002

Net income	$13,503,249	$5,204,357
Change in fair value of long – term investments (net of tax)	6,190	545

Comprehensive income	$13,509,439	$5,204,902

5. Intangible Assets

     The financial information for acquired intangible assets is as follows:

	As of September 30, 2002		As of December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intagible assets Non compete agreements and tradenames	3,400,000	793,333	3,400,000	963,333

     For the three months ended December 31, 2002, the aggregate amortization expense was $170,000. For each of the fiscal years 2003 through 2005, the amortization expense is estimated to be approximately $680,000 and for fiscal year 2006, the amortization expense is estimated to be approximately $567,000.

6. Amended Senior Credit Facility

     On January 29, 2003, Tweeter signed an amendment to its existing $100 million senior credit facility that, among other revisions, waived one of the financial covenants to match Tweeter’s current forecasts for the balance of the year. The interest rate on the amended credit facility increased 25 basis points effective with the amendment. The credit facility has a maturity date of July 31, 2004 and is secured by inventory, and certain other assets. The unpaid balances under this agreement bear interest at the lender’s base rate plus .25%, or Eurodollar Pricing plus 1.75% if the Company commits the balances for a period of thirty days or more. The principal balance outstanding at December 31, 2002 was $35,000,000.

7. Reclassifications

     Certain 2001 reclassifications have been made to conform to the 2002 presentation.

8. Subsequent Events

     On January 29, 2003, Tweeter received a commitment letter from Fleet National Bank and Fleet Retail Finance Inc., subject to certain terms and conditions, for a new three-year senior secured revolving credit facility in the amount of $110,000,000. Availability going forward will be based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The anticipated interest rate structure on the new facility contemplates a rate that ranges from 2.00% to 2.50% margin over the LIBOR rate or 0% to .25% over the base rate. Additionally, the commitment fee for the unused portion of the line increased from .25% to .375%. The final agreement is subject to due diligence procedures and is anticipated to be finalized before the end of the quarter ending June 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Tweeter is a specialty retailer of mid- to high-end audio and video consumer electronics products. Tweeter currently operates 174 stores under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Hillcrest names in the New England, Texas, Southern California, Mid-Atlantic, Chicago, Southeast, Florida and Phoenix markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

     Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue decreased $2.3 million, or .9%, to $249.6 million for the three months ended December 31, 2002 from $251.9 million for the three months ended December 31, 2001. Comparable store sales decreased $24.2 million and were down 10.4%. This excludes the two Hillcrest stores acquired in March 2002. These stores had a comparable stores sales decrease of 12.6% for the quarter ended December 31, 2002. The comparable store sales decrease was offset by $20.2 million in sales generated from new stores that have not been opened for a twelve-month period and are therefore not yet includable in the comparable store sales base. Additionally there was a $2.7 million increase in sales generated from stores that were relocated and have not been in operation at the new location for a twelve-month period. Sales of High Definition and High Definition ready projection sets accounted for 98.3% of projection television sales for the quarter ended December 31, 2002. Sales of digital tubes increased by 19.0% from the same period last year. Sales of flat panel Plasma and LCD TV’s were up 237% for the December 31, 2002 quarter compared to the same quarter last year. The category represented 11.6% of total revenue for the quarter ended December 31, 2002. The sales of satellite ready car head-units continued to be an important new technology, as sales were up 64.2% from the same quarter last year. Satellite ready head-units represented 47.3% of the head-unit category. Total digital sales penetration exceeded 58% of total revenue.

     Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discounts, and vendor volume rebates. Cost of sales increased $2.6 million, or 1.6%, to $162.6 million for the three months ended December 31, 2002 from $160.0 million for the three months ended December 31, 2001. Gross profit decreased $4.9 million, or 5.3%, to $87.0 million for the three months ended December 31, 2002 from $91.9 million for the three months ended December 31, 2001. The gross margin percentage decreased 160 basis points to 34.9% for the three months ended December 31, 2002 from 36.5% for the three months ended December 31, 2001. While pure product margins were up slightly during the quarter ended December 31, 2002, we received less in vendor rebates and allowances than planned. This is a result of our under performing on the sales plan with a number of vendors, which resulted in our missing several sales incentive goals.

     Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees. Selling expenses increased $8.0 million, or 13.6%, to $66.5 million for the three months ended December 31, 2002 from $58.5 million for the three months ended December 31, 2001. As a percentage of revenue, selling expenses increased to 26.6% for the three months ended December 31, 2002 from 23.2% for the three months ended December 31, 2001. This was driven by declines in comparable store sales and increases in fixed costs as a percentage of sales. Occupancy, depreciation and advertising expenses together as a percentage of revenue increased 260 basis points for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. Compensation costs and credit card fees together increased 60 basis points for the three months ended December 31, 2002 compared to the same period in 2001.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 13.2% to $11.3 million for the three months ended December 31, 2002 from $10.0 million for the three months ended December 31, 2001. As a percentage of total revenue, corporate general and administrative expenses increased to 4.5% for the three months ended December 31, 2002 from 4.0% for the three months ended December 31, 2001. Approximately 35 basis points of this increase was due to increases in compensation costs and professional fees.

     Amortization of Intangibles. Amortization of intangibles decreased to $170,000 for the three months ended December 31, 2002 from $375,000 for the three months ended December 31, 2001. This was due to the write off of intangible assets of $3,425,000 recorded in the period ending September 30, 2002.

     Net Interest Expense. Net interest expense decreased to $387,000 for the three months ended December 31, 2002 from net interest expense of $599,000 for the three months ended December 31, 2001. This decrease is due primarily to the reduced borrowings on our revolving credit agreement during the three months ended December 31, 2002 compared to the balance during the three months ended December 31, 2001.

     Income Taxes. The effective tax rate for the fiscal quarters ended December 31, 2002 and December 31, 2001 was 40.0%.

     Seasonality. Tweeter’s operations, in common with other retailers, are subject to seasonal influences. Historically, Tweeter has realized more of its revenue and net earnings in its first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since certain selling expenses and administrative expenses are relatively fixed during the year. Therefore, interim results should not be relied upon as indicative of results for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $22.4 million for the three months ended December 31, 2002 compared to $8.5 million for the three months ended December 31, 2001. Cash provided by operations for the three months ended December 31, 2002 was primarily the result of net income of $5.2 million, an increase in accounts payable and accrued expenses of $31.3 million and an increase in customer deposits of $1.3 million. Cash used in operations included, primarily, an increase in inventory of $18.9 million and an increase in accounts receivable of $2.2 million. The adjustments to reconcile net income to net cash provided by operating activities consisted primarily of $5.0 million for depreciation and amortization, as well as other minor items.

     At December 31, 2002, working capital was $73.8 million, compared to $89.3 million at September 30, 2002. The ratio of current assets to current liabilities was 1.55 to 1 at December 31, 2002 and 1.89 to 1 at September 30, 2002.

     Cash used in investing activities for the three months ended December 31, 2002 consisted of capital expenditures of $10.0 million, primarily used for the building of new stores and the relocation of existing stores.

     Net cash used by financing activities during the three months ended December 31, 2002 was $13.2 million, which was predominantly due to repayment of long-term debt of $15.0 million and an increase in amount due to bank of $1.6 million.

     Tweeter has a three-year senior credit facility, which provides the Company the ability to borrow up to $100 million. The Company had $65,000,000 available on its revolving credit facility at December 31, 2002, and there was $35,000,000 outstanding at December 31, 2002. The unpaid balances under this agreement bear interest at the lender’s base rate, or Eurodollar pricing plus 1.75% if the Company commits the balances for a period of thirty days or more.

     On January 29, 2003, Tweeter signed an amendment to its existing $100 million senior credit facility that, among other revisions, waived a breach of one of the financial covenants and adjusted the same financial covenant to match Tweeter’s current forecasts. The interest rate on the amended credit facility increased 25 basis points effective with the amendment. The credit facility has a maturity date of July 31, 2004 and is secured by inventory and certain other assets.

     On January 29, 2003, Tweeter received a commitment letter from Fleet National Bank and Fleet Retail Finance Inc., subject to certain terms and conditions, for a new three-year senior secured revolving credit facility in the amount of $110,000,000 which will replace the $100 million facility described above. Availability going forward will be based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The anticipated interest rate structure on the new facility contemplates a rate that ranges from 2.00% to 2.50% margin over the LIBOR rate or 0% to .25% over the base rate. Additionally, the commitment fee for the unused portion of the line would increase from .25% to .375%. The final agreement is subject to due diligence procedures and is anticipated to be finalized before the end of the quarter ending June 30, 2003.

     Tweeter believes that its existing cash, together with cash generated by operations and available borrowings under its credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. Furthermore, due to the seasonality of its business, Tweeter’s working capital needs are significantly higher in the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in the Company’s Annual Report on Form 10-K filed on December 17, 2002, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

     At December 31, 2002, the Company had $35,000,000 of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $120,000 annual impact on the Company’s earnings and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of December 31, 2002 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company (including its consolidated subsidiary) is made known to them by others within the Company. There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1 Fifth Amendment to Credit Agreement, dated as of January 29, 2003, among the registrant, Fleet National Bank and the other parties thereto.

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

TWEETER HOME ENTERTAINMENT GROUP, INC.

By: /s/ Joseph McGuire Joseph McGuire, Senior Vice President and Chief Financial Officer

Date: February 14, 2003

CERTIFICATIONS

I, Jeffrey S. Stone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tweeter Home Entertainment Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Jeffrey S. Stone President and Chief Executive Officer

I, Joseph G. McGuire, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tweeter Home Entertainment Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ Joseph G. McGuire Senior Vice President and Chief Financial Officer