Form 10-Q
period 2003-03-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2003-05-14
CIK 1060390

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT MAY 12, 2003

Common Stock, $.01 par value	23,893,915

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	March 31,
	2002	2003

		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,282,635	$1,748,400
Accounts receivable, net of allowance for doubtful accounts of $1,075,000 at September 30, 2002 and $1,273,000 at March 31, 2003	23,116,040	23,486,677
Inventory	143,234,060	143,910,846
Deferred tax assets	3,943,838	4,358,294
Prepaid expenses and other current assets	17,084,739	14,668,428

Total current assets	189,661,312	188,172,645
Property and equipment, net	134,310,705	140,714,065
Long-term investments	1,103,280	1,103,362
Deferred tax assets	7,273,068	7,613,897
Intangible assets, net	2,606,667	2,266,667
Other assets, net	923,169	1,726,454

Total	$335,878,201	$341,597,090

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$288,745	$239,679
Amount due to bank	4,520,513	11,265,450
Accounts payable	51,550,051	32,556,901
Accrued expenses	27,449,859	24,592,795
Customer deposits	16,259,734	16,432,535
Deferred warranty	301,583	301,583

Total current liabilities	100,370,485	85,388,943
Long-Term Debt	50,073,501	67,881,544
Other Long-Term Liabilities:
Rent related accruals	10,338,737	10,488,064
Deferred warranty	484,673	209,590

Total other long-term liabilities	10,823,410	10,697,654

Total liabilities	161,267,396	163,968,141
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,378,308 shares issued at September 30, 2002 and 25,396,586 at March 31, 2003	253,783	253,966
Additional paid in capital	292,464,945	292,707,367
Accumulated other comprehensive income	49,280	49,329
Accumulated deficit	(116,305,296)	(113,561,888)

Total	176,462,712	179,448,774
Less treasury stock: 1,818,503 shares at September 30, 2002 and 1,772,671 shares at March 31, 2003, at cost	(1,851,907)	(1,819,825)

Total stockholders’ equity	174,610,805	177,628,949

Total	$335,878,201	$341,597,090

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2003	2002	2003

Total revenue	$185,822,422	$181,970,524	$437,735,369	$431,620,401
Cost of sales	(119,459,995)	(117,296,324)	(279,470,570)	(279,930,389)

Gross Profit	66,362,427	64,674,200	158,264,799	151,690,012
Selling expenses	51,177,133	57,286,706	109,661,596	123,743,800
Corporate, general and administrative expenses	9,895,046	10,481,697	19,905,451	21,809,811
Amortization of intangibles	415,635	170,000	790,885	340,000

Income (loss) from operations	4,874,613	(3,264,203)	27,906,867	5,796,401
Income from joint venture	—	—	71,952	—
Interest expense, net	551,045	834,238	1,149,838	1,220,914

Income (loss) before income taxes	4,323,568	(4,098,441)	26,828,981	4,575,487
Income tax expense (benefit)	1,731,760	(1,637,493)	10,733,926	1,832,079

NET INCOME (LOSS)	$2,591,808	$(2,460,948)	$16,095,055	$2,743,408

Basic earnings (loss) per share	$0.11	$(0.10)	$0.69	$0.12

Diluted earnings (loss) per share	$0.11	$(0.10)	$0.66	$0.12

Weighted average shares outstanding:
Basic	23,364,781	23,596,396	23,190,794	23,580,726

Diluted	24,371,799	23,596,396	24,341,117	23,763,801

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,095,055	$2,743,408
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	8,523,327	10,339,374
Income from joint venture	(71,952)	—
(Gain) loss on disposal of equipment	(6,950)	383,695
Provision for uncollectible accounts	334,071	62,100
Deferred income tax provision	(566,413)	(755,285)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,395,262)	(432,737)
Increase in inventory	(24,126,513)	(676,786)
(Increase) decrease in prepaid expenses and other assets	(1,608,446)	1,508,026
Decrease in accounts payable and accrued expenses	(15,788,859)	(21,850,247)
Increase in customer deposits	1,240,914	172,801
Increase in deferred rent	41,596	149,327
Decrease in deferred warranty	(474,536)	(275,083)

Net cash used by operating activities	(18,803,968)	(8,631,407)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,893,692)	(16,709,517)
Net proceeds from sale of property and equipment	6,950	28,088
Sale of investments	63,519	—
Cash paid for acquisitions	(3,799,969)	—
Distibutions from joint venture	1,033,175	—

Net cash used in investing activities	(31,590,017)	(16,681,429)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to bank	23,357,643	6,744,937
Net proceeds from revolving credit facility	24,674,558	17,758,977
Proceeds from options excercised	1,925,685	70,751
Proceeds from employee stock purchase plan	170,473	203,936

Net cash provided by financing activities	50,128,359	24,778,601

DECREASE IN CASH AND CASH EQUIVALENTS	(265,626)	(534,235)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,277,969	2,282,635

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,012,343	$1,748,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,144,549	$715,595

Taxes	$6,602,777	$561,000

Noncash investing activities:
Issuance of common stock and assumption of options for acquisitions	$1,000,016	$—

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

2. Accounting Policies

     The unaudited consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the six-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. Tweeter typically records its highest revenue and earnings in its first fiscal quarter.

     Stock-based compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company provides disclosures based on the fair value as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

     For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in the three and six months ended March 31, 2002 and March 31, 2003 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2003	2002	2003

Risk free interest rate	4.18%	2.84%	4.12%	2.71%
Expected life of options grants	5.4	5.4	5.4	5.4
Expected volatility of underlying stock	96.53%	94.62%	94.40%	90.17%

     Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, pro forma net income (loss) and pro forma diluted earnings (loss) per share would have been:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2003	2002	2003

Net net income (loss) as reported	$2,591,808	$(2,460,948)	$16,095,055	$2,743,408
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,268,585)	(1,238,738)	(2,527,461)	(2,476,547)

Pro forma net income (loss)	$1,323,223	$(3,699,686)	$13,567,594	$266,861

Earnings (loss) per share
Basic — as reported	$0.11	$(0.10)	$0.69	$0.12

Basic — pro forma	$0.06	$(0.16)	$0.59	$0.01

Diluted — as reported	$0.11	$(0.10)	$0.66	$0.12

Diluted — pro forma	$0.05	$(0.16)	$0.56	$0.01

3. Earnings per Share

     The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Certain options are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period. The number of options excluded in each period is reflected in the table.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2003	2002	2003

Basic Earnings (Loss) Per Share:
Numerator:
Net income (loss)	$2,591,808	$(2,460,948)	$16,095,055	$2,743,408
Denominator:
Weighted average common shares outstanding	23,364,781	23,596,396	23,190,794	23,580,726

Basic earnings (loss) per share	$0.11	$(0.10)	$0.69	$0.12

Diluted Earnings (Loss) Per Share:
Numerator:	$2,591,808	$(2,460,948)	$16,095,055	$2,743,408
Denominator:
Weighted average shares outstanding	23,364,781	23,596,396	23,190,794	23,580,726
Potential common stock outstanding	1,007,018	—	1,150,323	183,075

Total	24,371,799	23,596,396	24,341,117	23,763,801

Diluted earnings (loss) per share	$0.11	$(0.10)	$0.66	$0.12

Anti dilutive options not included in Earnings per share calculation	136,500	1,856,467	502,600	906,538

Price Range	$25.04 to $32.125	$0.305 to $32.125	$23.125 to $32.125	$6.90 to $32.125

4. Comprehensive Income

     Comprehensive income (loss) for the three and six months ended March 31, 2002 and March 31, 2003 was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2003	2002	2003

Net income (loss)	$2,591,808	$(2,460,948)	$16,095,055	$2,743,408
Change in fair value of long-term investments (net of tax)	(5,387)	(495)	803	49

Comprehensive income (loss)	$2,586,421	$(2,461,443)	$16,095,858	$2,743,457

5. Intangible Assets

     The financial information for acquired intangible assets is as follows:

	As of September 30, 2002		As of March 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets Non compete agreements and tradenames	3,400,000	793,333	3,400,000	1,133,333

     For the six months ended March 31, 2003, the aggregate amortization expense was $340,000. For each of the fiscal years 2003 through 2005, the amortization expense is estimated to be approximately $680,000 and for fiscal year 2006, the amortization expense is estimated to be approximately $567,000.

6. Amended Senior Credit Facility

     On January 29, 2003, Tweeter signed an amendment to its existing $100 million senior credit facility that, among other revisions, waived one of the financial covenants to match Tweeter’s forecasts for the balance of the year. The interest rate on the amended credit facility increased 25 basis points effective with the amendment. The credit facility had a maturity date of July 31, 2004 and was secured by inventory and certain other assets. The unpaid balances under this agreement bore interest at the lender’s base rate plus .25%, or Eurodollar Pricing plus 1.75% if the Company committed the balances for a period of thirty days or more. The principal balance outstanding at March 31, 2003 was $67,810,000. This amended credit facility was replaced on April 16, 2003 by the credit facility discussed below under “Subsequent Events.”

7. Reclassifications

     Certain 2002 reclassifications have been made to conform to the 2003 presentation.

8. New Accounting Pronouncements

     During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor,” which addresses how and when to reflect consideration received from vendors in the consolidated financial statements. The adoption of EITF 02-16 had no effect on the consolidated financial statements of the Company.

9. Subsequent Events

     On April 16, 2003, Tweeter concluded arrangements with Fleet National Bank and Fleet Retail Finance Inc., on behalf of themselves and other co-lenders, for a new three-year senior secured revolving credit facility in the amount of $110 million. The facility replaces a $100 million line of credit which was due to expire in 2004. Availability under the credit facility will be based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the new facility ranges from 2.00% to 2.50% over LIBOR, provided Tweeter commits the balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of Tweeter and its subsidiaries and contains various covenants and restrictions. The borrowers under the credit facility will be subsidiaries of Tweeter, and Tweeter will be a guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Tweeter Home Entertainment Group, Inc. (“Tweeter” or the “Company”) is a specialty retailer of mid- to high-end audio and video consumer electronics products. Tweeter currently operates 177 stores under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Hillcrest names in the New England, Mid-Atlantic, Southeast, Texas, Southern California, Chicago, Florida and Phoenix markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue decreased $3.9 million, or 2.1%, to $182.0 million for the three months ended March 31, 2003 from $185.8 million for the three months ended March 31, 2002. Comparable store sales decreased $20.6 million or 12.0%. This excludes revenues for January and February for the two Hillcrest stores acquired in March 2002. The comparable store sales decrease was offset by $15.0 million in sales generated from new stores that have not been opened for a twelve-month period and are therefore not yet includable in the comparable store sales base. Additionally there was a $1.5 million increase in sales generated from stores that were relocated and have not been in operation at the new location for a twelve-month period. For the quarter ended March 31, 2003, 99.3% of projection television sales were High Definition and High Definition ready projection sets. Sales of flat panel Plasma and LCD TV’s were up 220% for the March 31, 2003 quarter compared to the same quarter last year. The category represented 11.6% of total revenue for the quarter ended March 31, 2003 as compared to 5.2% for the quarter ended March 31, 2002. Satellite ready car head sales increased over 56% in dollars and over 83% in units compared to the same period last year. Total digital sales represented over 56% of total revenue for the quarter ended March 31, 2003 as compared to 52% for the quarter ended March 31, 2002.

     Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discount and vendor allowances. Cost of sales decreased $2.2 million, or 1.8%, to $117.3 million for the three months ended March 31, 2003 from $119.5 million for the three months ended March 31, 2002. Gross profit decreased $1.7 million, or 2.5%, to $64.7 million for the three months ended March 31, 2003 from $66.4 million for the three months ended March 31, 2002. The gross margin percentage decreased 20 basis points to 35.5% for the three months ended March 31, 2003 from 35.7% for the three months ended March 31, 2002. Pure product margins and net home installation revenue increased during the quarter ended March 31, 2003. Due to sales being below plan with a number of vendors, we received less in vendor allowances, which resulted in our missing several sales incentive goals.

     Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees. Selling expenses increased $6.1 million, or 11.9%, to $57.3 million for the three months ended March 31, 2003 from $51.2 million for the three months ended March 31, 2002. As a percentage of revenue, selling expenses increased to 31.5% for the three months ended March 31, 2003 from 27.5% for the three months ended March 31, 2002. This was driven by declines in comparable store sales and increases in fixed costs as a percentage of sales. Occupancy, depreciation and insurance expenses together as a percentage of revenue increased 230 basis points for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Net advertising and compensation costs increased 240 basis points for the three months ended March 31, 2003 compared to the same period in 2002. Offsetting these increases were credit card fees, which decreased 20 basis points for the three months ended March 31, 2003 compared to the same period last year.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses increased 5.9% to $10.5 million for the three months ended March 31, 2003 from $9.9 million for the three months ended March 31, 2002. As a percentage of total revenue, corporate general and administrative expenses increased to 5.8% for the three months ended March 31, 2003 from 5.3% for the three months ended March 31, 2002. The majority of this increase was due to increases in compensation costs.

     Amortization of Intangibles. Amortization of intangibles decreased to $170,000 for the three months ended March 31, 2003 from $416,000 for the three months ended March 31, 2002. This was due to the write off of intangible assets of $3,425,000 recorded in the period ended September 30, 2002.

     Net Interest Expense. Net interest expense increased to $834,000 for the three months ended March 31, 2003 compared to $551,000 for the three months ended March 31, 2002. This increase is due to the additional borrowings on our revolving credit agreement during the three months ended March 31, 2003 compared to the balances borrowed during the three months ended March 31, 2002.

     Income Taxes. The effective tax rate for the three months ended March 31, 2003 and March 31, 2002 was 40.0%.

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

SIX MONTHS ENDED MARCH 31, 2003 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

     Total Revenue. Total revenue decreased $6.1 million, or 1.4%, to $431.6 million for the six months ended March 31, 2003 from $437.7 million for the six months ended March 31, 2002. Comparable store sales decreased by $44.9 million or 11.1%, excluding acquired stores. Sales from new and relocated stores were $39.5 million to offset this decrease. Digital technology products continue to drive sales performance as they represented over 57% of revenues for the six months ended March 31, 2003 compared to 53% for the six months ended March 31, 2002. In addition, net home installation labor continued to increase as a percentage of our revenues to 1.4% for the six months ended March 31, 2003 from .8% for the six months ended March 31, 2002.

     Gross Profit. Cost of sales increased $460,000, or .2%, to $279.9 million for the six months ended March 31, 2003 from $279.5 million for the six months ended March 31, 2002. Gross profit decreased $6.6 million, or 4.2% to $151.7 million for the six months ended March 31, 2003 from $158.3 million for the six months ended March 31, 2002. The gross margin percentage decreased 110 basis points to 35.1% from 36.2% last year. The main component of this decrease was lower vendor allowances due to sales not meeting plan.

     Selling Expenses. Selling expenses increased $14.1 million, or 12.8%, to $123.7 million for the six months ended March 31, 2003 from $109.7 million for the six months ended March 31, 2002. As a percentage of revenue, selling expenses increased 3.6% to 28.7% for the six months ended March 31, 2003 from 25.1% in the prior year period. Declines in comparable store sales and increases in fixed costs as a percentage of sales contributed to this increase. Occupancy costs, depreciation, utilities and insurance increased 200 basis points for the six months ended March 31, 2003 compared to the six months ended March 31, 2002. Net advertising and compensation costs increased 160 basis points for the six months ended March 31, 2003 compared to the same period last year.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the six months ended March 31, 2003 increased 9.6 % to $21.8 million from $19.9 million for the six months ended March 31, 2002. As a percentage of total revenue, corporate general and administrative expenses increased to 5.1% for the six months ended March 31, 2003 from 4.5% for the prior year period. This increase was due to higher compensation costs and professional fees.

     Amortization of Intangibles. Amortization of intangibles decreased to $340,000 for the six months ended March 31, 2003 from $791,000 for the six months ended March 31, 2002. The decrease was due to the write off of intangible assets of $3,425,000 recorded in the period ended September 30, 2002.

     Net Interest Expense. Net interest expense increased slightly to $1.2 million for the six months ended March 31, 2003 from $1.1 million for the six months ended March 31, 2002.

     Income Taxes. The effective tax rate for the six months ended March 31, 2003 and March 31, 2002 was 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $8.6 million for the six months ended March 31, 2003 compared to $18.8 million for the six months ended March 31, 2002. The decrease in cash used by operating activities for the six months ended March 31, 2003 was primarily a result of a decrease in accounts payable and accrued expenses of $21.9 million. This was offset by a decrease in prepaid expenses and other current assets of $1.5 million. The adjustments to reconcile net income to net cash used by operating activities consisted primarily of $10.3 million for depreciation and amortization, as well as other minor items.

     At March 31, 2003, working capital was $102.8 million, compared to $89.3 million at September 30, 2002. The ratio of current assets to current liabilities was 2.20 to 1 at March 31, 2003 and 1.89 to 1 at September 30, 2002.

     Net cash used in investing activities for the six months ended March 31, 2003 predominantly consisted of capital expenditures of $16.7 million, primarily used for the building of new stores and the relocation of existing stores.

     Net cash provided by financing activities during the six months ended March 31, 2003 was $24.8 million, which was primarily due to borrowings of long-term debt of $17.8 million and an increase in amount due to bank of $6.7 million.

     As of March 31, 2003, Tweeter had a three-year senior credit facility, which provided the Company the ability to borrow up to $100 million. The Company had $32.2 million available under this revolving credit facility and $67.8 million outstanding at March 31, 2003.

     On January 29, 2003, Tweeter signed an amendment to this $100 million senior credit facility that, among other revisions, waived a breach of one of the financial covenants and adjusted the same financial covenant to match Tweeter’s forecasts. The interest rate on the amended credit facility increased 25 basis points effective with the amendment. The credit facility had a maturity date of July 31, 2004 and was secured by inventory and certain other assets.

     On April 16, 2003, Tweeter concluded arrangements with Fleet National Bank and Fleet Retail Finance Inc., on behalf of themselves and other co-lenders, for a new three-year senior secured revolving credit facility in the amount of $110 million. The facility replaces a $100 million line of credit which was due to expire in 2004. Availability under the credit facility will be based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the new facility ranges from 2.00% to 2.50% over LIBOR, provided Tweeter commits the balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of Tweeter and its subsidiaries and contains various covenants and restrictions. The borrowers under the credit facility will be subsidiaries of Tweeter, and Tweeter will be a guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%.

     Tweeter believes that its existing cash, together with cash generated by operations and available borrowings under its credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. Furthermore, due to the seasonality of its business, Tweeter’s working capital needs are significantly higher in the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future.

New Accounting Pronouncements

     During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor,” which addresses how and when to reflect consideration received from vendors in the consolidated financial statements. The adoption of EITF 02-16 had no effect on the consolidated financial statements of the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in the Company’s Annual Report on Form 10-K filed on December 17, 2002, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

     At March 31, 2003, the Company had $67.8 million of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $230,000 annual impact on the Company’s earnings and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of March 31, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company (including its consolidated subsidiaries) is made known to them by others within the Company. There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 21, 2003, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Samuel Bloomberg (with 15,580,944 affirmative votes and 4,431,236 votes withheld) and Michael Cronin (with 19,373,546 affirmative votes and 638,634 votes withheld). The stockholders also approved the designation of Deloitte & Touche LLP to audit the books and records of the Company for the fiscal year ending September 30, 2003 (with 19,172,528 shares voting for, 832,492 against and 7,160 abstaining).

ITEM 5. OTHER INFORMATION

     (a)  Subsequent Event

     On April 16, 2003, Tweeter concluded arrangements with Fleet National Bank and Fleet Retail Finance Inc., on behalf of themselves and other co-lenders, for a new three-year senior secured revolving credit facility in the amount of $110 million. The facility replaces a $100 million line of credit which was due to expire in 2004. Availability under the credit facility will be based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the new facility ranges from 2.00% to 2.50% over LIBOR, provided Tweeter commits the balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of Tweeter and its subsidiaries and contains various covenants and restrictions. The borrowers under the credit facility will be subsidiaries of Tweeter, and Tweeter will be a guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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

Date: May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Jeffrey S. Stone
President and Chief Executive Officer

I, Joseph G. McGuire, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tweeter Home Entertainment Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003
/s/ Joseph G. McGuire
Senior Vice President and Chief Financial Officer