Form 10-Q
period 2003-06-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2003-08-14
CIK 1060390

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[   ]   No [X]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS Common Stock, $.01 par value	OUTSTANDING AT AUGUST 12, 2003 23,914,510

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-3.1 AMENDED CERTIFICATE OF INCORPORATION
EX-3.2 AMENDMENT TO AMENDED CERTIFICATE
EX-3.3 AMENDED BY-LAWS
EX-4.1 SPECIMEN CERTIFICATE
EX-4.2 SHAREHOLDERS RIGHTS AGREEMENT
EX-31.1 RULE 13A-14(A) CERTIFICATION
EX-31.2 RULE 13A-14(A) CERTIFICATION
EX-32.1 SECTION 1350 CERTIFICATION
EX-32.2 SECTION 1350 CERTIFICATION

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2002	2003

		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,282,635	$5,483,279
Accounts receivable, net of allowance for doubtful accounts of $1,075,000 at September 30, 2002 and $840,000 at June 30, 2003	23,116,040	18,553,019
Inventory	143,234,060	132,507,258
Deferred tax assets	3,943,838	3,762,887
Prepaid expenses and other current assets	17,084,739	17,345,339

Total current assets	189,661,312	177,651,782
Property and equipment, net	134,310,705	133,460,602
Long-term investments	1,103,280	1,862,451
Deferred tax assets	7,273,068	8,662,226
Intangible assets, net	2,606,667	2,096,667
Other assets, net	923,169	2,525,982

Total	$335,878,201	$326,259,710

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$288,745	$200,928
Amount due to bank	4,520,513	17,677,100
Accounts payable	51,550,051	28,593,593
Accrued expenses	27,449,859	25,015,286
Customer deposits	16,259,734	18,615,945
Deferred warranty	301,583	301,583

Total current liabilities	100,370,485	90,404,435
Long-Term Debt	50,073,501	50,032,914
Other Long-Term Liabilities:
Rent related accruals	10,338,737	11,050,748
Deferred warranty	484,673	80,549

Total other long-term liabilities	10,823,410	11,131,297

Total liabilities	161,267,396	151,568,646
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,378,308 shares issued at September 30, 2002 and 25,669,614 at June 30, 2003	253,783	256,696
Additional paid in capital	292,464,945	294,419,680
Accumulated other comprehensive income	49,280	54,722
Unearned compensation	—	(542,966)
Accumulated deficit	(116,305,296)	(117,686,040)

Total	176,462,712	176,502,092
Less treasury stock: 1,818,503 shares at September 30, 2002 and 1,760,104 shares at June 30, 2003, at cost	(1,851,907)	(1,811,028)

Total stockholders’ equity	174,610,805	174,691,064

Total	$335,878,201	$326,259,710

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Total revenue	$175,326,678	$170,472,384	$613,062,047	$602,092,785
Cost of sales	(111,869,058)	(107,116,295)	(391,339,628)	(387,046,684)

Gross Profit	63,457,620	63,356,089	221,722,419	215,046,101
Selling expenses	50,427,204	58,636,281	160,088,800	182,380,081
Corporate, general and administrative expenses	11,959,171	10,989,772	31,864,622	32,799,583
Amortization of intangibles	393,198	170,000	1,184,083	510,000

Income (loss) from operations	678,047	(6,439,964)	28,584,914	(643,563)
Income (loss) from joint venture	(826)	—	71,126	—
Interest expense	509,195	434,764	1,667,815	1,664,116
Interest income	(4,367)	(1,140)	(13,149)	(9,578)

Income (loss) before income taxes	172,393	(6,873,588)	27,001,374	(2,298,101)
Income tax expense (benefit)	68,957	(2,749,436)	10,802,883	(917,357)

NET INCOME (LOSS)	$103,436	$(4,124,152)	$16,198,491	$(1,380,744)

Basic earnings (loss) per share	$0.00	$(0.17)	$0.70	$(0.06)

Diluted earnings (loss) per share	$0.00	$(0.17)	$0.67	$(0.06)

Weighted average shares outstanding:
Basic	23,454,117	23,752,013	23,278,568	23,637,822

Diluted	24,138,413	23,752,013	24,268,771	23,637,822

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,198,491	$(1,380,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,957,464	16,205,282
Non cash compensation	—	1,084,534
Income from joint venture	(71,126)	—
(Gain) loss on disposal of equipment	(12,350)	359,550
Provision for uncollectible accounts	818,209	92,100
Deferred income tax provision	(812,583)	(1,208,207)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,943,203	4,470,921
(Increase) decrease in inventory	(4,286,353)	10,726,802
Increase in prepaid expenses and other assets	(384,787)	(2,413,546)
Decrease in accounts payable and accrued expenses	(6,949,347)	(26,144,760)
Increase in customer deposits	1,209,454	2,356,211
Increase in deferred rent	129,203	92,261
Decrease in deferred warranty	(650,278)	(404,124)

Net cash provided by operating activities	20,089,200	3,836,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(41,852,886)	(21,028,101)
Net proceeds from sale of property and equipment	12,350	6,993,255
Sale of investments	63,416	—
Cash paid for acquisitions	(3,912,968)	—
Distributions from joint venture	1,583,469	—

Net cash used in investing activities	(44,106,619)	(14,034,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in amount due to bank	(2,311,682)	13,156,587
Net proceeds (payments) of revolving Credit Facility	23,058,967	(128,404)
Proceeds from options exercised	2,386,610	74,374
Proceeds from employee stock purchase plan	271,321	296,653

Net cash provided by financing activities	23,405,216	13,399,210

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(612,203)	3,200,644
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,277,969	2,282,635

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,665,766	$5,483,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,779,960	$1,624,914

Taxes	$9,832,757	$86,678

Noncash investing activities:
Issuance of common stock and assumption of options for acquisitions	$1,000,016	$—

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

2.  Accounting Policies

     The unaudited consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the nine-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. Tweeter typically records its highest revenue and earnings in its first fiscal quarter.

     Allowance for Bad and Doubtful Accounts – Most of the Company’s accounts receivable are due from the vendors from which the Company buys products. The various types of accounts receivable are for purchase rebate allowances, cooperative advertising allowances, returned merchandise and warranty work performed by the Company’s service departments.

     Purchase rebate allowances and general cooperative advertising allowances are earned based on the purchase of inventory and are recorded in accounts receivable when the inventory is purchased. The carrying value of inventory is initially reduced by the amount of purchase rebates earned, resulting in lower cost of goods sold when the inventory is sold.

     When the Company returns merchandise to the vendor, typically because it is defective, the Company establishes a receivable for the value of the merchandise returned and reduces the inventory balance.

     The Company sells products that come with a manufacturer’s warranty, but the Company has its own service centers that repair products. When the Company repairs products that is still under manufacturer’s warranty, the vendor reimburses the Company for the parts and for the Company’s technician’s labor. Once the product is repaired, the Company establishes a receivable from the vendor and records warranty revenue.

     Vendor Allowances – Tweeter receives cash discounts for timely payment of merchandise invoices and recognizes these amounts in our income statement upon the sale of the related inventory. The Company also receives substantial funds from our vendors for volume rebates, coop advertising and other specifically reimbursable expenses. These funds can be generated primarily in two ways; the first is based on levels of inventory purchases and the second is based on performance of specific advertising or other activities. Amounts earned based on levels of inventory purchases are recognized in the statement of operations based on when the inventory is sold. Amounts earned based on performance of specific advertising or other activities are recognized in the statement of operations as these activities are performed. On January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) 02-16 “Accounting by a Customer for Certain Consideration Received from a Vendor,” which addresses how and when to reflect consideration received from vendors in the consolidated financial statements. See further discussion of EITF 02-16 at Note 10.

     For the three months ended June 30, 2002 and 2003, gross advertising expense was $9.9 million and $8.0 million, respectively. Cooperative advertising received from vendors offsetting the Company’s gross advertising expense for the same periods was $9.2 million and $6.8 million, resulting in net advertising for the same periods of $711,000 and $1.2 million. For the nine months ended June 30, 2002 and 2003, gross advertising expense was $36.5 million and $ 35.1 million, respectively. Cooperative advertising received from vendors offsetting the Company’s gross advertising expense for the same periods was $28.4 million and $21.9 million, resulting in net advertising for the same periods of $8.1 million and $13.2 million. The amount of reimbursements received after

January 1, 2003 upon adoption of EITF 02-16 thru June 30, 2003 that was not treated as a reduction of cost of goods sold and was recorded as an offset to gross advertising expense was $6,816,000.

     Stock-based compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company provides disclosures based on the fair value as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

     For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in the three and nine months ended June 30, 2002 and June 30, 2003 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Risk free interest rate	4.69%	2.82%	4.23%	2.82%
Expected life of options grants	5.4	8.4	5.4	8.3
Expected volatility of underlying stock	78.13%	98.06%	91.10%	98.00%

     Had compensation cost for the Company’s stock option plans been determined using the fair value method, pro forma net income (loss) and pro forma diluted earnings (loss) per share would have been:

	Three Months Ended		Nine Months Ended
	June 31,		June 31,

	2002	2003	2002	2003

Net income (loss) as reported	$103,436	$(4,124,152)	$16,198,491	$(1,380,744)
Total stock-based employee compensation expense recorded, net of related tax effects	—	21,432	—	21,432
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,279,026)	(1,921,949)	(3,806,487)	(4,398,417)

Pro forma net income (loss)	$(1,175,590)	$(6,024,669)	$12,392,004	$(5,757,729)

Earnings (loss) per share
Basic — as reported	$0.00	$(0.17)	$0.70	$(0.06)

Basic — pro forma	$(0.05)	$(0.25)	$0.53	$(0.24)

Diluted — as reported	$0.00	$(0.17)	$0.67	$(0.06)

Diluted — pro forma	$(0.05)	$(0.25)	$0.51	$(0.24)

     During the quarter ended June 30, 2003, the Company issued 270,000 shares of restricted stock and granted 120,000 stock options to a newly hired employee. The restricted stock had a purchase price of $.01 per share and vests through October 1, 2004. The stock options were granted with an exercise price that was less than the fair value of the Company’s common stock on the date of grant. The stock options vest through April 21, 2005. During the quarter ended June 30, 2003, the Company recorded $1,084,534 of compensation expense related to the restricted stock and stock options. As of June 30, 2003, the Company has recorded unearned compensation of $542,966 related to the restricted stock and stock options which will be charged to expense over the period earned.

3.  Earnings per Share

     The weighted average shares used in computing basic and diluted net income (loss) per share are presented in the table below. Certain options are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period. The number of options excluded in each period is reflected in the table.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Basic Earnings (Loss) Per Share:
Numerator:
Net income (loss)	$103,436	$(4,124,152)	$16,198,491	$(1,380,744)
Denominator:
Weighted average common shares outstanding	23,454,117	23,752,013	23,278,568	23,637,822

Basic earnings (loss) per share	$0.00	$(0.17)	$0.70	$(0.06)

Diluted Earnings (Loss) Per Share:
Numerator:	$103,436	$(4,124,152)	$16,198,491	$(1,380,744)
Denominator:
Weighted average shares outstanding	23,454,117	23,752,013	23,278,568	23,637,822
Potential common stock outstanding	684,296	—	990,203	—

Total	24,138,413	23,752,013	24,268,771	23,637,822

Diluted earnings (loss) per share	$0.00	$(0.17)	$0.67	$(0.06)

Anti dilutive options not included in Earnings per share calculation	534,415	1,114,035	534,600	1,111,520

Price range of anti dilutive options	$18.390 to $32.125	$0.305 to $32.125	$21.000 to $32.125	$0.305 to $32.125

4.  Comprehensive Income

     Comprehensive income (loss) for the three and nine months ended June 30, 2002 and June 30, 2003 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net income (loss)	$103,436	$(4,124,152)	$16,198,491	$(1,380,744)
Change in fair value of long-term investments (net of tax)	(4,658)	5,393	(3,855)	5,442

Comprehensive income (loss)	$98,778	$(4,118,759)	$16,194,636	$(1,375,302)

5.  Intangible Assets

     The financial information for acquired intangible assets is as follows:

	As of September 30, 2002		As of June 30, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Non compete agreements and tradenames	$3,400,000	$793,333	$3,400,000	$1,303,333

     For the nine months ended June 30, 2003, the aggregate amortization expense was $510,000. For each of the fiscal years 2003 through 2005, the amortization expense is estimated to be approximately $680,000 and for fiscal year 2006, the amortization expense is estimated to be approximately $567,000.

6.  New Senior Secured Revolving Credit Facility

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

     Under the Company’s credit facility, Tweeter is required to maintain a certain fixed charge coverage ratio as of the end of each month. The term “fixed charge coverage ratio” refers, for any period, to the ratio of (a) consolidated EBITDA to (b) the sum of (i) capital expenditures incurred during the period plus (ii) income taxes paid in cash during the period, plus (iii) consolidated interest expense for the period, plus (iv) current maturities of long term indebtedness during the period, plus (v) dividends or other distributions with respect to any shares of any class of capital stock, or any payments on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such shares of capital stock or any option, warrant or other right to acquire such shares of capital stock, made in cash during the period. The ratios the Company is required to maintain are as follows:

Period	Minimum Ratio
Fiscal Month ending April 2003	0.67: 1.00
Fiscal Month ending May 2003	0.71: 1.00
Fiscal Month ending June 2003	0.68: 1.00
Fiscal Month ending July 2003	0.65: 1.00
Fiscal Month ending August 2003	0.60: 1.00
Fiscal Month ending September 2003	0.60: 1.00
Fiscal Months ending October, November and December 2003	0.80: 1.00
Fiscal Months ending January, February and March 2004	0.90: 1.00
Fiscal Months ending April, May and June 2004	1.00: 1.00
Each Fiscal Month ending thereafter	1.10: 1.00

     The fixed charge coverage ratio is calculated (a) for each fiscal month ending April 2003 through and including August 2003, on a cumulative basis for the period from October 2002 through the end of the month of such calculation, and (b) thereafter, commencing with the fiscal month ending September 2003, on a trailing four-quarters basis.

7.  Investments

     On June 30, 2003, Tweeter made an additional investment of $750,000 in Tivoli Audio, LLC (Tivoli). This increased the Company’s ownership percentage to 25%. Tivoli is a manufacturer of consumer electronic products from which the Company purchases product for resale. Effective on July 1, 2003, the Company will account for its investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of operations.

8.  Related-Party Transactions

     On June 30, 2003, Tweeter made an additional investment in Tivoli Audio, LLC. Tivoli is a manufacturer of consumer electronic products. For the three months ended June 30, 2002 and June 30, 2003, the Company purchased $170,000 and $322,000 of product from Tivoli. For the nine months ended June 30, 2002 and June 30, 2003, the Company purchased $1.7 million and $1.2 million of product from Tivoli.

9.  Reclassifications

     Certain 2002 reclassifications have been made to conform to the 2003 presentation.

10.  New Accounting Pronouncements

     During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor,” (“EITF 02-16”) which addresses how and when to reflect consideration received from vendors in the consolidated financial statements. Under EITF 02-16, certain consideration received from vendors that would have previously been recorded as a reduction to selling expenses, is now recorded as a reduction to cost of good sold. During the three months ended March 31, 2003, EITF 02-16 did not have a material impact on the Company’s financial statements. During the three months ended June 30, 2003, $5,658,000 was recorded as a reduction to cost of goods sold that would have previously been recorded as a reduction of selling expenses.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue decreased $4.9 million, or 2.8%, to $170.5 million for the three months ended June 30, 2003 from $175.3 million for the three months ended June 30, 2002. Comparable store sales decreased $16.7 million or 10.3%. Comparable store sales is a term we use to compare the year-over-year sales performance of our stores. A store is included in the comparable store sales base after it is in operation for 12 full months. An acquired store is included after 12 full months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have competed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. The comparable store sales decrease was offset by $12.8 million in sales generated from new stores that have not been opened for a twelve-month period and are therefore not yet includable in the comparable store sales base. Additionally there was a $1.7 million increase in sales generated from stores that were relocated and have not been in operation at the new location for a twelve-month period as well as a decrease of $1.5 million for stores that closed. For the quarter ended June 30, 2003, flat panel television sales continued to grow, representing 15.7% of sales in the quarter. Average selling price for the flat panel category was 7.3% higher than the projection television category and 262% higher than the tube television category. For the quarter ended June 30, 2003, plasma televisions represented 78% of the flat panel category’s dollars and 43% of the units sold. Home installation labor grew to 3.1% of revenues during the quarter ended June 30, 2003 from 2.5% during the quarter ended June 30, 2002 and labor dollars increased 21% from 2002 to 2003. Total digital sales represented over 54% of total revenue for the quarter ended June 30, 2003 as compared to 50% for the quarter ended June 30, 2002.

     Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discount and vendor allowances. Cost of sales decreased $4.8 million, or 4.2%, to $107.1 million for the three months ended June 30, 2003 from $111.9 million for the three months ended June 30, 2002. Gross profit decreased $102,000, or .2%, to $63.4 million for the three months ended June 30, 2003 from $63.5 million for the three months ended June 30, 2002. The gross margin percentage increased 100 basis points to 37.2% for the three months ended June 30, 2003 from 36.2% for the three months ended June 30, 2002. The quarter ended June 30, 2003 includes $5,658,000 that was recorded as a reduction to cost of goods sold that would have previously been recorded as a reduction of selling expenses prior to the adoption of EITF 02-16. The reclassification moved vendor allowances out of cooperative advertising and into vendor rebates. Without the reclassification, the gross margin percentage for the quarter ended June 30, 2003 would have been 33.8%, a decrease of 240 basis points. It is impractical for the Company to determine what the prior year reclassification would have been; therefore the two periods are not comparative. Overall margins, excluding vendor allowances, distribution and labor cost decreased by 150 basis points and vendor allowances decreased by 140 basis points due to revenues being below plan with a number of vendors. This was offset by distribution costs, which decreased by 80 basis points. This decrease was mainly attributable to lower compensation costs and lower vehicle costs.

     Selling Expenses. Selling expenses include the compensation of store personnel, occupancy costs, store level depreciation, advertising expenses, pre-opening expenses and credit card fees. Selling expenses increased $8.2 million, or 16.3%, to $58.6 million for the three months ended June 30, 2003 from $50.4 million for the three months ended June 30, 2002. As a percentage of revenue, selling expenses increased to 34.4% for the three months ended June 30, 2003 from 28.8% for the three months ended June 30, 2002. The quarter ended June 30, 2003 includes a reclassification of $5.7 million from the adoption of EITF 02-16. The reclassification moved vendor allowances out of cooperative advertising and into vendor rebates. Without the reclassification, selling expenses for the quarter ended June 30, 2003 would have increased 230 basis points. This was driven by declines in comparable store sales and increases in fixed costs as a percentage of sales. Occupancy costs and depreciation expense together as a percentage of revenue increased 190 basis points for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Coop advertising allowances decreased 130 basis points for the three months ended June 30, 2003 compared to the same period in 2002. Offsetting these increases was gross advertising, which decreased 100 basis points for the three months ended June 30, 2003 compared to the same period last year.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of executive officers, finance, merchandising, marketing, information systems, human resources, training, and related support functions. Corporate, general and administrative expenses decreased 8.1% or $1.0 million to $11.0 million for the three months ended June 30, 2003 from $12.0 million for the three months ended June 30, 2002. As a percentage of total revenue, corporate general and administrative expenses decreased to 6.4% for the three months ended June 30, 2003 from 6.8% for the three months ended June 30, 2002. The decrease was due to an 80 basis point reduction in travel, bad debt, occupancy costs and depreciation. Offsetting these decreases were increases in compensation costs, professional fees and bank fees related to the new three-year senior secured revolving credit facility.

     Amortization of Intangibles. Amortization of intangibles decreased to $170,000 for the three months ended June 30, 2003 from $393,000 for the three months ended June 30, 2002. This was due to the write off of intangible assets of $3,425,000 recorded in the period ended September 30, 2002.

     Interest Expense. Interest expense decreased to $435,000 for the three months ended June 30, 2003 compared to $509,000 for the three months ended June 30, 2002. This decrease is due to the reduced borrowings on our revolving credit agreement during the three months ended June 30, 2003 compared to the balances borrowed during the three months ended June 30, 2002. Borrowings were reduced as a result of a reduction in inventory on hand.

     Income Taxes. The effective tax rate for the three months ended June 30, 2003 and June 30, 2002 was 40.0%.

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

NINE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

     Total Revenue. Total revenue decreased $11.0 million, or 1.8%, to $602.1 million for the nine months ended June 30, 2003 from $613.1 million for the nine months ended June 30, 2002. Comparable store sales decreased by $61.0 million or 10.8%, excluding acquired stores. Closed stores contributed $4.7 million to the decrease. Sales from new and relocated stores were $54.0 million to offset this decrease. Digital technology products continue to drive sales performance as they represented over 56% of revenues for the nine months ended June 30, 2003 compared to 51% for the nine months ended June 30, 2002. In addition, revenue from home installation labor, net of labor costs, continued to increase as a percentage of our revenues to 1.5% for the nine months ended June 30, 2003 from .9% for the nine months ended June 30, 2002.

     Gross Profit. Cost of sales decreased $4.3 million, or 1.1%, to $387.0 million for the nine months ended June 30, 2003 from $391.3 million for the nine months ended June 30, 2002. Gross profit decreased $6.7 million, or 3.0% to $215.0 million for the nine months ended June 30, 2003 from $221.7 million for the nine months ended June 30, 2002. The gross margin percentage decreased 50 basis points to 35.7% from 36.2% last year. The nine months ended June 30, 2003 includes a reclassification of $5.7 million from the adoption of EITF 02-16. The reclassification moved vendor allowances out of cooperative advertising and into vendor rebates. Without the reclassification, the gross margin percentage for the nine months ended June 30, 2003 would have been 34.8%, a decrease of 140 basis points from the nine months ended June 30, 2002. It is impractical for the Company to determine what the prior year reclassification would have been; therefore the two periods are not comparative. The largest contributor of this decrease was lower vendor allowances, which was due to the lower revenues. In addition, the product mix continues to shift towards video, which has lower margins than the audio and mobile categories.

     Selling Expenses. Selling expenses increased $22.3 million, or 13.9%, to $182.4 million for the nine months ended June 30, 2003 from $160.1 million for the nine months ended June 30, 2002. As a percentage of revenue, selling expenses increased 4.2% to 30.3% for the nine months ended June 30, 2003 from 26.1% in the prior year period. The nine months ended June 30, 2003 includes $5,658,000 that was recorded as a reduction to cost of goods sold that would have previously been recorded as a reduction of selling expenses prior to the adoption of EITF 02-16. The reclassification moved vendor allowances out of cooperative advertising and into vendor rebates. Without the reclassification, the selling expenses percentage for the nine months ended June 30, 2003 would have been 29.4%, an increase of 330 basis points from the nine months ended June 30, 2002. Driving up the percentage was mostly fixed costs as comparable store sales declined 10.8%. Occupancy costs, depreciation, utilities and insurance increased 210 basis points for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. In addition, cooperative advertising allowances declined 100 basis points for the nine months ended June 30, 2003 compared to the same period last year.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the nine months ended June 30, 2003 increased 2.9% to $32.8 million from $31.9 million for the nine months ended June 30, 2002. As a percentage of total revenue, corporate general and administrative expenses increased to 5.4% for the nine months ended June 30, 2003 from 5.2% for the prior year period. Compensation increased 30 basis points as a percent of revenue due the lower revenues during the nine months ended June 30, 2003. In addition, professional fees increased 10 basis points as a percentage of revenue due to the external sourcing of the internal audit department and the hiring of Retail Masters, a consultant group of experienced retail veterans with expertise in operations, strategy, consumer research, and organizational assessment. This was offset by decreases in travel and bad debts.

     Amortization of Intangibles. Amortization of intangibles decreased to $510,000 for the nine months ended June 30, 2003 from $1.2 million for the nine months ended June 30, 2002. The decrease was due to the write off of intangible assets of $3,425,000 recorded in the period ended September 30, 2002.

     Interest Expense. Interest expense was $1.7 million for the nine months ended June 30, 2003 and for the nine months ended June 30, 2002.

     Income Taxes. The effective tax rate for the nine months ended June 30, 2003 and June 30, 2002 was 40.0%.

BALANCE SHEET COMPARISON: JUNE 30, 2003 AS COMPARED TO SEPTEMBER 30, 2002

     Inventory. Total inventory decreased during the nine months ended June 30, 2003 compared to the year ended September 30, 2002 by $10.7 million. This is due to the effort of increasing inventory turns and reducing long-term debt. In addition, at the end of the fiscal year is when the inventory starts to build for the holiday season, our first quarter of the fiscal year. The average inventory per store decreased by over $109,000 per store during the period.

     Accounts receivable. Total accounts receivable decreased by $4.6 million during the nine months ended June 30, 2003 compared to the year ended September 30, 2002. The decrease was mostly attributable to monies due from vendors for allowances that were lower as a result of the decrease in purchases.

     Amount due bank and accounts payable. The total of amount due bank and accounts payable decreased by $9.8 million during the nine months ended June 30, 2003 compared to the year ended September 30, 2002. The major factor in driving this down was the $10.7 million dollar reduction in inventory.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $3.8 million for the nine months ended June 30, 2003 compared to $20.1 million for the nine months ended June 30, 2002. The increase in cash provided by operating activities for the nine months ended June 30, 2003 was primarily a result of decreases in inventory of $10.7 million and accounts receivable of $4.5 million and an increase on customer deposits of $2.4 million. This was offset by a decrease in accounts payable and accrued expenses of $26.1 million and an increase in prepaid expenses and other current assets of $2.4 million. The adjustments to reconcile net income to net cash provided by operating activities consisted primarily of $16.2 million for depreciation and amortization, as well as other minor items.

     At June 30, 2003, working capital was $87.2 million, compared to $89.3 million at September 30, 2002. The ratio of current assets to current liabilities was 1.97 to 1 at June 30, 2003 and 1.89 to 1 at September 30, 2002.

     Net cash used in investing activities for the nine months ended June 30, 2003 consisted of capital expenditures of $21.0 million, primarily used for the building of new stores and the relocation of existing stores. Offsetting this was $7.0 million in proceeds from a sale-leaseback transaction whereby the Company sold and leased back one of its owned retail property.

     Net cash provided by financing activities during the nine months ended June 30, 2003 was $13.4 million, which was mostly due to an increase in amount due to bank of $13.2 million.

     On April 16, 2003, Tweeter entered into an agreement with Fleet National Bank and Fleet Retail Finance Inc., on behalf of themselves and other co-lenders, for a new three-year senior secured revolving credit facility in the amount of $110 million. The facility replaced a $100 million line of credit which was due to expire in 2004. Availability under the credit facility will be based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the new facility ranges from 2.00% to 2.50% over LIBOR, provided Tweeter commits the balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of Tweeter and its subsidiaries and contains various covenants and restrictions, including: (i) cannot create, incur, assume or permit additional Indebtedness (ii) cannot create, incur, assume or permit any lien on any property or asset (iii) cannot merge or consolidate with any other Person or permit any other Person to merge or consolidate with Tweeter (iv) cannot purchase, hold or acquire any investment in any other Person except those specifically permitted (v) cannot sell, transfer, lease or otherwise dispose of any asset except permitted exceptions (vi) cannot declare or make any Restricted Payments. The borrowers under the credit facility will be subsidiaries of Tweeter, and Tweeter will be a guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%. Our weighted-average interest rate on outstanding borrowings (under this credit facility and our prior credit facility) for the first nine months of fiscal 2003 was approximately 3.0%. The credit facility has a maturity date of April 1, 2006, and there are not any required quarterly or monthly principal prepayments under the facility.

     Under the credit facility, we are required to maintain a certain fixed charge coverage ratio as of the end of each month. The term “fixed charge coverage ratio” refers, for any period, to the ratio of (a) consolidated EBITDA to (b) the sum of (i) capital expenditures incurred during the period plus (ii) income taxes paid in cash during the period, plus (iii) consolidated interest expense for the period, plus (iv) current maturities of long term indebtedness during the period, plus (v) dividends or other distributions with respect to any shares of any class of capital stock, or any payments on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such shares of capital stock or any option, warrant or other right to acquire such shares of capital stock, made in cash during the period. The ratios we are required to maintain are as follows:

Period	Minimum Ratio

Fiscal Month ending April 2003	0.67: 1.00
Fiscal Month ending May 2003	0.71: 1.00
Fiscal Month ending June 2003	0.68: 1.00
Fiscal Month ending July 2003	0.65: 1.00
Fiscal Month ending August 2003	0.60: 1.00
Fiscal Month ending September 2003	0.60: 1.00
Fiscal Months ending October, November and December 2003	0.80: 1.00
Fiscal Months ending January, February and March 2004	0.90: 1.00
Fiscal Months ending April, May and June 2004	1.00: 1.00
Each Fiscal Month ending thereafter	1.10: 1.00

     The fixed charge coverage ratio is calculated (a) for each fiscal month ending March 2003 through and including August 2003, on a cumulative basis for the period from October 2002 through the end of the month of such calculation, and (b) thereafter, commencing with the fiscal month ending September 2003, on a trailing four-quarters basis.

     As of June 30, 2003, the Company had $60.0 million available under this revolving credit facility and $50.0 million outstanding.

     Tweeter believes that its existing cash, together with cash generated by operations and available borrowings under its credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. Furthermore, due to the seasonality of its business, Tweeter’s working capital needs are significantly higher in the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future. Within our credit facility, there is an option during our peak holiday season buying periods to have more availability on our credit line to meet these needs.

     During the quarter ending September 30, 2003, Tweeter plans a major initiative to eliminate its open box and discontinued inventory. This could potentially have a $2 million to $3 million negative impact to gross margin.

New Accounting Pronouncements

     During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor,” (“EITF 02-16”) which addresses how and when to reflect consideration received from vendors in the consolidated financial statements. Under EITF 02-16, certain consideration received from vendors that would have previously been recorded as a reduction to selling expenses, is now recorded as a reduction to cost of good sold. During the three months ended March 31, 2003, EITF 02-16 did not have a material impact on the Company’s financial statements. During the three months ended June 30, 2003, $5,658,000 was recorded as a reduction to cost of goods sold that would have previously been recorded as a reduction of selling expenses.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in the Company’s Annual Report on Form 10-K filed on December 17, 2002 and the Company’s Registration Statement on Form
S-3 filed on July 31, 2003 that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

     At June 30, 2003, the Company had $50.0 million of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $190,000 annual impact on the Company’s earnings and cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that material information relating to Tweeter would be made known to them by others within the company. During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective April 21, 2003, Philo Pappas became Tweeter’s Senior Vice-President and Chief Merchandising Officer. As part of the consideration for Mr. Pappas’s employment, on April 21, 2003 we issued to Mr. Pappas (in a private placement under Section 4(2) of the Securities Act of 1933) 270,000 shares of our common stock for a purchase price of $.01 per share. We have filed a Registration Statement on Form S-3 with respect to the resale by Mr. Pappas from time to time of the 162,000 vested shares of common stock issued to Mr. Pappas.

ITEM 5.  OTHER INFORMATION

     (a)  Subsequent Event

               None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3	Amended and Restated By-Laws of the Company, as amended.

4.1	Specimen Certificate representing the Company’s common stock.

4.2	Shareholder’s Rights Agreement.

10.1	Credit Agreement dated as of April 16, 2003. Filed as an exhibit to the Company’s Current Report on Form 8-K filed April 23, 2003 and incorporated herein by reference.

10.2	Guarantee dated as of April 16, 2003. Filed as an exhibit to the Company’s Current Report on Form 8-K filed April 23, 2003 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

32.2	Section 1350 Certifications.

     (b)  Reports on Form 8-K

          On April 7, 2003, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its sales results for the quarter ended March 31, 2003.

          On April 23, 2003, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce it concluded arrangements with Fleet National Bank (its existing lender) and Fleet Retail Finance Inc., on behalf of themselves and other co-lenders, for a new three-year senior secured revolving credit facility in the amount of $110 million.

          On April 24, 2003, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its Results of Operations and Financial Condition for the quarter ended March 31, 2003. In addition, Tweeter filed a transcript of its quarterly earnings conference call held on April 24, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By: /s/ Joseph McGuire Joseph McGuire, Senior Vice-President and Chief Financial Officer

Date: August 14, 2003