Form 10-K
period 2003-09-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2003-12-12
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

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

Common Stock, $.01 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

      The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sales price for such stock on March 31, 2003 as reported by the Nasdaq Stock Market, was approximately $95,020,470.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at December 11, 2003

Common Stock, $.01 par value	24,057,355

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on January 15, 2004 are incorporated by reference into Part III.

PART I

      In this Annual Report on Form 10-K, the “Company,” “Tweeter,” “we,” “us” and “our” mean Tweeter Home Entertainment Group, Inc. and its subsidiaries.

      This Annual Report on Form 10-K contains forward-looking statements regarding Tweeter’s performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. This Report, and especially the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion of some of the factors and risks that could contribute to those differences.

Item 1.     Business

General

      Tweeter is a national specialty consumer electronics retailer providing audio and video solutions for the home and mobile environment. Tweeter believes it has the expertise to “explain it all, deliver it all, and install it all” so that its customers can “Just Sit Back and EnjoyTM.”

      We operate 174 stores in twenty-one states under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Hillcrest names in New England, the Mid-Atlantic, the Southeast, Texas, California, greater Chicago, Florida and Arizona. Tweeter operates in a single business segment of retailing audio and video consumer electronics products. The Company’s stores feature a selection of quality home and mobile audio and video products including cutting edge HDTV, plasma and LCD televisions, DVD players and recorders, surround sound systems, audio components, digital video satellite systems, satellite radios, personal video recorders and digital camcorders. We differentiate ourselves by focusing on consumers who seek audio and video products with advanced features, functionality and performance. These products tend to be more expensive within their category of products and will often have newer or more advanced technology. An example of this would be the KVH TracVision A5, satellite TV for the car. We do not offer consumer electronics products such as personal computers or home office equipment. The Company has created an inviting retail environment in each store with specially designed home theater rooms, allowing its customers to visualize the technology in a more natural home setting. The stores average 10,000 square feet and are staffed with highly trained sales and installation professionals. The Company’s goal is to ensure that each customer receives the best possible experience through their entire purchase and installation process. We believe this commitment to service, along with Tweeter’s competitive prices and Automatic Price Protection program, will continue to build customer loyalty and Tweeter brand awareness nationwide.

      In 1972, we opened our first store in Boston under the Tweeter name and over the next two decades grew exclusively through new store openings in New England, expanding to eighteen stores by 1995. In 1995, Tweeter adopted an aggressive growth strategy to (i) open new stores in current regional markets and relocate certain stores to more favorable sites and (ii) to selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired companies to our core operating model and leveraging distribution, marketing and corporate infrastructure. We completed the acquisition of Bryn Mawr Radio and Television, Inc. (“Bryn Mawr”) in May 1996, HiFi Buys Incorporated (“HiFi Buys”) in May 1997, Home Entertainment of Texas, Inc. (“Home Entertainment”) in February 1999, DOW Stereo/ Video, Inc. (“Dow”) in July 1999, United Audio Centers, Inc. (“United Audio Centers”) in April 2000, Douglas T.V. & Appliance, Inc. and Douglas Audio Video Centers, Inc. (collectively, “Douglas”) in October 2000, The Video Scene, Inc. (“Big Screen City”) in May 2001, SMK Marketing, Inc. (“Audio Video Systems”) in June 2001, Sound Advice, Inc. (“Sound Advice”) in August 2001 and Hillcrest High Fidelity, Inc. (“Hillcrest”) in March 2002. In addition, in September 2002, the Company re-launched the Tweeter Web site to market and sell consumer electronics over the Internet. The new tweeter.com site was designed to mirror the in-store experience as well as the look and feel of its brick and mortar counterparts.

      Tradenames. Tweeter currently operates under several tradenames. The large majority (120) of stores are operated as Tweeter, four stores in Arizona are operated as Showcase Home Entertainment (“Show-

case”), two stores in Dallas are operated as Hillcrest, twenty-five stores in Florida are operated as Sound Advice and fourteen stores in metro Atlanta are operated as HiFi Buys. We continue to assess whether the HiFi Buys stores should be converted to the Tweeter brand. If the determination is made that they should be converted, we anticipate doing so in either the spring of 2004 or 2005, depending on market conditions. We will likely convert the Hillcrest stores in Texas at the same time. We are evaluating whether or not to convert the Showcase stores, and we believe it is unlikely we will convert the Sound Advice stores to the Tweeter brand. Sound Advice has a strong brand in Florida, and currently we believe that the risk of conversion outweighs the benefit that could be derived from the conversion. However, this is an area that will be continually evaluated over time.

      We have registered the “Tweeter etc.” service mark with the United States Patent and Trademark Office. Its registration number is 2097801 and the renewal due date is September 16, 2007. We have not registered any other tradenames. We are aware that other consumer electronics retailers use the name HiFi Buys and Sound Advice.

      Competition. Tweeter is a relatively small player in the national (United States) landscape of consumer electronics. The overall industry is just under $100 billion in size (data provided by Consumer Electronics Association Market Research) and we account for less than 1% of that total. Several large players, including Best Buy, Circuit City, Sears and Wal-Mart, dominate the industry and have significantly greater resources than Tweeter. Tweeter does not compete with these larger players in all categories. There is a small overlap in products that are sold by the big players and Tweeter, however. Typically, this includes the higher-end (more sophisticated, more features and options) of the larger players’ products and the lower end (more entry level, fewer features and options) of our products. One advantage we believe we have over the larger players is the ability to service our customers. The larger players often cannot compete with the customer service we can provide.

      Seasonality. Our business is subject to seasonal variations. Historically, we have realized a significant portion of our total revenue and net income for the year during the first and fourth fiscal quarters, with a majority of net income for such quarters realized in the first fiscal quarter. Due to the importance of the holiday shopping season, any factor negatively impacting the holiday selling season could have an adverse effect on our revenues and our ability to generate a profit. Our quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions, and unexpected changes in volume-related rebates or changes in cooperative advertising policies from suppliers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

      Purchases and Returns. Tweeter, like most of the consumer electronics retail industry, allows its customers to return products within a specified amount of time from the initial retail sale. This is typically thirty days, although this can vary for some product categories such as speakers, where we have a trade up policy available. We also offer extended payment terms and other promotional offers as an inducement to purchase. We partner with GE Capital Services to run our private label credit card; GE Capital Services bears all credit risk under the terms of this agreement.

Business Strategy

      Our goal is to become the leading national specialty retailer of high quality audio and video products as well as to be known as the national leader of “In-Home Services and Education.” The key elements of our business strategy are as follows:

      Extensive Selection of Mid- to High-End Audio and Video Products. We concentrate on mid- to high-end audio and video consumer electronics products. This focus differentiates us from larger format superstores and mass merchandisers, who offer a broad array of consumer electronics and non-electronics products with an emphasis on products priced at introductory price levels. Our emphasis on mid- to higher-end products positions us attractively to manufacturers seeking to sell more advanced or limited distribution products as part of their distribution strategy. As a result of our mid- to higher-end product focus, a historical early adopter customer base and our extensively trained sales force, we are often among the earliest retailers to offer new product innovations on behalf of manufacturers. Tweeter has a long tradition of catering to the audio and/or video enthusiast, and over the last thirty-one years we have introduced many new technologies to the marketplace. We were among the first retailers to see the flat panel plasma and LCD televisions, the DVD player, the CD player, the camcorder and the VCR. We will often hold a market share in new technology that is out of proportion to our less than 1% share of consumer electronics retailing overall. For example, we continue to hold in excess of 13% market share in the sale of flat panel plasma televisions (data provided by the July 2003 reports distributed by NPD Group), one of the newest and most advanced technologies within the video category. Our stronghold on these new and generally expensive technologies declines as the retail prices decrease and the technology becomes more familiar to a mainstream customer. In addition, we believe that our focused product offering allows for higher gross margin opportunities, appeals to a more service-conscious consumer and results in enhanced brand awareness of our regional names to our targeted customer group.

      In-Home Installation Business. As consumer electronics products have become more sophisticated and complex, we have become aware of a corresponding tendency for customers to be deterred from purchasing integrated audio/video systems because of the perceived difficulty in setting the systems up properly in their homes. We have sought to address this problem, and to increase sales of such sophisticated systems, by offering home installation services in many of our markets. The majority of these services are provided by the Company’s employees, however, in some outlying markets, we have outsourced these services with a plan to eventually control 100% of our in-home services internally.

      Exceptional Customer Service. We believe that the quality and knowledge of our sales associates is critical to our success and represents a significant competitive advantage. Our relationship-selling model encourages sales associates to promote a comfortable, trusting, low-pressure environment. We provide new sales associates with four weeks of intensive classroom training, and all sales associates receive four to six days of ongoing training per year, both at the store and at Tweeter’s regional training centers. Our sales force receives technical product and sales training prior to our introduction of significant new products. We believe that the success of our operating model has enabled us to engender long-term customer loyalty.

      Dynamic, Inviting Stores. Our stores display products in a dynamic and inviting setting intended to encourage the customer to view and hear products in sound rooms architecturally and acoustically designed to simulate the customer’s home or mobile environment. The store prototype blends a colorful, comfortable lifestyle environment, with innovative and interactive product displays which enable customers to audition and compare a sample of products. Each store contains a flat panel technology showcase which displays an extensive selection of plasma, LCD and related products, and every store contains a movie theater room, which showcases our home theater products.

      Everyday Competitive Pricing. Except in the Florida and Arizona markets, we utilize an “everyday competitive pricing” strategy with fixed prices clearly marked on our products. Store managers regularly visit local competitors to ensure that our pricing remains competitive within the store’s local market. In addition, our patented Automatic Price Protection program backs all product sales. Under this program, if a customer purchases a consumer electronics product from one of our stores and a competitor within twenty-five miles of the store advertises a lower price within thirty days, we automatically send a check to the customer for the difference without requiring the customer to request payment. The Automatic Price Protection program is designed to remove pricing concerns from the purchase decision and, as a result, allows customers and the sales staff to focus on product functionality, performance and quality.

      Automatic Price Protection has not been implemented at the Sound Advice stores in Florida, the Showcase Home Entertainment stores in Arizona or the Hillcrest stores in Dallas, Texas. These stores follow a more traditional, promotional sale strategy in their general marketing effort and we will continue to evaluate whether to implement our Automatic Price Protection strategy in these markets.

Growth Strategy

      Our current growth strategy is to capitalize on new technologies and home installation services to drive comparable store sales. A store is included as a comparable store after it has been in operation for twelve full months from the date of opening, acquisition, or relocation. When products such as CD players, DVD players, plasma televisions, digital televisions, mobile video and satellite radio were first introduced, we were one of the first retailers to sell these products. We expect that we will continue to be among the first retailers to offer new consumer electronics products as they are developed, and continue to put considerable effort into having a knowledgeable sales team able to explain new technologies to customers. We believe that as a result we will continue to attract buyers who wish to be “early adopters” of new products.

      New Stores. We intend to open new stores and relocate a limited number of stores within existing markets in order to increase penetration and leverage regional advertising, distribution, and operating efficiencies. During fiscal 2003, we opened twelve stores and closed five stores in the following regions:

Region	New Stores Opened	Closed Stores

New England	1	—
Mid Atlantic	2	1
Southeast	5	—
Texas	1	1
California	1	1
Illinois	—	1
Florida	2	1

Total	12	5

      For fiscal year 2004, we intend to open three stores and to relocate one store. We believe that the ten acquisitions made since May 1996 have provided us with platforms from which to open new stores within and around their markets.

Recent Acquisitions

      Acquisition of Hillcrest. In March 2002, we completed the acquisition of Hillcrest, a two-store chain located in the greater Dallas, Texas area. Hillcrest, a specialty retailer with a significant focus on in-home installation, had annual sales of approximately $14 million and had operated in the Dallas market for fifty-three years. We implemented some key aspects of our business strategy and integrated their operations with our existing Dallas operations.

Store Format and Operations

      As of September 30, 2003, we operated 174 stores, consisting of 120 Tweeter stores in New England, the Mid-Atlantic, the Southeast, Texas, Southern California and in the greater Chicago area; fourteen HiFi Buys stores in the Southeast; twenty-five Sound Advice stores in Florida; six Bang & Olufsen stores in Florida; two Electronic Interiors stores in Florida; four Showcase Home Entertainment stores in the Phoenix, Arizona market; one Bang & Olufsen store in Phoenix, Arizona and two Hillcrest stores in Dallas, Texas. While our stores vary in size, the current prototype is 10,000 square feet, with approximately 70% of our square footage devoted to selling space.

      Our store concept combines the comfort of the home environment with practical displays enabling consumers to sample and compare the features and functions of products in various combinations. The store prototype blends a colorful, comfortable lifestyle environment with innovative and interactive product displays that enable customers to audition and compare a sample of products. Unlike many of our competitors’ stores, which contain large, open spaces in which many different audio and video products are tested and sampled, our stores feature individual sound rooms. The sound rooms architecturally and acoustically resemble a home environment to enable the customer to see and hear how products will perform at home. These sound rooms allow the customer to listen to and compare various combinations of receivers, CD and DVD players and speakers. In addition, each store contains a flat panel technology showcase which displays an extensive selection of plasma, LCD and related video products, and every store contains a movie theater room, which showcases our home theater products. Other displays, such as the “big red button,” allow the customer to change, by pushing a button, mono television sound into a five-speaker or surround sound experience. Each store also features an imaging gallery that allows customers to sample different camcorders and digital still cameras, and to shoot videos of their children within the adjacent children’s play area. The majority of our stores have areas that feature state-of-the-art audio and video mobile systems, which serves to exhibit our mobile installation capabilities. Most stores provide mobile systems installation through on-premises installation bays.

      Stores are typically staffed with a store manager, an assistant manager, approximately twelve sales associates and mobile electronics installers. Some associates specialize in either in-home or mobile systems. We provide new sales associates with four weeks of intensive classroom training, and all sales associates receive four to six days of ongoing training per year, both at the store and at the regional training centers. The sales force receives technical product and sales training prior to the introduction of significant new products. All stores are open seven days a week.

      Most of our store managers are compensated through base pay, commissions and monthly bonuses based on gross margin. Store managers can earn a substantial portion of their annual compensation through such bonuses. Sales associates are compensated through a commission program that is based on the retail prices and gross margin of products sold.

Merchandise

      Our stores feature home audio systems and components, mobile audio and video systems, video products such as large screen televisions, including flat panel plasma, LCD, digital projection and digital tube televisions, digital satellite systems, digital video recorders, camcorders, DVD players and other consumer electronics products such as wireless networking devices, home audio speakers, stereo and surround sound receivers and portable audio equipment. We offer home and mobile stereo installation services and provide warranty and non-warranty repair services through all of our stores. Our in-home installation business provides design, installation and educational services in connection with new construction and home renovations, as well as for existing homes. Products provided by our in-home installation group include whole-house music systems, home theatre systems, satellite TV, Internet access systems, and touch screen controls. We also offer product replacement services, where we enter into agreements with insurance companies to provide replacement products at a discounted rate to their policyholders. Under these agreements, the insurance companies refer the policyholder to Tweeter to obtain the replacement products and we bill the insurance companies directly, rather than their policyholders, for the products. Additionally, we have a corporate sales division, which markets and sells to businesses, institutions and other organizations. Our emphasis on mid- to high-end products enables us to offer limited distribution products and to be among the earliest retailers to offer new product innovations on behalf of manufacturers.

      We stock products from many suppliers, including, Alpine, B&K, Bose, Boston Acoustics, Denon, Kenwood, Mirage, Martin Logan, Mitsubishi, Monster Cable, Panasonic, Philips, Pioneer, Samsung, Sharp, Sonus Faber, Sony, Velodyne and Yamaha. We seek to manage our product mix to maximize gross margin performance and inventory turns. Historically, video products have yielded lower gross margin than audio products. Total sales of video products have increased at rates faster than the increases in audio product sales during the last several years as a result of the increased customer interest in big screen televisions. Accordingly, we have enhanced our in-home installation business and adopted a “Sell Audio with Video” strategy in order to enhance our overall gross margin through increased sales of higher margin audio products and in-home services. The strategy involves a training and incentive program for sales associates to work with customers to demonstrate audio products that enhance the performance of the video products they are purchasing, so that a customer purchasing a video product is more likely to purchase an audio product as well. In addition, the sales team has developed a new “Power Rank” measurement tool that scores every store in the chain both regionally and nationally on specific company sales development goals. Some measurement examples are the attachment of accessories and performance guarantees (extended warranties), penetration of in-home labor as a percentage of sales and maintaining minimum levels of discontinued inventory.

      The table below sets forth the approximate percentage of revenues for each of our primary product categories for our fiscal years ended September 30, 2001, September 30, 2002 and September 30, 2003, respectively. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in our product mix, and the timing of marketing events. The percentages are also affected by our acquisitions of stores offering different mixes of products. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Retail Revenues

	Fiscal Years Ended
	September 30,

Product Category	2001	2002	2003

Audio Equipment(1)	28%	25%	22%
Video Equipment(2)	50%	51%	54%
Mobile Equipment and Other(3)	22%	24%	24%

(1)	Includes speakers, cassette decks, receivers, turntables, compact disc players, mini-disc players, amplifiers, preamplifiers, home theater in a box, and portable audio equipment.

(2)	Includes televisions, projection televisions, video recording devices, camcorders, DVD players, satellite dishes and video accessories.

(3)	Includes mobile decks, amplifiers and speakers, mobile security products, navigation equipment, wireless phones, audio and mobile accessories, installation and service labor, and extended performance guarantees.

Purchasing and Inventory

      Our purchasing and inventory control functions are based out of our executive offices in Canton, Massachusetts. The purchasing decisions are made by our buying team, which has primary responsibility for product selection, stocking levels and pricing. Purchasing decisions are facilitated by our information systems, which analyze stocking levels and product sell-through. The purchasing group continuously reviews new and existing products with a view towards maintaining a wide range of high quality, brand-name consumer electronics products within the product mix. In order to remain current with new and developing products, we regularly host presentations by our major suppliers. In the recent years, we have traveled to the Far East to assist in product development issues surrounding product innovation for our class of products.

      In addition to making direct purchases, we are a member of the Progressive Retailers Organization (“PRO”) group, a volume-buying group of seventeen specialty electronics retailers across the country. This affiliation often provides us with the opportunities to obtain additional supplier rebates, product discounts and promotional products. We are not obligated to make purchases through PRO. Our President and Chief Executive Officer also serves on the Board of Directors of PRO.

      We source products from many suppliers, the largest of whom, Sony, accounted for 22% of fiscal 2003 purchases. We do not maintain long-term commitments or exclusive contracts with any particular supplier, but instead consider numerous factors, including price, credit terms, distribution, quality and compatibility within the existing product mix in making our purchasing decisions. We utilize an automatic replenishment system for store inventory, maintaining stock levels and minimizing total dollars invested in inventory. We believe that our relationship with our large suppliers is excellent and that our focused merchandising and high degree of customer service makes us an important distribution channel, particularly for the introduction of new products.

      We distribute products to stores through our regional distribution centers. The Canton, Massachusetts distribution center is 80,000 square feet and services the New England stores. The King of Prussia, Pennsylvania distribution center is 50,000 square feet and services the Mid-Atlantic stores. The Atlanta,

Georgia facility is 80,000 square feet and the Charlotte, North Carolina distribution center is 15,000 square feet, both servicing the Southeast stores. The Houston, Texas distribution center is 64,000 square feet and services the Houston area stores. The Dallas, Texas distribution centers total 25,600 square feet and service the Dallas area stores. The San Diego, California facility is 57,200 square feet and services the Southern California stores. The Chicago, Illinois facility is 122,000 square feet and services the Illinois stores. The Pembroke Park, Florida distribution center and other small Florida outlet facilities total approximately 234,000 square feet and service all the Florida stores. The Phoenix, Arizona distribution facility is 14,300 square feet and services the Arizona stores. We believe that these facilities are sufficient to handle any expansion in these markets through at least the year 2004.

Advertising and Marketing

      Tweeter targets consumers seeking informed advice concerning product selection and system integration of audio and video consumer electronics products. Our marketing strategy over the last year has shifted to more of a newspaper print strategy from an electronic media or radio strategy. We will continue to supplement our print campaigns with radio, television and an extensive direct marketing effort. The specific allocation of advertising dollars among the various types of advertising media is reviewed from time to time by management and, if necessary, adjusted to reflect our assessment of advertising results and market conditions.

      Providing competitive product pricing is a critical component of our marketing and advertising strategy. Store managers regularly visit the local competition to ensure the store’s pricing remains competitive. At the same time, our uniquely executed Automatic Price Protection program backs our competitive prices. Under the Automatic Price Protection program, if a customer purchases a consumer electronics product from a Tweeter store and a competitor within twenty-five miles of that store advertises a lower price in the newspaper within thirty days of the customer’s purchase, we automatically send a check to the customer for the difference. Unlike other price guarantee programs in place within the industry, the refund process does not require the customer to call or return to the store of purchase and request a price match refund. The Automatic Price Protection program is intended to be hassle-free, customer friendly and viewed as a reflection of Tweeter’s commitment to customer service. In fiscal 1997, we implemented a “Wise-Buys” program. Under this program, Tweeter’s merchandise buyers identify special, reduced-priced items, often closeouts or last year’s top-of-the-line models, which are purchased from the manufacturer and offered to the consumer at a substantial discount from the original retail price. We believe that the pricing of the Wise-Buys items represents substantial value to the consumer with little or no negative impact to gross margin. Our advertisements frequently describe or refer to the Automatic Price Protection and Wise-Buys programs.

      Automatic Price Protection has not been implemented at the Sound Advice stores in Florida, the Showcase Home Entertainment stores in Arizona or the Hillcrest stores in Dallas, Texas. These stores follow a more traditional, promotional sale strategy in their general marketing effort and we will continue to evaluate whether to implement our Automatic Price Protection strategy in these markets.

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

      The following table presents the number and location of stores we operated at the end of each of the last three fiscal years:

	September 30,

State	2001	2002	2003

Alabama	2	3	3
Arizona	4	5	5
California	14	15	15
Connecticut	7	7	7
Delaware	2	2	2
Florida	29	32	33
Georgia	15	14	14
Illinois	12	16	15
Maine	1	1	1
Maryland	7	6	6
Massachusetts	16	16	16
New Hampshire	4	4	4
New Jersey	3	4	4
New York	1	1	2
North Carolina	3	4	4
Pennsylvania	14	14	14
Rhode Island	1	1	1
South Carolina	1	1	4
Tennessee	—	1	3
Texas	11	17	17
Virginia	—	3	4

Total	147	167	174

Information Systems

      We utilize a sophisticated, fully integrated mainframe based management information system which updates after every transaction, and which is accessible on a real time basis to management, sales associates and product buyers. Extensive sales reporting and sales tracking are provided real time on screen to store managers and individual sales associates. The screen tracks category sales and benchmarks key sales data. This system enables management and store managers to review sales volume, gross margin and product mix on a per store or per sales associate basis, allows for the viewing of open orders, inventory value and mix and tracks sales by product category, by sales associate, and by store. We provide ongoing training and support in the use of this system and compensate and benchmark the store managers based upon this information.

Employees

      As of September 30, 2003, we had 3,621 employees, consisting of 3,511 full-time and 110 part-time employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Tweeter.com Web Site

      Our Web site address is www.tweeter.com. We make our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 available on our Web site as soon as reasonably practicable after we electronically file such documents with, or furnish them to, the Securities and Exchange Commission.

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

We may not be able to open new stores and, even if we do open new stores, we may not be able to operate those stores profitably.

      While the opening of new stores has slowed considerably, we expect to continue to open new stores from time to time. The opening of additional stores in new geographical markets could present competitive and merchandising challenges different from those we currently or previously faced within our existing geographic markets. In addition, we may incur higher costs related to advertising, administration and distribution as we enter new markets.

      There are a number of factors that could affect our ability to open or acquire new stores. These factors also affect the ability of any newly opened or acquired stores to achieve sales and profitability levels comparable with our existing stores, or to become profitable at all. These factors include:

•	The identification and acquisition of suitable sites and the negotiation of acceptable leases for such sites;

•	The obtaining of governmental and other third-party consents, permits and licenses needed to operate such additional sites;

•	The hiring, training and retention of skilled personnel;

•	The availability of adequate management and financial resources;

•	The adaptation of our distribution and other operational and management systems to an expanded network of stores;

•	The ability and willingness of suppliers to supply products on a timely basis at competitive prices; and

•	Continued consumer demand for our products at levels that can support acceptable profit margins.

Our success depends on our ability to increase sales in our existing stores. We may not be able to do so.

      Our continued growth also depends on our ability to increase sales in our existing stores. The opening of additional stores in an existing market could result in lower net sales at our existing stores in that market.

      Our ability to increase sales in existing stores may also be affected by:

•	Our success in driving customers into our stores;

•	Not maintaining fully staffed and trained employees;

•	Our inability to keep stores stocked with the correct merchandise; and

•	Our ability to choose the correct mix of products to sell.

We have recently altered our primary marketing strategy to include an emphasis on print advertisements, where we have limited experience.

      Our marketing strategy has historically focused primarily on electronic media, radio and an extensive direct marketing effort. While we still rely on these channels, during the last year, we have also been using a more aggressive print advertising strategy. As we only have limited experience using print media for advertisements, we may not use print media in the most effective manner. In addition, print media may not be as effective in reaching prospective customers as other channels of advertising. As a result, fewer customers may purchase products or services.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives.

      Our success depends upon the active involvement of senior management personnel, particularly Samuel Bloomberg, Tweeter’s Chairman of the Board, Jeffrey Stone, Tweeter’s President and Chief Executive Officer, Joseph McGuire, Tweeter’s Senior Vice President and Chief Financial Officer, and Philo Pappas, Tweeter’s Senior Vice President and Chief Merchandising Officer. The loss of the full-time services of Messrs. Bloomberg, Stone, McGuire, Pappas, or other members of senior management, could severely disrupt our business as we may not be able to replace them. Tweeter has employment contracts with Messrs. Bloomberg, Stone, McGuire, and Pappas. Tweeter has no other employment agreements with any members of its senior management team. Tweeter currently maintains key-man life insurance on the lives of Messrs. Bloomberg and Stone in the amounts of $1,000,000 and $5,000,000, respectively.

We face intense competition that could reduce our market share.

      Tweeter competes against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Circuit City and Best Buy, which sell, among other products, audio and video consumer electronics products similar and often identical to those Tweeter sells. Tweeter also competes in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronics products that Tweeter sells. Certain of these competitors have substantially greater financial resources than Tweeter that may increase their ability to purchase inventory at lower costs or to initiate and sustain predatory price competition. In addition, the large format stores are continuing to expand their geographic markets, and this expansion may increase price competition within those markets.

Our business is subject to quarterly fluctuations and seasonality.

      Seasonal shopping patterns affect our business. The fourth calendar quarter, which is Tweeter’s first fiscal quarter and which includes the December holiday shopping period, has historically contributed, and is expected to continue to contribute, a significant portion of our total revenue and more than half of our operating and net income for our entire fiscal year. As a result, any factors negatively affecting Tweeter during the fourth calendar quarter of any year, including adverse weather or unfavorable economic conditions, would have a material adverse impact on our revenues for the entire year.

      More generally, Tweeter’s quarterly results of operations may fluctuate based upon such factors as:

•	The amount of net sales contributed by stores;

•	The mix of consumer electronics products sold in its stores;

•	Profitability of sales of particular products; and

•	Changes in volume-rebates from manufacturers.

Our comparable store sales results may fluctuate significantly.

      “Comparable store sales” is a term we use to compare the year over year sales performance of our stores. A store is included in the comparable store sales base after it is in operation for twelve full months. An acquired store is included after twelve full months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have completed twelve full months of operation from the date the remodeling was completed or the store re-opened after relocation.

      A number of factors have historically affected, and will continue to affect, Tweeter’s comparable store sales results, including, among other factors:

•	Competition: well-established competitors with an abundance of resources may enter markets in which stores are located and provide products at lower prices. This competition may cause sales to decline from prior year sales;

•	General regional and national economic conditions: severe regional weather conditions such as floods, hurricanes or tornados, or regional business crises causing large layoffs or work stoppages may cause regional comparable store sales declines, while exceptional regional business success may cause comparable store sales increases. In addition, national economic crises, such as a recession, may cause comparable store sales declines while favorable economic events, such as a stock market surge, may cause comparable store sales increases;

•	Consumer trends: if consumer trends shift to a new product technology, we will likely see an increase in comparable store sales. However, if trends shift from a high average sale price product one year to a middle average sale price product the next, comparable store sales will likely decrease;

•	Changes in Tweeter’s product mix: if Tweeter changes product mix in a way that results in higher or lower average sale price, comparable store sales will tend to follow this change;

•	Timing of promotional events: if a promotional event held one year is not held the following year, then comparable store sales may be reduced by not having the same “promotional” sale base. Conversely, if an event which is not held one year is held the following year, then comparable store sales may be higher; and

•	New product introductions: new product introductions may increase comparable store sales by providing customers with an incentive to replace their existing systems. New product introductions may cause comparable store sales to decrease, however, if the product is a lower-priced item that replaces a higher priced product.

      Recent economic conditions make forecasting comparable store sales particularly difficult. Comparable store sales, as they did in fiscal 2002 and 2003, may decrease in the future. Changes in Tweeter’s comparable store sales results could cause the price of the common stock and profitability to fluctuate substantially.

We may need additional capital and we may not be able to obtain it on acceptable terms, if at all.

      Financing for the opening and acquisition of new stores may be in the form of debt or equity or both and may not be available on terms acceptable to Tweeter, if at all. We estimate that the average cash investment, including pre-opening expenses for tenant fit-out and inventory (net of payables), required to open a store to be approximately $1.2 million. The actual cost of opening a store may be significantly greater than such estimates, however, and we may need to seek additional debt and/or equity financing in order to fund our continued expansion through 2004 and beyond. Tweeter estimates that it requires an average of $1.2 million cash investment to open a new store. Some stores have been opened for as little as $600,000 and some have cost as much as $2.2 million. The differences in cost result from the specific circumstances relating to the store opening. In some cases, stores are leased in an existing building and costs are incurred to “Tweeterize” the space. In other cases, Tweeter might enter into a ground lease where the site is a piece of land that has to be fully developed. In connection with some of these ground leases, Tweeter has built multi-tenant facilities in which Tweeter will only occupy one of the spaces and sublet the remaining space. Additional factors that vary depending on the region in which a new store is being opened, and can therefore cause a corresponding region-to-region variation in the cost of opening a new store, including the following:

•	Labor cost, regional cost of living, and the use of union or non-union labor;

•	Material cost (which can vary by state and region); and

•	General contractors fees and volume benefits (e.g. a contractor building more than one store).

      In addition, our ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments.

We may not be able to anticipate and respond to changes in consumer demand, preference and patterns.

      Tweeter’s success depends on its ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer electronics products and changes in consumer demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those Tweeter markets, are affected by, among other things, prevailing economic conditions. In addition, the periodic introduction and availability of new products and technologies at price levels that generate wide consumer interest stimulate the demand for audio and video consumer electronics products. Also, many products that incorporate the newest technologies, such as high-definition television, are subject to significant technological and pricing limitations and to the actions and cooperation of third parties such as television broadcasters. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products Tweeter sells would result in lost sales or lower margins due to the need to mark down excess inventory.

If any of our relationships with our key suppliers are terminated, we may not be able to find suitable replacements.

      The success of Tweeter’s business and growth strategy depends to a significant degree upon its suppliers, particularly its brand-name suppliers of audio and video equipment such as Sony, Mitsubishi, Panasonic, Pioneer, Monster Cable, Boston Acoustics and Yamaha. Tweeter does not have any supply agreements or exclusive arrangements with any suppliers. Tweeter typically orders its inventory through the issuance of individual purchase orders to suppliers. In addition, Tweeter relies heavily on a relatively small number of suppliers. Tweeter’s two largest suppliers accounted for approximately 32% of its sales during fiscal 2003. The loss of any of these key suppliers could affect our business, as we may not be able to find suitable replacements.

Suppliers may not be willing to supply products to stores at acceptable prices.

      It is possible that Tweeter will be unable to acquire sufficient quantities or an appropriate mix of consumer electronics products at acceptable prices, if at all. Specifically, Tweeter’s ability to establish additional stores in existing markets and to penetrate new markets depends to a significant extent on the willingness and ability of suppliers to supply those additional stores at acceptable prices, and suppliers may not be willing or able to do so.

Our service marks and patents may not be effective to protect our intellectual property rights.

      Our “Tweeter etc.,” “Audio, Video and a Boatload of Know How,” “Slamfest” and “Picture Perfect” service marks have been registered with the United States Patent and Trademark Office. Tweeter has not registered “HiFi Buys,” “Sound Advice” and some of its other service marks. We are aware that other consumer electronics retailers use the name “HiFi Buys” and “Sound Advice.” Tweeter has submitted applications for registration of some of its other service marks, which applications are currently pending. Tweeter may be unable to successfully register such service marks. In addition our service marks, whether registered or unregistered, and patents may not be effective to protect our intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future.

      Tweeter has a patent on its method of Automatic Price Protection, but we do not think the patent, in and of itself, provides us with a significant benefit or advantage.

Anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and our shareholders’ rights agreement could delay or deter a change in control.

      Our corporate charter and by-laws, as well as certain provisions of the Delaware General Corporation Law, contain provisions which may deter, discourage or make more difficult a change in control of Tweeter, even if such a change in control would be in the interest of a significant number of our stockholders or if a change in control would provide stockholders with a substantial premium for their shares over then current market prices. For example, our charter authorizes our Board of Directors to issue one or more classes of preferred stock, having such designations, rights and preferences as they determine.

      Our stockholders have no right to take action by written consent and may not call special meetings of stockholders. Any amendment of the by-laws by the stockholders or certain provisions of the charter requires the affirmative vote of at least 75% of the shares of voting stock then outstanding. Our charter also provides for the staggered election of directors to serve for one, two and three-year terms, and for successive three-year terms thereafter, subject to removal only for cause upon the vote of not less than 75% of the shares of common stock represented at a stockholders’ meeting.

      In addition, under the terms of our shareholders’ rights agreement, in general, if a person or group acquires more than 15% of the outstanding shares of our common stock, all other stockholders of Tweeter would have the right to purchase securities from Tweeter at a discount to such securities’ fair market value, thus causing substantial dilution to the holdings of the acquiring person or group.

Item 2.	Properties

      Our corporate offices and the New England distribution and service centers are located in two owned facilities totaling 140,000 square feet in Canton, Massachusetts. In addition, we lease over 650,000 square feet of regional operating facilities including distribution and service centers in King of Prussia, Pennsylvania, Atlanta, Georgia, Charlotte, North Carolina, Houston, Texas, Dallas, Texas, San Diego, California, Chicago, Illinois, Pembroke Park, Florida and Phoenix, Arizona.

      Our stores, substantially all of which are leased, include sales space, inventory storage, management offices and employee areas. The majority of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for thirty-four of the stores have a percentage rent provision ranging from 1.5% to 6% of gross sales at each location in excess of certain specified sales amounts. The initial terms of the leases range from five to twenty years and generally allow us to renew for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2023.

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

Quarter Ended	High	Low	Last

December 31, 2001	$30.00	$12.02	$29.00
March 31, 2002	$30.99	$14.21	$19.55
June 30, 2002	$22.60	$13.74	$16.34
September 30, 2002	$15.98	$5.26	$6.90
December 31, 2002	$12.44	$4.84	$5.86
March 31, 2003	$6.45	$3.34	$4.77
June 30, 2003	$9.28	$4.69	$8.68
September 30, 2003	$10.06	$7.27	$7.68

      The last sale price of the common stock on December 11, 2003, as reported by Nasdaq, was $8.33 per share. As of December 11, 2003, there were approximately 4,600 holders of record of our common stock.

      We do not anticipate paying any cash dividends for the foreseeable future. Please see “Liquidity and Capital Resources” below.

Recent Sales of Unregistered Securities

      None

Item 6.     Selected Financial Data (amounts in thousands, except per share and number of stores data)

      Set forth below is selected financial and operating data for each of the five years ended September 30, 2003. The selected statement of operations and balance sheet data for each of the five years ended September 30, 2003 have been derived from our financial statements, which have been audited by our independent auditors. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	1999(3)	2000(4)	2001(5)	2002(6)	2003

Statement of Operations:
Total revenue	$279,562	$399,926	$540,123	$796,072	$786,994
Cost of sales	179,227	253,672	347,942	509,258	516,874

Gross profit	100,335	146,254	192,181	286,814	270,120
Selling expenses	69,225	99,645	135,766	213,663	239,263
Corporate, general and administrative expenses	14,822	19,342	26,250	41,437	46,915
Amortization of intangibles	1,056	1,522	2,380	1,573	680
Impairment charge	—	—	—	194,902	—

Income (loss) from operations	15,232	25,745	27,785	(164,761)	(16,738)
Income (loss) equity investments	—	518	843	(26)	650
Loss on investment	—	—	(1,162)	—	—
Interest income	204	1,549	1,069	27	112
Interest expense	(310)	(402)	(377)	(2,282)	(2,834)

Income (loss) before income taxes	15,126	27,410	28,158	(167,042)	(18,810)
Income tax expense (benefit)	6,050	10,964	11,263	(1,913)	(7,148)

Net income (loss)	$9,076	$16,446	$16,895	$(165,129)	$(11,662)

Basic earnings (loss) per share:
Net income (loss)	$0.63	$0.97	$0.87	$(7.07)	$(0.49)

Diluted earnings (loss) per share:
Net income (loss)	$0.57	$0.89	$0.84	$(7.07)	$(0.49)

Weighted-average shares outstanding:
Basic	14,385	17,006	19,333	23,342	23,690
Diluted(1)	15,972	18,551	20,119	23,342	23,690

Operating Data:
Stores open at beginning of period	52	73	90	147	167
New stores	5	10	14	22	12
Closed stores	0	0	0	4	5
Stores acquired	16	7	43	2	0

Stores open at end of period	73	90	147	167	174

Remodeled/relocated stores	3	1	1	8	4
Comparable store sales(2)	5.0%	13.5%	0.6%	(3.3)%	(9.9)%
Balance Sheet Data:
Working capital	$31,524	$83,540	$70,478	$89,291	$86,575
Total assets	141,619	235,038	487,669	335,878	308,436
Long-term debt, excluding current portion	5,717	14	35,936	50,074	48,267
Stockholder’s equity	87,245	174,951	332,392	174,611	165,037

(footnotes on following page)

(1)	Shares outstanding include 1,587, 1,545, 786, 0 and 0 shares issuable upon exercise of stock options and warrants outstanding as of September 30, 1999, 2000, 2001, 2002 and 2003, respectively, after applying the treasury stock method.

(2)	Stores are included in the comparable store base after they are in operation for 12 full months. Acquired stores are included after 12 months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation.

(3)	The fiscal year 1999 data includes the results of the Home Entertainment acquisition from February 1, 1999 and the DOW Stereo/ Video acquisition from July 1, 1999.

(4)	The fiscal year 2000 data includes the results of the United Audio Centers acquisition from April 1, 2000.

(5)	The fiscal year 2001 data includes the results of the Douglas acquisition from October 2, 2000, the Big Screen City acquisition from May 1, 2001, the Audio Video Systems acquisition from June 1, 2001 and the Sound Advice acquisition from August 1, 2001.

(6)	The fiscal year 2002 data includes the results of the Hillcrest acquisition from March 1, 2002.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

      Tweeter is a leading specialty retailer of mid- to high-end audio and video consumer electronics products operating under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Hillcrest names. We opened our first Tweeter store in New England in 1972. Over thirty-one years, we have refined our retail concept to meet the needs of consumers seeking brand name products with advanced features, functionality and performance which we sell through our highly trained, relationship-driven sales force. We believe that our effective merchandising and superior customer service has enabled us to generate substantial customer loyalty.

      In 1995, we adopted an aggressive growth strategy to:

•	Open new stores in current regional markets and relocate certain stores to more favorable sites; and

•	Selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired companies to our core operating model and leveraging distribution, marketing and corporate infrastructure.

      Between 1996 and 2002, we acquired ten companies within our industry, for a total of ninety-one storefronts, in eleven states. We funded these acquisitions through a combination of private equity investments, debt, an initial public offering and two follow-on offerings.

      We seek to increase sales, profitability and asset productivity at acquired companies by converting them to our standard operating model with enhanced training for sales personnel, superior customer service, improved merchandising focused on mid-to higher-end audio and video equipment and more stringent operating controls. We also have aggressively expanded our corporate infrastructure over the past several years to support our growth, including expanding our management team with the addition of senior financial, information systems, and merchandising personnel. We will continue to grow our infrastructure this year, particularly in the area of supply chain, where we have identified a variety of opportunities to pursue that we believe will improve our profitability.

      In the beginning of fiscal 2003, our growth plan was to build twenty new stores, and remodel four. However, we had a dramatic decline in sales in December 2002, which caused us to alter those plans. Comparable store sales for December, which is the single most important month of the year for both revenue and profits, declined by 16.3% as compared to the same month in 2001. In the early part of January 2003, we made a decision to halt as much store growth as we could, and to terminate or postpone any leases to which we were then committed. As a result, we opened twelve stores during fiscal 2003, with all of them opening in the first half of the year. We have continued with a limited growth plan for fiscal 2004 as we plan to open three new stores, with all of them being prior commitments. We have not signed a new lease, other than renewals, since our decision to halt store growth in January 2003.

      Our growth plans will be very limited until we feel that we are returning to more historical operating profit levels. Tweeter has operated at around a 5% operating income margin for most of the last six years, prior to fiscal 2003. Excluding our goodwill impairment charge in fiscal 2002, fiscal 2003 marks the first operating loss at Tweeter in more than ten years. We believe that this operating loss, coupled with the uncertainty surrounding the economy in general, means that limiting store growth, preserving capital, and reducing debt are the goals that management should be, and will be, pursuing in fiscal 2004. Comparable store sales have declined now for ten successive quarters.

      We responded to declining business trends by cutting costs, reducing our capital spending, and addressing operating inefficiencies created by the ten acquisitions of eleven businesses over the prior eight years.

      During the course of fiscal 2003, we worked on an initiative to move to “One Company, One Way” wherever practical. Acquiring eleven businesses over a eight-year span resulted in some disparate business processes during the acquisition periods. We created a list to meet this initiative and report that 90% of our objectives were met in 2003. We plan to complete the integration of the remaining areas during the first half of fiscal 2004.

      PricewaterhouseCoopers LLP was engaged to support our internal audit function in November 2002. Our goal for internal audit is to help us identify and assess internal controls. Typically, internal audit reports on internal controls with suggestions for improvement. We are implementing internal audit with both a “checks and balances” mission, as well as a mandate for education, and plan to use the function to disseminate best practices throughout Tweeter.

      In May 2003 we engaged RetailMasters, a consulting organization comprised mostly of former Best Buy senior executives, and created FOUNDATIONS for WINNING. FOUNDATIONS for WINNING is our overarching internal initiative to provide the Company with best practices in several areas including supply chain, sales development, and store level operating disciplines. Our goal is to become “best in class” in these foundational areas. For fiscal 2004, supply chain initiatives will be among the largest and most visible that we will be pursuing.

Results of Operations

      The following table is derived from the consolidated statements of operations and sets forth, for the periods indicated, the actual amounts, in thousands, of certain income and expense items and their percentages, relative to total revenue:

	Fiscal Years Ended September 30,

	2001		2002		2003

Statement of Operations:
Total revenue	$540,123	100.0%	$796,072	100.0%	$786,994	100.0%

Gross profit	$192,181	35.6%	$286,814	36.0%	$270,120	34.3%
Selling expenses	135,766	25.1%	213,663	26.8%	239,263	30.4%
Corporate, general and administrative expenses	26,250	4.9%	41,437	5.2%	46,915	6.0%
Amortization of intangibles	2,380	0.4%	1,573	0.2%	680	0.1%
Impairment charge	—	—	194,902	24.5%	—	—

Income (loss) from operations	27,785	5.1%	(164,761)	-20.7%	(16,738)	-2.1%
Income (loss) from equity investments	843	0.2%	(26)	0.0%	650	0.0%
Loss on investment	(1,162)	0.2%	—	0.0%	—	0.0%
Interest income	1,069	0.1%	27	0.0%	112	0.0%
Interest expense	(377)	0.0%	(2,282)	-0.3%	(2,834)	-0.3%

Income (loss) before income taxes	28,158	5.2%	(167,042)	-21.0%	(18,810)	-2.4%
Income tax expense (benefit)	11,263	2.1%	(1,913)	-0.2%	(7,148)	-0.9%

Net income (loss)	$16,895	3.1%	$(165,129)	-20.8%	$(11,662)	-1.5%

Fiscal 2003 as Compared to Fiscal 2002

      Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue decreased $9.1 million, or 1.1%, to $787.0 million in the year ended September 30, 2003 from $796.1 million for the year ended September 30, 2002. The decrease was primarily the result of a comparable store sales decline of $73.3 million or 9.9%, closed stores of $4.9 million offset by revenues from new and renovated stores of $69.1 million. Home installation labor revenue as a percentage of revenue increased during the year ended September 30, 2003 from 2.2% to 2.8%.

      Cost of Sales and Gross Profit. Cost of sales includes merchandise costs, delivery costs, distribution costs, home installation labor costs, purchase discounts, and supplier volume rebates. Cost of sales increased $7.6 million, or 1.5%, to $516.9 million in the year ended September 30, 2003 from $509.3 million in the year ended September 30, 2002. Gross profit decreased $16.7 million, or 5.8%, to $270.1 million in the year ended September 30, 2003 from $286.8 million for the year ended September 30, 2002. The gross margin for the years ended September 30, 2003 and 2002 was 34.3% and 36.0%, respectively. The decrease in gross margin is due primarily to a concerted effort to reduce open box and discontinued inventory, which required much higher levels of markdown than usual. The charge to gross margin in the fourth quarter of fiscal 2003 was approximately $8 million. Additional pressures on gross margin through the year came from a reduction in suppliers program funds, as the Company continued to miss stretch goals throughout the year, as well as the continued growth of the video category as a percent of our overall mix. Supplier program funds year over year decreased by approximately $10.2 million, excluding the $11.1 million favorable effect of the reclass related to the adoption of EITF 02-16 “Accounting by a Customer for Certain Consideration Received from a Vendor.” The video category carries lower gross margins than the Company average, so as this grows within the overall mix, it will bring the overall gross profit on product down. This is a trend that we expect to continue through fiscal 2004. The percent of video sales to total sales increased 300 basis points year over year.

      Selling Expenses. Selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, and pre-opening expenses. Selling expenses increased $25.6 million, or 12.0%, to $239.3 million for the year ended September 30, 2003 from $213.7 million for the year ended September 30, 2002. As a percentage of total revenue, selling expenses increased to 30.4% for the year ended September 30, 2003 from 26.8% in the prior year period. The percentage increase was attributable to reduced cooperative advertising support from suppliers, increased occupancy costs, additional depreciation from the new and acquired stores and higher self-insurance costs. Total cooperative advertising funds received from suppliers decreased $6.7 million year over year, excluding the effect of the EITF 02-16 reclass. The amount of reimbursement received after January 1, 2003 upon the adoption of EITF 02-16 that were treated as a reduction of cost of goods sold but which would have been recorded as a reduction of advertising expenses prior to EITF 02-16 amounted to $11.1 million for the fiscal year ended September 30, 2003. We believe that supplier cooperative advertising funds will stabilize or increase slightly in fiscal 2004. Depreciation expense increased $4 million year over year. As capital expenditures are below historical levels in 2003 and planned capital expenditures for 2004 are below historical levels, we expect depreciation expense to stabilize at current levels.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Corporate, general and administrative expenses for the year ended September 30, 2003 increased $5.5 million, or 13.2%, to $46.9 million from $41.4 million for the year ended September 30, 2002. As a percentage of total revenue, corporate, general and administrative expenses increased to 6.0% for the year ended September 30, 2003 from 5.2% for the prior year period. We expect that the corporate, general and administrative expenses will range between 5% and 6% in fiscal 2004. The increase was primarily due to increases in compensation, professional and consulting fees, and fixed asset and other write-offs. Compensation increased by more than $2.0 million due, in part, to $1.2 million of stock based compensation paid to a newly recruited executive. Professional fees were up $1.5 million due to payments to outside consultants. Fixed assets and other write-offs were approximately $2 million as compared to a gain on asset disposal of $.4 million in 2002.

      Amortization of Intangibles. Amortization of intangibles decreased to $680,000 for the year ended September 30, 2003 from $1.6 million for the year ended September 30, 2002. The decrease was primarily due to the write-off of goodwill and certain intangibles in fiscal 2002.

      Write off of Goodwill and Intangible Assets. In accordance with Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets”, Tweeter reviews goodwill and other intangibles with indefinite useful lives on an annual basis, or more frequently if impairment indicators arise. During the fourth quarter of fiscal 2002, we performed our annual test for impairment. We performed a valuation analysis of Tweeter with the assistance of a third party valuation specialist and concluded that the fair value of the reporting unit did not exceed its carrying amount. We then measured the amount of the impairment loss by comparing the fair value of the reporting unit to the carrying amount of that goodwill.

      In performing a valuation of Tweeter, the third party valuation specialists estimated the value of the business enterprise using (i) the Discounted Cash Flow method of the Income Approach and (ii) the Guideline Company method of the Market Approach. The specialists gave full consideration to the trends of Tweeter’s business, the competitive environment in which it operates and its financial and operating results. As a result of their valuation we determined that the recorded goodwill and certain other intangible assets were impaired. Tweeter recorded, in the fourth quarter of fiscal 2002, an impairment charge for its entire balance of goodwill ($191.5 million) and a portion of its intangible assets ($3.4 million).

      Interest Income and Expense. Interest expense was $2.8 million for the year ended September 30, 2003 compared to interest expense of $2.3 million for the year ended September 30, 2002. This fluctuation is due primarily to the increased average level of borrowings on our revolving credit agreement during the year ended September 30, 2003. Interest income was $112,000 for the year ended September 30, 2003 compared to $27,000 for the year ended September 30, 2002.

      Income Tax Expense (Benefit). The effective tax rate (benefit) for the years ended September 30, 2003 and 2002 was (38.0%) and (1.1%), respectively. The difference in the effective tax rate (benefit) for the year ended September 30, 2003 of (38.0%) from an expected statutory rate of 40.0% primarily relates to nondeductible expenses. Excluding the impairment charge of $194.9 million and the related tax benefit of $13.1 million, the effective tax rate for the year ended September 30, 2002 would have been 40.0%. Management expects that the effective tax rate will be 40.0% in fiscal 2004.

Fiscal 2002 as Compared to Fiscal 2001

      Total Revenue. Total revenue increased $255.9 million, or 47.4%, to $796.1 million in the year ended September 30, 2002 from $540.1 million for the year ended September 30, 2001. The increase was primarily comprised of revenues of $195.9 million derived from acquired stores from the date of acquisition and $69.2 million from new stores. This was offset by a comparable store sales decrease of $15.3 million or 3.3%. Home installation labor revenue as a percentage of revenue doubled during the year ended September 30, 2001 from 1.1% to 2.2%.

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

      Selling Expenses. Selling expenses increased $77.9 million, or 57.4%, to $213.7 million for the year ended September 30, 2002 from $135.8 million for the year ended September 30, 2001. As a percentage of total revenue, selling expenses increased to 26.8% for the year ended September 30, 2002 from 25.1% in the prior year period. The percentage increase was attributable to $9.9 million more fees associated with extended credit card financing, $217.2 million increased occupancy costs, $7.2 million additional depreciation from the new and acquired stores and $3.5 million higher insurance costs.

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

      Impairment Charge. During fiscal 2002, a sustained reduction in the Company’s market capitalization indicated that the carrying value of goodwill and other intangibles may have been impaired. Based on this, the Company hired an independent third party to prepare a valuation analysis and the results of the valuation indicated that the goodwill recorded was fully impaired. For the fiscal year ended September 30, 2002, an impairment charge of $194.9 million was taken to write off all recorded goodwill and certain intangibles.

      Interest Income and Expense. Interest expense was $2.3 million for the year ended September 30, 2002 compared to interest expense of $377,000 for the year ended September 30, 2001. This fluctuation is due primarily to the borrowings on our revolving credit agreement during the year ended September 30, 2002 compared to cash investment income realized on our outstanding cash balances during the first ten months of the year ended September 30, 2001. The increase in borrowings was due to the debt acquired in the Sound Advice acquisition and the opening of new stores. Interest income was $27,000 for the year ended September 30, 2002 compared to $1.1 million for the year ended September 30, 2001, primarily due to the decrease in the cash balance.

      Income Tax Expense (Benefit). The effective tax rate (benefit) for the years ended September 30, 2002 and 2001 was (1.1%) and 40.0%, respectively. Excluding the impairment charge of $194.9 million and the related tax benefit of $13.1 million, the effective tax rate for the year ended September 30, 2002 would have been 40.0%. The 2002 tax benefit, in part, is attributable to the portion of goodwill impaired that was deductible for income tax purposes.

Liquidity and Capital Resources

      Our cash needs are primarily for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and for remodeling or relocating older stores. Additionally, capital needs are created as acquisition opportunities are pursued.

      Our primary sources of financing have been net cash from operations, borrowings under our credit facility, and proceeds from the sale of equity or subordinated notes. At September 30, 2003 and 2002, our working capital was $86.6 million and $89.3 million, respectively. Cash provided by operations was $10.3 million for the year ended September 30, 2003. This was a result of an $11.7 million loss, depreciation and amortization of $21.8 million, a decrease of $25.7 million of inventory, a decrease of $23.9 million of accounts payable and accrued expenses, an increase of $4.9 million in customer deposits, a decrease of $3.8 million in accounts receivable and a $13.7 million increase in prepaid expenses and other assets, primarily related to tax assets recorded in conjunction with the write off of goodwill, as well as minor changes in other operating accounts.

      Net cash used in investing activities during fiscal 2003 was approximately $12.3 million. Purchase of property and equipment of $24.2 million was the primary use of cash in investing activities. Approximately $19 million was used to open twelve new stores and relocate/remodel four stores and the balance of $5 million was used for other miscellaneous capital expenditures for equipment, fixtures and leasehold improvements. In fiscal 2003, net proceeds of $12.6 million were received from the sale of two of the Company’s owned properties, which the Company now leases from the buyer. There are no other material commitments for capital expenditures other than new store openings and remodeling or relocating existing stores, which is estimated to total $10 million in the next 12 months.

      On April 16, 2003, the Company entered into an agreement with its lenders for a new three-year senior secured revolving credit facility in the amount of $110 million. The facility replaces a $100 million line of credit that was due to expire in 2004. Availability under the credit facility will be based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the new facility ranges from 2.00% to 2.50% over LIBOR, provided the Company commits the loan balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of the Company and its subsidiaries and contains various covenants and restrictions, including that: (i) Tweeter cannot create, incur, assume or permit additional indebtedness, (ii) Tweeter cannot create, incur, assume or permit any lien on any property or asset, (iii) Tweeter cannot merge or consolidate with any other person or permit any other person to merge or consolidate with the Company, (iv) Tweeter cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) Tweeter cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) Tweeter cannot declare or make any restricted payments. The borrowers under the credit facility will be subsidiaries of Tweeter, and Tweeter will be a guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%. Our weighted-average interest rate on outstanding borrowings (under this credit facility and our prior credit facility) for fiscal 2003 was approximately 3.4%. The credit facility has a maturity date of April 1, 2006, and there are not any required quarterly or monthly principal prepayments under the facility. As of September 30, 2003, $19,200,000 was available under the revolving credit facility.

      Under the credit facility as originally signed, we were required to maintain a certain fixed charge coverage ratio as of the end of each month. On August 30, 2003, we amended the agreement to eliminate this requirement, and replaced it with additional reserves in the amount of $6.0 million, used when computing the available borrowing base under the facility.

      The Company’s contractual obligations and due dates consist of the following at September 30, 2003:

	Total	2004	2005-2006	2007-2008	Thereafter

Credit facility	$48,252,000	$—	$48,252,000	$—	$—
Operating leases	262,930,000	30,194,000	54,994,000	49,658,000	128,084,000
Name in title sponsorships	22,496,000	3,267,000	6,700,000	5,950,000	6,579,000
Capital leases and other	170,000	155,000	15,000	—	—

Total	$333,848,000	$33,616,000	$109,961,000	$55,608,000	$134,663,000

      Tweeter believes that its existing cash, together with cash generated by operations and available borrowings under the credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. Furthermore, due to the seasonality if its business, Tweeter’s working capital needs are significantly higher in the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future. Within our credit facility, there is an option during our peak holiday season buying periods to have more availability on our credit line to meet these needs.

Impact of Inflation

      Management does not believe that inflation has had a material adverse effect on our results of operations. However, we cannot predict accurately the effect of inflation on future operating results.

Seasonality

      Our business is subject to seasonal variations. Historically, we have realized a significant portion of our total revenue and net income for the year during the first and fourth fiscal quarters, with a majority of net income for such quarters realized in the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have an adverse effect on our revenues and our ability to generate a profit. Our quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates or changes in cooperative advertising policies from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

Critical Accounting Policies

      Presented below is a discussion about our application of critical accounting policies that require us to make assumptions about matters that are uncertain at the time the accounting estimate is made, and where different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Management has identified the following accounting estimates as critical for Tweeter, and will discuss them separately below: allowance for bad and doubtful accounts, inventory obsolescence provision, income tax accruals, self-insurance reserves, and deferred cash discounts, volume rebates and coop advertising.

      Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure relating to it in this MD&A.

Allowance for Bad and Doubtful Accounts

      Most of our accounts receivable are due from our suppliers and less than 10% are due from retail customers. Our net accounts receivable balance at September 30, 2003 of $18.3 million constitutes 5.9% of our total assets, and the reserve of $1.1 million is 5.7% of gross accounts receivable.

      We categorize our accounts receivable by business type and estimate our bad debt reserve using four aging classifications: current, thirty-one to sixty days, sixty-one to ninety days and over ninety days. For each business type, based on the amounts in each aging category, we apply a percentage to determine the amount of the reserve to be applied to each category. If a further review of a business type shows that this methodology needs to be adjusted, the percentage of reserve is adjusted accordingly.

      In recent years, as a result of a combination of the factors described above, we have increased our bad debt reserve to reflect our estimated valuation of gross receivables. It is also possible that bad debt write-off could increase significantly in the future. We have historically estimated our bad and doubtful debt allowance as a percentage of the aging categories, which could differ materially if the historical trend changed. Estimating an allowance for doubtful accounts requires significant management judgment. In addition, different reserve estimates that we reasonably could have used would have had a material impact on our reported accounts receivable balance and thus would have had a material impact on the presentation of the results of operations. For those reasons, and in view of the fact that our accounts receivable balance is 5.9% of our total assets at September 30, 2003, we believe that the accounting estimate related to bad and doubtful accounts is a critical accounting estimate.

Inventory Obsolescence

      Inventory represents a significant portion of our assets (38.1%). Our profitability and viability is highly dependent on the demand for our products. An imbalance between purchasing levels and sales could cause rapid and material obsolescence, and loss of competitive price advantage and market share. We believe that our product mix has provided sufficient diversification to mitigate this risk. At the end of each reporting period, we reduce the value by our estimate of what we believe to be obsolete, and we recognize an expense of the same amount, which is included in cost of sales in our consolidated statement of operations.

      In our industry, merchandise models change periodically. When they do, we reclassify the old model into a discontinued category. We also reclassify merchandise into the discontinued category when we decide we no longer want to sell the item. Generally, we attempt to sell these discontinued models at standard retail prices. In estimating our obsolescence reserve, we analyze the sales of discontinued merchandise by department and determine what profit or loss was recorded in the quarter. If product of the discontinued department is sold for below cost during the quarter, then we apply that negative percentage to the value of the inventory on hand as of the balance sheet date. In addition to this reserve we also identify the selling costs to be incurred in the sale of such discontinued inventory and add that to this obsolescence reserve. We also evaluate the obsolescence of our service parts inventory based on the aging of this inventory. We apply a percentage to each aging category in order to determine the reserve amount.

      As a result of a combination of the factors described above, we have reduced our net inventory value to reflect our estimated amount of inventory obsolescence. Our inventory obsolescence reserve at September 30, 2003 is $2.1 million. It is also possible that obsolescence could rapidly become a significant issue in the future. In addition, different reserve estimates that we reasonably could have used would have had a material impact on our reported net inventory and cost of sales, and thus would have had a material impact on the presentation of our results of operations. For those reasons, we believe that the accounting estimate related to inventory obsolescence is a critical accounting estimate.

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

      Our estimate of deferred tax assets is impacted by our assessment of our ability to generate sufficient taxable income to be able to realize the deferred tax asset. Based on management’s assessment of our historical performance and the current economic conditions, we have determined that no valuation allowance against our deferred tax asset is required as of September 30, 2003 as we believe that we will be sufficiently profitable as to realize all recognized deferred tax assets. Should we not generate the expected levels of taxable income, a valuation allowance could be required.

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

      We determined that the total future liability related to claims that have already been incurred but have not been billed is $2.8 million, compared to our estimate last year of $3.0 million.

      We believe that the accounting estimate related to assessment of future liability for current insurance claims is a critical accounting estimate because it is highly susceptible to change from period to period due to the requirement that our management make assumptions about future costs of claims based on historical costs.

Deferred Cash Discounts, Volume Rebates and Coop Advertising

      We receive cash discounts for timely payment of merchandise invoices and recognize these amounts in our statement of operations upon the sale of the inventory. The amount of the deferral for discounts received but not yet recognized in income is $3.4 million as of September 30, 2003, compared to $4.6 million as of September 30, 2002 and is classified as a reduction in gross inventory in the consolidated balance sheet.

      We also receive substantial funds from our suppliers for volume rebates and coop advertising. These funds can be earned in two ways; the first is based on levels of inventory purchases and the second is based on performance of specific advertising activities. Amounts earned based on levels of inventory purchases are recognized in the income statement based on when the inventory from each supplier is sold. Amounts earned based on performance of specific advertising activities are recognized in the income statement as these activities are performed. The amount of the deferral for amounts received related to levels of inventory purchases is $10.8 million, as of September 30, 2003, compared to $6.2 million as of September 30, 2002. No amounts were deferred as of September 30, 2003 for specific advertising activities as we did not have any unfulfilled obligations in relation to cash received prior to the year end.

      Many of our agreements include stretch goals where the level of funds earned is dependent upon achieving certain purchase levels. We record these program funds as a reduction of inventory costs when we determine that we are likely to achieve the goal.

      We believe that the accounting estimate related to deferred cash discounts, volume rebates and coop advertising is a critical accounting estimate because it is highly susceptible to change from period to period due to changes in inventory levels, the supplier mix of the inventory on hand, and the timing of performance of specific advertising activities in relation to when the cash for these activities is received.

Recent Accounting Pronouncements

      Prior to fiscal 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The adoption of these standards in fiscal year 2003 did not have a material effect on our financial position or result of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this pronouncement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after December 31, 2002. The adoption of SFAS No. 148 did not have a material effect on our consolidated financial position or results of operations as we continue to account for stock-based compensation to employees using the intrinsic method under APB 25.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This pronouncement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are effective for transactions that are entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on our consolidated financial position and results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of our participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIEs, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIEs that are deemed significant, even if consolidation is not required. We do not expect that the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

      In July 2003, the EITF issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on our consolidated financial position or results of operations.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates, principally related to our borrowings. We do not enter into financial instruments for trading purposes.

      On July 14, 2003, we entered into an interest rate swap which fixes the interest rate on up to $35 million of libor-based borrowings under the revolving term bank loan at 1.69%, plus the applicable margin, for the period from January 1, 2004 to December 31, 2004. The interest rate swap has been designated as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For the year ended September 30, 2003, we did not record any expense or income in the statement of operations with respect to this instrument. At September 30, 2003, we had $48.3 million of variable rate borrowings outstanding under our revolving credit facility that approximates fair value. A hypothetical 10% change in interest rates for this variable rate debt would have an approximate $164,000 annual impact on our interest expense.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Tweeter Home Entertainment Group, Inc. and Subsidiaries

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

     Tweeter Home Entertainment Group, Inc.
Canton, Massachusetts

      We have audited the accompanying consolidated balance sheets of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on October 1, 2001. As discussed in Note 2 to the consolidated financial statements, during fiscal 2003, the Company changed its method of accounting for vendor consideration.

Boston, Massachusetts

November 24, 2003

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$2,282,635	$1,850,449
Accounts receivable, net of allowance for doubtful accounts of $1,075,000 and $1,110,000 at September 30, 2002 and 2003, respectively	23,116,040	18,263,564
Inventory	143,234,060	117,569,528
Deferred tax assets	3,943,838	5,938,916
Prepaid expenses and other current assets	17,084,739	26,930,455

Total current assets	189,661,312	170,552,912
Property and equipment, net	134,310,705	126,220,975
Long-term investments	1,103,280	2,113,020
Deferred tax assets	7,273,068	5,217,877
Intangible assets, net	2,606,667	1,926,667
Other assets, net	923,169	2,404,938

Total	$335,878,201	$308,436,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,809,258	$7,364,925
Accounts payable	51,550,051	32,493,675
Accrued expenses	27,449,859	22,735,570
Customer deposits	16,259,734	21,168,837
Deferred warranty	301,583	215,381

Total current liabilities	100,370,485	83,978,388

Long-Term Debt	50,073,501	48,266,937

Other Long-Term Liabilities:
Rent related accruals	10,338,737	11,056,253
Deferred warranty	484,673	98,262

Total other long-term liabilities	10,823,410	11,154,515

Total liabilities	161,267,396	143,399,840

Commitments and Contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,378,308 shares issued at September 30, 2002 and 25,748,489 shares at September 30, 2003.	253,783	257,485
Additional paid-in capital	292,464,945	294,969,338
Unearned equity compensation	—	(408,142)
Accumulated other comprehensive income (loss)	49,280	(15,931)
Accumulated deficit	(116,305,296)	(127,967,415)

Total	176,462,712	166,835,335
Less treasury stock, at cost: 1,818,503 shares at September 30, 2002 and 1,742,616 shares at September 30, 2003	(1,851,907)	(1,798,786)

Total stockholders’ equity	174,610,805	165,036,549

Total	$335,878,201	$308,436,389

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2001	2002	2003

Total revenue	$540,122,610	$796,072,059	$786,993,926
Cost of sales	(347,941,836)	(509,258,027)	(516,873,746)

Gross profit	192,180,774	286,814,032	270,120,180
Selling expenses	135,766,354	213,662,860	239,263,514
Corporate, general and administrative expenses	26,249,613	41,436,539	46,914,728
Amortization of intangibles	2,379,946	1,572,794	680,000
Impairment charge	—	194,902,181	—

Income (loss) from operations	27,784,861	(164,760,342)	(16,738,062)
Income (loss) from equity investments	843,270	(25,836)	649,885
Loss on investment	(1,161,969)	—	—
Interest income	1,068,524	26,811	112,449
Interest expense	(376,713)	(2,282,369)	(2,834,140)

Income (loss) before income taxes	28,157,973	(167,041,736)	(18,809,868)
Income tax expense (benefit)	11,263,189	(1,912,745)	(7,147,749)

NET INCOME (LOSS)	$16,894,784	$(165,128,991)	$(11,662,119)

Basic earnings (loss) per share	$0.87	$(7.07)	$(0.49)

Diluted earnings (loss) per share	$0.84	$(7.07)	$(0.49)

Weighted average shares outstanding:
Basic	19,332,749	23,341,892	23,689,724

Diluted	20,118,993	23,341,892	23,689,724

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other	Treasury Stock			Total
			Paid-in	Accumulated	Unearned	Comprehensive			Comprehensive	Stockholder’s
	Shares	Amount	Capital	Deficit	Compensation	Income	Shares	Amount	Income	Equity

Balance, September 30, 2000	20,251,734	$202,517	$144,538,059	$31,928,911		$176,208	1,879,911	$(1,894,893)		$174,950,802
Issuance of common stock, Net	4,172,400	41,724	119,191,122							119,232,846
Issuance of shares under stock option plan including tax benefit	298,840	2,989	3,453,945							3,456,934
Estimated fair value of stock options exchanged in Sound Advice merger			17,624,874							17,624,874
Issuance of treasury stock under employee stock purchase plan			324,941				(23,765)	16,636		341,577
Comprehensive Income:
Net income				16,894,784					$16,894,784	16,894,784
Unrealized holding gain arising during the period						3,425,776
Less: Reclassification adjustment of a $528,331 gain included in goodwill and a loss of $396,767 in net income						(3,536,066)

Net unrealized loss on investments, net of tax of $73,471						(110,290)			(110,290)	(110,290)

Comprehensive income									$16,784,494

Balance, September 30, 2001	24,722,974	$247,230	$285,132,941	$48,823,695		$65,918	1,856,146	$(1,878,257)		$332,391,527
Issuance of common stock, Net	42,886	429	998,729							999,158
Issuance of shares under stock option plan including tax benefit	612,448	6,124	5,749,108							5,755,232
Issuance of treasury stock under employee stock purchase plan			372,340				(37,643)	26,350		398,690
Other			211,827							211,827
Comprehensive Income:
Net loss				(165,128,991)					$(165,128,991)	(165,128,991)
Net unrealized loss on investments, net of tax of $11,092						(16,638)			(16,638)	(16,638)

Comprehensive loss									$(165,145,629)

Balance, September 30, 2002	25,378,308	$253,783	$292,464,945	$(116,305,296)		$49,280	1,818,503	$(1,851,907)		$174,610,805
Issuance of shares under stock option plan including tax benefit	100,181	1,002	519,195							520,197
Issuance of treasury stock under employee stock purchase plan			357,698				(75,887)	53,121		410,819
Issuance of restricted stock	270,000	2,700	1,627,500		(1,627,500)					2,700
Amortization of unearned equity compensation					1,219,358					1,219,358
Comprehensive Income:
Net loss				(11,662,119)					$(11,662,119)	(11,662,119)
Net unrealized gain on investments, net of tax of $7,301						10,951			10,951	10,951
Fair value of interest rate forward contract, net of tax of $50,774						(76,162)			(76,162)	(76,162)

Comprehensive loss									$(11,727,330)

Balance, September 30, 2003	25,748,489	$257,485	$294,969,338	$(127,967,415)	$(408,142)	$(15,931)	1,742,616	$(1,798,786)		$165,036,549

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,894,784	$(165,128,991)	$(11,662,119)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,375,721	18,062,884	21,791,829
Non-cash compensation	—	—	1,219,358
(Income) loss from joint venture	(843,270)	25,836	—
Loss on disposal of equipment	—	209,132	924,542
Provision for doubtful accounts	119,256	803,448	1,014,939
Tax benefit from options exercised	2,307,791	3,020,336	119,100
Deferred income tax (benefit) provision	5,735,913	(7,359,770)	103,586
Amortization of deferred gain on sale leaseback	—	—	(45,233)
Loss (gain) on investment	1,161,969	—	(273,746)
Impairment charge	—	194,902,181	—
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	(10,025,370)	5,936,637	3,837,537
Decrease (increase) in inventory	2,436,264	(12,145,787)	25,664,532
Increase in prepaid expenses and other assets	(13,248,825)	(6,043,993)	(13,661,145)
Increase (decrease) in accounts payable and accrued expenses	14,669,867	(5,884,398)	(23,897,696)
Increase in customer deposits	1,011,113	1,752,770	4,909,103
Increase in rent related accruals	3,640,472	367,395	734,747
Decrease in deferred warranty	(679,464)	(794,987)	(472,613)

Net cash provided by operating activities	34,556,221	27,722,693	10,306,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,572,530)	(54,599,895)	(24,188,284)
Proceeds from sale-leaseback transaction, net of fees	—	13,827,121	12,551,118
Proceeds from sale of property and equipment	—	25,150	59,488
(Purchase) sale of investments	(2,829,222)	88,791	(750,000)
Cash paid for acquisitions, net of cash acquired	(24,767,020)	(4,812,735)	—
Dividends from joint venture	600,000	3,231,951	25,052

Net cash used in investing activities	(74,568,772)	(42,239,617)	(12,302,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in amount due to bank	(3,752,803)	(3,944,169)	2,689,382
Net proceeds (payments) of debt	36,944,944	14,120,346	(1,940,279)
Payment of debt assumed in acquisitions	(25,684,896)	—	—
Proceeds from options exercised	1,149,143	2,734,896	403,797
Proceeds from employee stock purchase plan	341,577	398,690	410,819
Proceeds from other equity transactions	—	211,827	—

Net cash provided by financing activities	8,997,965	13,521,590	1,563,719

DECREASE IN CASH AND CASH EQUIVALENTS	(31,014,586)	(995,334)	(432,186)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,292,555	3,277,969	2,282,635

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,277,969	$2,282,635	$1,850,449

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$233,213	$2,395,892	$2,623,688

Income taxes	$10,835,667	$10,151,471	$(40,007)

Noncash investing activities:
Issuance of common stock and assumption of options for acquisitions	$136,860,000	$1,000,000	$—

New capital leases	$741,000	$—	$—

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2001, 2002 and 2003

1. Business of the Company

      The Company sells audio, video, entertainment and electronics products through a chain of 174 retail stores in the New England, Mid-Atlantic, Southeast, Texas, Southern California, greater Chicago, Florida and Arizona markets. The Company operates under the names “Tweeter,” “HiFi Buys,” “Sound Advice,” “Bang & Olufsen,” “Electronic Interiors,” “Showcase Home Entertainment” and “Hillcrest High Fidelity.” The Company operates in a single business segment of retailing audio and video consumer electronics products.

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

      Inventory — Inventory, which consists primarily of goods purchased for resale, is stated at the lower of average cost or market.

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

      Long-Term Investments — Long-term investments consist of investments in marketable equity securities and an investment in a privately held company. Marketable equity securities are stated at fair value. Marketable equity securities are classified as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income, which is reflected in stockholders’ equity. Prior to the third quarter of fiscal 2003, the investment in a privately held company, Tivoli Audio LLC (“Tivoli”), was accounted for using the cost method. On June 30, 2003, Tweeter made an additional investment of $750,000 in Tivoli. This additional investment increased the Company’s ownership percentage to 25%, resulting in the Company accounting for this investment in 2003 using the equity method of accounting. The difference between income recorded on the cost method and the equity method in 2001 and 2002 was not material.

      Intangible Assets — Intangible assets consist of non-compete agreements and tradenames, which are amortized on a straight-line basis over five years.

      Goodwill — Prior to fiscal 2002, goodwill generated from acquisitions initiated before June 30, 2001 was amortized on a straight-line basis over twenty to twenty-five years. In fiscal 2002, amortization of goodwill generated from acquisitions initiated before June 30, 2001 ceased in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and no amortization was charged on goodwill generated from acquisitions initiated subsequent to June 30, 2001 (Sound Advice and Hillcrest). As described in Note 9, during the three months ended September 30, 2002, all of the Company’s goodwill was determined to be fully impaired and was written off.

      Other Assets — Other assets include deferred financing costs that are being amortized over the term of the financing.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fair Market Value of Financial Instruments — The estimated fair market values of the Company’s financial instruments, which include accounts receivable, accounts payable and other current liabilities, approximate their carrying values due to the short term nature of these instruments. The carrying value of long-term debt approximates fair value due to its variable interest rate.

      Financial Instruments — The Company is exposed to market risks arising from changes in interest rates on its revolving term bank loan. On July 14, 2003, the Company entered into a pay fixed, receive floating interest rate swap to change the interest rate exposure on its bank loan. On the date on which the Company entered into the derivative, the derivative was designated as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

      Long-Lived Assets — When conditions indicate a need to evaluate recoverability, SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” requires that the Company (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset.

      Accounting for Estimates — In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated financial statements include allowances for potential bad debts, vendor allowances, obsolete inventory, intangible assets and goodwill, the useful lives of its long-lived assets, the recoverability of deferred tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions in the near term would have a significant effect on the consolidated financial position or results of operations. Actual results could differ from these estimates.

      Revenue Recognition — Revenue from merchandise sales is recognized upon shipment or delivery of goods. Service revenue is recognized when the repair service is completed. Revenue from installation labor is recognized as the labor is provided. The Company records a sales returns reserve to reflect estimated sales returns after the period.

      Automatic Price Protection — Under this program, if a customer purchases a consumer electronics product from one of the Company’s stores and a competitor within twenty-five miles of the store advertises a lower price within thirty days, the Company automatically sends a check to the customer for the difference. Tweeter records the cost of its Automatic Price Protection as a reduction in revenue and records a reserve, based on management’s estimate of future liability under the program.

      Warranty Revenue — The Company sells extended warranties for third-party providers. The Company receives a commission from the third-party provider which is recorded as revenue at the time of sale.

      Prior to their acquisition by Tweeter, Bryn Mawr Radio and Television Inc., HiFi Buys Incorporated, and Douglas T.V. & Appliance, Inc. and Douglas Audio Video Centers, Inc. sold extended warranty contracts beyond the normal manufacturers’ warranty period. The term of the coverage (including the manufacturers’ warranty period) is between twelve and sixty months. The fair value of the deferred revenue from the sale of the extended warranty contracts sold prior to the acquisition by Tweeter has been deferred and is being amortized on a straight-line basis over the contract period. All costs related to the contracts are charged to expense as incurred.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income Taxes — The Company provides for deferred tax liabilities or assets resulting from temporary differences between financial reporting and taxable income and for loss carry-forwards based on enacted tax laws and rates.

      Store Opening Costs — Costs of a non-capital nature incurred prior to store openings are expensed as incurred.

      Stock-Based Compensation — The Company accounts for its common stock incentive plans for employees and its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In compliance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has disclosed the required pro forma effect on net income (loss) below.

      For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in 2001, 2002 and 2003 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	2001	2002	2003

Risk free interest rate	3.90%	3.24%	2.82%
Expected life of option grants (years)	3.3	5.0	7.8
Expected volatility of underlying stock	113.3%	105.9%	83.8%

      Had compensation cost for stock option grants during the years ended September 30, 2001, 2002 and 2003 been determined under the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	2001	2002	2003

Net income (loss) as reported	$16,895,000	$(165,129,000)	$(11,662,000)
Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	—	—	756,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,552,000)	(5,298,000)	(5,871,000)

Pro forma net income (loss)	$13,343,000	$(170,427,000)	$(16,777,000)

Earnings (loss) per share
Basic — as reported	$0.87	$(7.07)	$(.49)

Basic — pro forma	$0.69	$(7.30)	$(.71)

Diluted — as reported	$0.84	$(7.07)	$(.49)

Diluted — pro forma	$0.66	$(7.30)	$(.71)

The weighted-average grant date fair value of all grants issued for the years ended September 30, 2001, 2002 and 2003 was $17.36, $5.08, and $4.13, respectively.

      Deferred Rent and Rental Expense — Minimum rent expense is recorded using the straight-line method over the related lease term. The difference between current payments required and rent expense is reflected as

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred rent. Net gain from sale-leaseback transactions are initially deferred and then amortized over the lease term.

      Vendor Allowances, Allowance for Bad and Doubtful Accounts — Accounts receivable are primarily due from the suppliers from which the Company buys its products. The various types of allowances included in accounts receivable are purchase rebate allowances, cooperative advertising allowances, returned merchandise and warranty work performed by the Company’s service departments.

      Cash discounts earned for timely payments of merchandise invoices are recorded as a reduction of inventory and recognized in the statement of operations upon the sale of the related inventory.

      Purchase rebate allowances and general cooperative advertising allowances are earned based on the purchase of inventory. The carrying value of inventory is initially reduced by the amount of purchase rebates and advertising allowances earned, resulting in lower cost of goods sold when the inventory is sold. Certain supplier agreements include stretch goals where the level of funds earned is dependent upon the Company achieving certain purchase levels. These program funds are recorded as a reduction of inventory costs when it is determined that it is likely the Company will achieve the goal.

      Vendor allowances earned based on specific advertising activities and other activities are recognized as a reduction of the expense as these activities are performed and only to the extent that the cost of the activities equals or exceeds the amount of the allowance.

      When the Company returns merchandise to a supplier, typically because it is defective, the Company records a receivable for the value of the merchandise returned and reduces the inventory balance.

      The Company sells products that come with a manufacturer’s warranty. When the Company repairs products that are still under manufacturer’s warranty, the supplier reimburses the Company for the parts and the technician’s labor. Once the product is repaired, the Company establishes a receivable for the amounts due from the supplier and records warranty revenue.

      During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) which addresses how and when to reflect consideration received from suppliers in the consolidated financial statements. Under EITF 02-16, certain consideration received from suppliers that would have previously been recorded as a reduction to selling expenses, is now recorded as a reduction to cost of goods sold. The amount of reimbursement received after January 1, 2003 upon the adoption of EITF 02-16 that were treated as a reduction of cost of goods sold but which would have been recorded as a reduction of advertising expenses prior to EITF 02-16 amounted to $11,077,000 for the fiscal year ended September 30, 2003.

      Advertising — For the years ended September 30, 2001, 2002 and 2003, gross advertising expense, including electronic media, newspaper, buyer’s guides and direct mailings, which are expensed when released, was $32,621,000, $44,378,000 and $43,921,000, respectively. Cooperative advertising, for specific advertising activities received from suppliers offsetting our gross advertising expense, excluding the effect of the EITF 02-16 reclass, amounted to $27,600,000, $36,169,000 and $28,856,000 for the years ended September 30, 2001, 2002 and 2003, respectively, resulting in net advertising of $5,021,000, $8,209,000 and $15,065,000 for the three years, respectively.

      Comprehensive Income (Loss) — For the years ended September 30, 2001, 2002 and 2003, the Company’s comprehensive income (loss) was comprised of net income (loss), net unrealized gains or losses on investments and net change in the value of the derivative instrument.

      Earnings Per Share — Basic earnings per share is calculated based on the weighted-average number of common shares outstanding. Diluted earnings per share is based on the weighted-average number of common shares outstanding, and dilutive potential common shares (common stock options).

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Fiscal Years Ended September 30,

	2001	2002	2003

Basic Earning Per Share (“EPS”):
Numerator:
Net income (loss)	$16,894,784	$(165,128,991)	$(11,662,119)

Denominator:
Weighted-average shares outstanding	19,332,749	23,341,892	23,689,724

Basic EPS	$0.87	$(7.07)	$(0.49)

Diluted Earnings Per Share:
Numerator	$16,894,784	$(165,128,991)	$(11,662,119)

Denominator:
Weighted-average common shares outstanding	19,332,749	23,341,892	23,689,724
Potential common stock equivalents outstanding	786,244	—	—

Total	20,118,993	23,341,892	23,689,724

Diluted EPS	$0.84	$(7.07)	$(0.49)

      The number of potentially dilutive shares excluded from the earnings per share calculation for fiscal 2001, 2002 and 2003 because they are anti-dilutive was 502,600, 3,596,393 and 4,330,631, respectively.

      Segment Information — The Company operates in one business segment. The table below sets forth the approximate percentage of revenues for each of the Company’s primary product categories for its fiscal years ended September 30, 2001, 2002 and 2003. The percentage of revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in the Company’s product mix, acquisitions of stores with different product mixes, and the timing of marketing events. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Retail Revenues

	Fiscal Years Ended
	September 30,

Product Category	2001	2002	2003

Audio Equipment(1)	28%	25%	22%
Video Equipment(2)	50%	51%	54%
Mobile Equipment and Other(3)	22%	24%	24%

(1)	Includes speakers, cassette decks, receivers, turntables, compact disc players, mini-disc players, amplifiers, preamplifiers, home theater in a box, and portable audio equipment.

(2)	Includes televisions, projection televisions, video recording devices, camcorders, DVD players, satellite dishes and video accessories.

(3)	Includes car decks, amplifiers and speakers, car security products, navigation equipment, wireless phones, audio and car accessories, installation and service labor, and extended performance guarantees.

     Recent Accounting Pronouncements — Prior to fiscal 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 145, “Rescission of FASB

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The adoption of these standards in fiscal year 2003 did not have a material effect on the Company’s consolidated financial position or result of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this pronouncement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after December 31, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position or results of operations as the Company continues to account for stock-based compensation to employees using the intrinsic method under APB 25.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This pronouncement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are effective for transactions that are entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company’s consolidated financial position and results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of our participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIEs, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company does not expect that the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

      In July 2003, the EITF issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reclassifications — Certain financial statement amounts for 2001 and 2002 have been reclassified to conform to the classifications used in the September 30, 2003 consolidated financial statements.

3. Property and Equipment

      Major classifications of property and equipment are summarized below:

	September 30,

	2002	2003

Leasehold improvements	$83,388,420	$98,609,766
Furniture and equipment	48,959,423	59,795,910
Buildings	19,982,866	14,105,527
Land	6,356,498	940,000
Automobiles and trucks	2,879,253	2,900,725
Capitalized leases	401,516	112,575
Construction in progress	6,340,127	2,984,123
Leasehold interests	171,986	171,986

	168,480,089	179,620,612
Less accumulated depreciation and amortization	34,169,384	53,399,637

	$134,310,705	$126,220,975

      In September 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back five of its owned retail properties and related equipment. These leases are treated as operating leases. The total cost of all assets sold was $14,548,609 and proceeds, net of related fees, were $13,827,121. Accumulated depreciation on assets sold as part of the sale-leaseback transaction was $1,366,125. The net gain on the sale-leaseback transaction of $644,637 is being amortized over fifteen years and is included within rent related accruals in the consolidated balance sheet. Due to the timing of the transaction, no portion of this gain was recognized in the income statement for the year ended September 30, 2002. During fiscal 2003, the Company recognized $44,766 of gain in the income statement.

      In June and September 2003, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back two of its owned retail properties and related equipment. These leases are treated as operating leases. The total cost of all assets sold was $13,202,622 and proceeds, net of related fees, were $12,551,118. Accumulated depreciation on assets sold as part of the sale-leaseback transaction was $679,506. The net gain on the sale-leaseback transaction of $28,002 is being amortized over fifteen years and is included within rent related accruals in the consolidated balance sheet. For the year ending September 30, 2003, $467 of this gain was recognized in the statement of operations.

      Depreciation and amortization of property and equipment for the fiscal years ended September 30, 2001, 2002 and 2003 aggregated $8,995,868, $16,248,258 and $20,325,147, respectively. During fiscal 2003, fully depreciated assets with an original cost of $253,911 were written off.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Accrued Expenses

      Accrued expenses consist of the following:

	September 30,

	2002	2003

Compensation and fringe benefits	$9,056,479	$8,630,601
Advertising related accruals	5,258,181	118,925
Sales taxes payable	3,569,640	3,620,453
Insurance reserves	2,950,000	2,750,000
Other	6,615,559	7,615,591

	$27,449,859	$22,735,570

5. Debt

      Long-term debt consists of the following:

	September 30,

	2002	2003

Revolving term credit facility	$49,900,000	$48,251,917
Amounts due bank	4,520,513	7,209,895
Capital leases	352,810	112,575
Other	109,436	57,475

Subtotal	54,882,759	55,631,862
Less current portion	4,809,258	7,364,925

	$50,073,501	$48,266,937

      On June 29, 2001, the Company signed a three-year senior credit facility (the “Credit Facility”) that provided the Company the ability to borrow up to $75 million. On May 31, 2002 the Credit Facility was amended to increase the availability to $100 million. Borrowings under the Credit Facility were collateralized by the Company’s inventory and certain other assets and bore interest at the lender’s base rate (4.75% at September 30, 2002), or Eurodollar pricing plus 1.5% if the Company committed to borrow amounts for a period of at least thirty days. The Company’s weighted-average interest rate on outstanding borrowings during 2002 was approximately 3.1%. The Credit Facility contained restrictive covenants and conditions, including requirements to maintain certain minimum financial ratios and a designated net worth level as well as limits on capital expenditures. This Credit Facility also restricted the Company from paying cash dividends. The Credit Facility had a maturity date of July 31, 2004.

      On April 16, 2003, the Company concluded arrangements with its lenders, for a new three-year senior secured revolving Credit Facility in the amount of $110 million. The new Credit Facility replaces the $100 million line of credit that was due to expire in 2004. Availability under the Credit Facility is based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the new Credit Facility ranges from 2.00% to 2.50% over LIBOR, provided the Company commits the balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of the Company and its subsidiaries and contains various covenants and restrictions, including that: (i) Tweeter cannot create, incur, assume or permit additional indebtedness, (ii) Tweeter cannot create, incur, assume or permit any lien on any property or asset, (iii) Tweeter cannot merge or consolidate with any other person or permit any other person to merge or consolidate with the Company, (iv) Tweeter cannot purchase,

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hold or acquire any investment in any other person except those specifically permitted, (v) Tweeter cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) Tweeter cannot declare or make any restricted payments. The borrowers under the Credit Facility will be subsidiaries of Tweeter, and Tweeter will be a guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%. Our weighted-average interest rate on outstanding borrowings (under this Credit Facility and our prior Credit Facility) for fiscal 2003 was approximately 3.4%. The Credit Facility has a maturity date of April 1, 2006, and there are no required quarterly or monthly principal prepayments under the facility. As of September 30, 2003, $19,200,000 was available under the revolving Credit Facility.

      On July 14, 2003, the Company entered into an interest rate swap which fixes the interest rate on up to $35 million of libor-based borrowings under the Credit Facility at 1.69%, plus the applicable margin, for the period from January 1, 2004 to December 31, 2004. The interest rate swap has been designated as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative instrument is recognized in current earnings during the period of change. For the year ended September 30, 2003, the Company has not recorded any expense or income in the statement of operations with respect to this instrument.

      Under the Credit Facility as originally signed, the Company was required to maintain a certain fixed charge coverage ratio as of the end of each month. On August 30, 2003, the Company amended the agreement to eliminate this requirement, and replaced it with additional reserves in the amount of $6.0 million, used when computing the available borrowing base under the facility.

      On the accompanying consolidated balance sheets, included in the “Current portion of long-term debt” is $4,520,513 and $7,209,895 for 2002 and 2003, respectively, which represents checks issued but not yet cleared (amounts due bank).

6. Employee Savings Plan

      In October 1985, the Company established an employee savings plan covering all of its employees. Under the terms of the plan, which was adopted under Section 401(k) of the Internal Revenue Code, the Company can match employee contributions. Such matching contributions cannot exceed the employer’s established annual percentage of compensation, which was a maximum of 6% for the years ended September 30, 2001 and 2002. The Company’s contribution expense was $650,000 and $750,000 for the years ended September 30, 2001 and 2002, respectively. There was no contribution expense for the year ended September 30, 2003.

7. Commitments and Contingencies

      The Company leases the majority of its stores, installation centers, warehouses and administrative facilities under operating leases. The lives of these leases range from five to twenty years with varying renewal options. The leases provide for base rentals, real estate taxes, common area maintenance charges and, in some instances, for the payment of percentage rents based on sales volume. Rent expense for the years ended September 30, 2001, 2002 and 2003 was $20,514,859, $31,977,705 and $37,532,687, respectively, including percentage rent expense of $318,817, $474,944 and $209,253 respectively.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental commitments under non-cancelable operating leases as of September 30, 2003 are as follows:

2004	$30,194,115
2005	28,228,404
2006	26,765,965
2007	25,454,007
2008	24,203,892
Thereafter	128,083,771

Total	$262,930,152

      The Company has entered into employment agreements with certain key employees. These agreements provide for continued employment with termination of the agreement at the option of either party. Under certain circumstances, the key employees could receive an amount up to two times their annual base salary.

      Beginning in April 1999, the Company entered into five agreements to become the “name in title” sponsor for various performing arts centers in certain key markets throughout the country. Under these agreements, the Company will be required to pay $3,266,667 in fiscal 2004, $3,350,000 the next three fiscal years, $2,600,000 in fiscal 2008, and $6,579,166 thereafter.

      The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

8. Income Taxes

      The provision for income taxes consisted of the following:

	Fiscal Years Ended September 30,

	2001	2002	2003

Current:
Federal	$4,437,899	$4,413,332	$(6,950,580)
State	1,089,377	1,033,693	(300,755)

	5,527,276	5,447,025	(7,251,335)
Deferred	5,735,913	(7,359,770)	103,586

	$11,263,189	$(1,912,745)	$(7,147,749)

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of significant temporary differences comprising the Company’s current and long-term net deferred tax assets are as follows:

	September 30,

	2002	2003

Employee compensation and fringe	$1,155,540	$2,143,806
Bad debt reserve	457,305	471,672
Inventory related accruals	1,411,457	2,600,894
Self insured health insurance accruals	574,290	616,149
Other	216,953	14,873
Deferred revenue	128,293	91,522

Net deferred tax assets — current	3,943,838	5,938,916

Deferred rent	2,267,781	2,835,726
Depreciation	(4,399,763)	(6,788,103)
Deferred revenue	176,418	39,784
Unrealized (gain)/loss on marketable equity securities	(32,853)	10,620
Goodwill and intangible assets	10,005,529	8,894,988
State deferred taxes, net	(744,044)	107,691
Other	0	117,171

Net deferred tax assets — long-term	7,273,068	5,217,877

Total net deferred tax assets	$11,216,906	$11,156,793

      The Company has determined that it is more likely than not that it will fully realize the deferred tax assets. Consequently, no valuation allowance was established as of September 30, 2002 and 2003. The Company has approximately $16 million of state net operating losses to be carried forward, which expire between 2008 and 2023.

      A reconciliation between the statutory and effective income tax rates is as follows:

	Fiscal Years Ended
	September 30,

	2001	2002	2003

Statutory income tax rate (benefit)	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	4.3	(0.1)	(4.6)
Non-deductible impairment charge	—	33.9	—
Other	0.7	0.1	1.6

Effective income tax rate	40.0%	(1.1)%	(38.0)%

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Acquisitions, Intangibles and Goodwill

Fiscal Year 2001 Acquisitions

      During fiscal year 2001, the Company acquired the following three entities for a total cost, including acquisition costs, of $15,760,000, which included the issuance of 125,905 shares of common stock valued at $3,397,000:

•	Douglas T.V. & Appliance Inc. and Douglas Audio Video Centers, Inc., a four-store consumer electronics retailer in the Chicago, Illinois area.

•	The Video Scene, Inc. (d/b/a Big Screen City), a four-store consumer electronics retailer based in the San Diego, California area.

•	SMK Marketing, Inc. (d/b/a Audio Video Systems), a three-store consumer electronics retailer in the Charlotte, North Carolina area.

      Goodwill recognized in these three transactions amounted to $15,819,000, of which $9,601,000 is expected to be tax-deductible.

      On August 1, 2001, the Company also acquired 100% of the outstanding common stock of Sound Advice, Inc. (“Sound Advice”). The results of Sound Advice’s operations have been included in the consolidated financial statements since that date. Sound Advice is a full service specialty retailer of consumer electronics products sold in thirty-three Florida-based stores and five Arizona-based stores. This acquisition was consummated for a number of reasons, including the compatibility of Sound Advice with Tweeter’s existing acquisition strategy, the protection of growing markets in Florida and Arizona, the strength of Sound Advice’s management team, expected efficiencies of a combined infrastructure and the timing of the acquisition (i.e., prior to the fiscal 2001 holiday selling season). All of these reasons contributed to the excess of consideration over the fair value of assets acquired and liabilities assumed.

      The aggregate purchase price was $149,974,000, which included the issuance of 4,046,495 shares of common stock valued at $115,838,000. Acquired intangible assets amounted to $7,505,000 for non-compete agreements and tradenames, both of which have weighted-average useful lives of five years. At the end of fiscal 2002, all acquired intangible assets were reviewed for impairment and an impairment charge of $3,425,000 was recognized. Of this total impairment charge, $3,147,000 related to the Sound Advice acquisition.

      The $135,944,000 of goodwill in connection with the acquisition of Sound Advice was all assigned to the Company’s one operating segment and reporting unit and was part of the impairment charge taken in fiscal 2002. None of the goodwill is expected to be deductible for income tax purposes.

Fiscal Year 2002 Acquisition

      During fiscal year 2002, the Company acquired Hillcrest High Fidelity, Inc. a two store specialty retailer with a significant focus on in-home installation, in Dallas, Texas. The total purchase consideration, including acquisition costs, was $5,690,000, which included the issuance of 42,886 shares of common stock valued at $1,000,000. Goodwill recognized in this transaction amounted to $4,538,000, of which no tax deduction is expected.

      Total cash paid for acquisitions in fiscal 2002 of $4,813,000 in the statement of cash flows represents the total cash consideration of the Hillcrest transaction, net of cash acquired and amounts not paid as of September 30, 2002, as well as cash paid for acquisitions made in the prior fiscal year which had been accrued as of September 30, 2001.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired Intangible Assets

      For the fiscal years ended September 30, 2001, 2002 and 2003, the amortization expense of tradenames and non-compete agreements was $250,168, $1,572,794 and $680,000, respectively. During fiscal 2002 the Company, as part of the impairment charge, wrote down the value of certain intangible assets by $3,425,372. The accumulated amortization of intangible assets that were impaired was $1,029,629. For each of the fiscal years 2004 and 2005, the amortization expense is estimated to be $680,000 and for the fiscal year 2006 the amortization is estimated to be $567,000.

Goodwill

      On October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required that goodwill be reviewed for impairment periodically. Upon adopting SFAS No. 142, the carrying value of goodwill was evaluated in accordance with the standard and determined not to be impaired. Subsequently, as part of the annual impairment test required under SFAS No. 142, a sustained reduction in the Company’s market capitalization indicated that the carrying value of goodwill may be impaired. Based on this, the Company hired an independent third party to prepare a valuation analysis and the results of the valuation indicated that the goodwill recorded was fully impaired. For the fiscal year ended September 30, 2002, an impairment charge of $191,477,000 was taken to write off all recorded goodwill.

      Had the non-amortization provisions of SFAS No. 142 been effective for fiscal 2001, the Company’s net income and earnings per share would have been as follows for fiscal year 2001:

Fiscal Year Ended
September 30,
2001

Net Income
Reported net income	$16,894,784
Add back goodwill amortization, net of tax	1,277,867

Adjusted net income	$18,172,651

Basic Earnings Per Share:
Reported net income	$0.87
Add back goodwill amortization, net of tax	0.07

Adjusted net income	$0.94

Diluted Earnings Per Share:
Reported net income	$0.84
Add back goodwill amortization, net of tax	0.06

Adjusted net income	$0.90

10. Stockholders’ Equity

      Common Stock — Holders of common stock are entitled to dividends if declared by the Board of Directors, and each share carries one vote. The common stock has no cumulative voting, redemption or preemptive rights.

      Common Stock Incentive Plans — In November of 1995, the Company implemented a stock option plan, under which incentive and nonqualified stock options may be granted to management, key employees and outside directors to purchase shares of the Company’s common stock. The exercise price for incentive stock

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options for employees and nonqualified options for outside directors range from $0.31 to $32.13 per share. Options are generally exercisable over a period from one to ten years from the date of the grant and are dependent on the vesting schedule associated with the grant. Options for 350,460 and 324,134 shares were exercisable under the 1995 Stock Option Plan at September 30, 2002 and 2003, respectively.

      On June 1, 1998, the Company terminated the 1995 Stock Option Plan and adopted the 1998 Stock Option and Incentive Plan (the “1998 Plan”) to provide incentives to attract and retain executive officers, directors, key employees and consultants. On July 30, 2001, at a special meeting of the Tweeter stockholders, an amendment to the 1998 Stock Option and Incentive Plan was approved to increase the number of shares available for issuance by 1,200,000. The aggregate number of shares of common stock issuable under the 1998 Plan is 4,281,084 shares as of September 30, 2003. In addition, the number of shares of common stock issuable under the 1998 Plan will increase, on each anniversary date of the adoption of the 1998 Plan, by a number of shares not to exceed 300,000 shares.

      As options granted under the 1998 Plan are exercised, the number of shares represented by such previously outstanding options will again become available for issuance under the 1998 Plan up to a maximum of 100,000 shares of common stock annually. There were 1,587,107 and 2,591,834 shares exercisable under the 1998 Stock Option Plan at September 30, 2002 and 2003, respectively. There were 1,054,003 shares available for future grants at September 30, 2003.

      The 1998 Plan is administered by the Compensation Committee of the Board of Directors and will allow the Company to issue one or more of the following: stock options (incentive stock options and non-qualified options), restricted stock awards, stock appreciation rights, common stock in lieu of certain cash compensation, dividend equivalent rights, performance shares and performance units (collectively, “Plan Awards”). The 1998 Plan was to expire five years following its adoption. However, during fiscal 2003, the Board of Directors voted to extend the 1998 Plan for one additional year making the expiration date June 1, 2004. Awards made thereunder and outstanding at the expiration of the 1998 Plan will survive in accordance with their terms. Other than stock options, no Plan Awards were granted during 2001, 2002 and 2003.

      In any plan year no more than 25% of the shares reserved for issuance under the 1998 Plan may be used for Plan Awards consisting of restricted stock. All grants of restricted stock under the 1998 Plan will be subject to vesting over seven years, subject, however, at the administrator’s discretion, to acceleration of vesting upon the achievement of specified performance goals.

      The 1998 Plan also provides for the grant or issuance of Plan Awards to directors of the Company who are not employees of the Company. These options are 100% vested at the time of grant. The Board of Directors authorized grants of options for a total of 14,000, 40,000 and 110,400 shares of common stock for the years ended September 30, 2001, 2002 and 2003, respectively.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes transactions under the stock option plans:

			Weighted-
			Average
	Number of	Per Share Option	Exercise
	Shares	Price	Price

10/1/00	1,927,060	$0.31 to $32.13	$12.29
Granted	1,495,300	$1.69 to $29.13	$9.80
Exercised	(298,840)	$0.31 to $23.88	$3.83
Canceled	32,665	$3.62 to $32.13	$21.32

9/30/2001	3,090,855	$0.31 to $32.13	$11.81
Granted	1,126,000	$5.90 to $19.22	$6.76
Exercised	(612,582)	$0.31 to $23.88	$4.46
Canceled	7,880	$12.97 to $32.13	$21.80

9/30/2002	3,596,393	$0.31 to $32.13	$11.56
Granted	1,253,000	$3.80 to $7.45	$5.33
Exercised	(100,181)	$0.31 to $8.50	$4.00
Canceled	418,581	$3.62 to $32.13	$14.61

9/30/2003	4,330,631	$0.31 to $32.13	$9.47

		Weighted-
	Number of	Average
	Options	Exercisable
	Exercisable	Price

9/30/2003
Exercisable	2,915,968	$10.46
9/30/2002
Exercisable	1,937,567	$12.13
9/30/2001
Exercisable	1,774,850	$8.58

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about all stock options outstanding at September 30, 2003:

		Weighted-	Number of
	Shares	Average	Options
	Outstanding at	Remaining	Exercisable at
	September 30,	Contractual	September 30,
Range of Exercise Prices	2003	Life (Years)	2003

$0.31 to $3.21	163,080	2.2	163,080
$3.22 to $6.42	2,127,829	7.2	1,092,936
$6.43 to $9.64	593,757	3.4	490,937
$9.65 to $12.85	16,700	3.4	9,900
$12.86 to $16.06	850,000	3.5	620,420
$16.07 to $19.27	158,115	5.3	142,945
$19.28 to $22.49	3,000	9.0	1,800
$22.50 to $25.70	341,650	3.0	330,850
$25.71 to $28.91	60,000	3.7	46,800
$28.92 to $32.13	16,500	2.9	16,300

	4,330,631	5.3	2,915,968

      Issuance of Restricted Stock — On April 21, 2003, the Company granted 270,000 shares of restricted common stock in conjunction with the employment of its new Senior Vice President and Chief Merchandising Officer. Of these shares 162,000 vested upon grant, 54,000 shares vest on February 1, 2004 and the remaining 54,000 shares vest on February 1, 2005.

      Employee Stock Purchase Plan — During fiscal 1999, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective upon approval by the stockholders of the Company and will continue in effect for a term of twenty years, unless terminated sooner. The Company has the right to terminate the ESPP at any time. The ESPP is intended to be an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Subject to adjustment pursuant to the ESPP, the aggregate number of shares of common stock that may be sold under the ESPP is 1,000,000. In the fiscal years ended September 30, 2001, 2002 and 2003, the Company issued 23,765, 37,643 and 75,887 shares of common stock, respectively, under this plan. At September 30, 2003, there were 847,986 shares available for future sales.

11. Related-Party Transactions

      On November 9, 2001, Cyberian Outpost, Inc. was sold to FCOP Acquisition, Inc., a wholly-owned subsidiary of Fry’s Electronics, a private company operating in the state of California, for $.25 per share. Tweeter owned 285,423 shares of Cyberian Outpost, Inc. prior to this sale. The Company’s joint venture with Cyberian Outpost, Inc. ceased operations on December 31, 2001. On February 9, 2002, the joint venture and all related agreements with Cyberian Outpost, Inc. were terminated.

      In connection with the Tweeter.Outpost.com joint venture formed with Cyberian Outpost, Inc., the Company was responsible for paying its suppliers for the inventory purchased by the joint venture and billing the joint venture. For the years ended September 30, 2001 and 2002, the Company billed the joint venture $10,759,000 and $720,000, respectively, for inventory purchases. At September 30, 2002 no money was owed to the Company by the joint venture. The Company had made equity investments in the common stock of Cyberian Outpost, Inc. totaling $1,233,000. During fiscal 2001, the Company wrote down the value of these investments, taking a charge of $1,162,000. In fiscal 2002, the investment was sold and the Company received $71,000 in cash.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to the third quarter of fiscal 2003, the Company invested cash of approximately $1,021,000 in Tivoli. On June 30, 2003, Tweeter made an additional investment of $750,000 in Tivoli. This additional investment increased the Company’s ownership percentage to 25%. Tivoli is a manufacturer of consumer electronics products from which the Company purchases product for resale. The Company accounts for its investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of operations. During fiscal 2001, 2002 and 2003, the Company purchased $601,597, $2,225,392 and $3,363,724 of merchandise from Tivoli. Dividends received from Tivoli amounted to $25,097, $92,355 and $507,932 in fiscal years 2001, 2002, and 2003, respectively. Amounts payable to Tivoli were $76,469 and $46,053 at September 30, 2002 and 2003 respectively.

12. Investments

      The Company’s investments consist of the following:

	September 30,

	2002	2003

Available-for-sale equity securities	$82,133	$100,385
Equity investment in Tivoli	1,021,147	2,012,635

	$1,103,280	$2,113,020

      On October 4, 1999, the Company formed a joint venture with Cyberian Outpost, Inc. (Nasdaq: COOL), organized as Tweeter.Outpost.com, LLC, to jointly market and sell consumer electronics over the Internet. The Tweeter.Outpost.com site was launched on October 19, 1999, with a primary URL of Tweeter.Outpost.com. Each party capitalized the joint venture with a $2,500,000 investment and each party maintained a 50% interest. On November 9, 2001, Cyberian Outpost, Inc. was sold to FCOP Acquisition, Inc., a wholly owned subsidiary of Fry’s Electronics, a private company operating in the state of California, for $.25 per share. Tweeter owned 285,423 shares of Cyberian Outpost, Inc. prior to this sale. The joint venture ceased operations on December 31, 2001. On February 9, 2002, the joint venture and all related agreements with Cyberian Outpost, Inc. were terminated. During each period, the Company recorded its 50% of the net income (loss) on the statement of operations in the line “income (loss) from equity investment.” For the years ended September 30, 2001 and 2002, the amounts were income of $843,000 and a loss of $26,000, respectively. The Company was also responsible for paying its suppliers for the inventory purchased by the joint venture and billing the joint venture. At September 30, 2002, no amounts were due from the joint venture. The Company also made an equity investment of $1.2 million dollars in the common stock of Cyberian Outpost, Inc. and as of September 30, 2001, the investment was written down to $71,000 to reflect the sale of Cyberian Outpost, Inc. to FCOP Acquisition, Inc. At September 30, 2001, this investment was classified as held for trading and during fiscal 2002 it was sold for $71,000. For the fiscal years ended September 30, 2001 and 2002, the joint venture had revenues of $15,013,000 and $1,432,000, respectively, and had net income in 2001 of $1,687,000 and a net loss of $52,000 in 2002. At September 30, 2001, the joint venture had assets of $6,737,000 and liabilities of $213,000. At the time the joint venture was terminated, the Company wrote off $139,935 of start-up costs which it had been amortizing over five years.

      At September 30, 2001, 2002 and 2003, the unrealized gain, before income tax effect, on securities of $110,000, $82,000 and $100,000, respectively was included in accumulated other comprehensive income reflected in stockholders’ equity. During fiscal year 2001, the Company recorded a $1.1 million loss on its investment in Cyberian Outpost, Inc. and reclassified that investment to “trading.” This reclassification resulted in an adjustment to other comprehensive income of approximately $0.6 million. Also, on August 1, 2001, the Company eliminated its investment in Sound Advice, Inc. in connection with the acquisition described in Note 9, resulting in a reclassification adjustment of approximately $4.2 million in other comprehensive income.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Quarterly Results of Operations (Unaudited)

      The following is a tabulation of the quarterly results of operations for the fiscal years ended September 30, 2002 and 2003. The Company recorded an impairment charge in the fourth quarter of 2002 for its entire goodwill ($191,477,000) and a portion of its intangible assets ($3,425,000) as discussed in Note 9:

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2001	2002	2002	2002

	(In thousands, except per share data)
Fiscal Year 2002
Total revenue	$251,913	$185,823	$175,327	$183,009
Gross profit	91,902	66,362	63,458	65,092
Net income (loss)	13,503	2,592	103	(181,327)
Basic earnings (loss) per share	0.59	0.11	0.00	(7.71)
Diluted earnings (loss) per share	0.56	0.11	0.00	(7.71)

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2002	2003	2003	2003

	(In thousands, except per share data)
Fiscal Year 2003
Total revenue	$249,650	$181,970	$170,473	$184,901
Gross profit	87,016	64,674	63,356	55,074
Net income (loss)	5,204	(2,461)	(4,124)	(10,281)
Basic earnings (loss) per share	0.22	(0.10)	(0.17)	(.43)
Diluted earnings (loss) per share	0.22	(0.10)	(0.17)	(.43)

*               *               *               *               *

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that material information relating to Tweeter would be made known to them by others within the Company. During the period covered by this Annual Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item is included in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, to be filed with the Commission on or about December 19, 2003 (the “2004 Proxy Statement”), under “Election of Directors” and is incorporated herein by reference.

Item 11.     Executive Compensation

      The information required by this Item is included in the 2004 Proxy Statement under “Executive Compensation” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item, other than the table included below, is included in the 2004 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

			Number of
			securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column(a))

Plan category
Equity compensation plans approved by security holders:
1998 Stock Option and Incentive Plan	2,591,834	$11.44	1,054,003 (1)
1995 Stock Option Plan	324,134	2.63	—
Employee Stock Purchase Plan	152,014	9.96	847,986
Equity compensation plans not approved by security holders	—	—	—
Total	3,067,982	$10.44	1,901,989

(1)	The number of shares of common stock issuable under the plan increases each year by a number of shares not to exceed 300,000 shares. Also, as options granted under the plan are exercised, the number of shares represented by such previously outstanding options will become re-available for issuance under the plan up to a maximum of 100,000 shares of common stock annually.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is included in the 2004 Proxy Statement under “Employment/ Severance Agreements” and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

      The information required by this Item is included in the 2004 Proxy Statement under “Principal Accountant Fees and Services” and is incorporated herein by reference.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements. The financial statements required to be filed by Item 15 of this Annual Report on Form 10-K, and filed herewith, are as follows:

      Consolidated Balance Sheets as of September 30, 2002 and 2003

      Consolidated Statements of Operations for the Years Ended September 30, 2001, 2002 and 2003
      Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2001, 2002 and 2003
      Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2002 and 2003

      (a)(2) Financial Statement Schedules.

      Schedule II attached

      (a)(3) Exhibits.

      See the Exhibit Index included immediately preceding the Exhibits to this Form 10-K.

      (b) Reports on Form 8-K.

      On July 7, 2003, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its sales results for the quarter ended June 30, 2003.

      On July 24, 2003, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its Results of Operations and Financial Condition for the quarter ended June 30, 2003. In addition, Tweeter filed a transcript of its quarterly earnings conference call held on July 24, 2003.

SCHEDULE II

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	Net of	End of
Description	of Period	Expenses	Accounts	Write-Offs	Period

Years ended
September 30, 2003	$1,075	$1,483	$—	$1,448	$1,110
September 30, 2002	850	803	—	578	1,075
September 30, 2001	800	119	3	72	850

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By:	/s/ JEFFREY STONE

Jeffrey Stone
President and Chief Executive Officer

Date: December 11, 2003

By:	/s/ JOSEPH MCGUIRE

Joseph McGuire
Senior Vice President and Chief Financial Officer

Date: December 11, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ SAMUEL BLOOMBERG Samuel Bloomberg	Chairman of the Board	December 11, 2003

By:	/s/ JEFFREY STONE Jeffrey Stone	Director, President and Chief Executive Officer	December 11, 2003

By:	/s/ MICHAEL CRONIN Michael Cronin	Director	December 11, 2003

By:	/s/ JEFFREY BLOOMBERG Jeffrey Bloomberg	Director	December 11, 2003

By:	/s/ MATTHEW BRONFMAN Matthew Bronfman	Director	December 11, 2003

By:	/s/ STEVEN FISCHMAN Steven Fischman	Director	December 11, 2003

By:	/s/ PETER BESHOURI Peter Beshouri	Director	December 11, 2003

EXHIBIT INDEX

(a)     Exhibit:

Exhibit No.			Description

3.1	(9)	—	Amended and Restated Certificate of Incorporation of the Company.
3.2	(9)	—	Amendment to Amended and Restated Certificate of Incorporation of the Company.
3.3	(9)	—	Amended and Restated By-Laws of the Company, as amended.
4.1	(9)	—	Specimen Certificate representing the Company’s common stock.
4.2	(9)	—	Shareholder’s Rights Agreement.
10.1	(1)	—	1995 Stock Option Plan.
10.2	(6)	—	1998 Stock Option and Incentive Plan, as amended.
10.3	(10)	—	Employment Agreement between the Company and Samuel Bloomberg.
10.4	(10)	—	Employment Agreement between the Company and Jeffrey Stone.
10.5	(1)	—	Employment Agreement between the Company and Joseph McGuire.
10.6	(6)	—	Employment Agreement between the Company and Peter Beshouri.
10.7	(6)	—	Employment Agreement between the Company and Michael Blumberg.
10.8	(10)	—	Severance Agreement between the Company and Philo Pappas.
10.9	(1)	—	Progressive Retailers Organization, Inc. Policy and Procedures Manual.
10.10	(2)	—	Employee Stock Purchase Plan.
10.11	(3)	—	Tweeter Home Entertainment Group Deferred Compensation Plan.
10.12	(3)	—	Tweeter Home Entertainment Group Deferred Compensation Plan Adoption Agreement.
10.13	(4)	—	Credit Agreement dated as of June 29, 2001 among the Company, Fleet National Bank and the other parties thereto.
10.14	(5)	—	Third Amendment to Credit Agreement, dated as of May 31, 2002, among the Company, Fleet National Bank and the other parties thereto.
10.15	(6)	—	Fourth Amendment to Credit Agreement dated as of September 27, 2002 among the Company, Fleet National Bank and the other parties thereto.
10.16	(7)	—	Fifth Amendment to Credit Agreement dated as of January 29, 2003 among the Company, Fleet National Bank and the other parties thereto.
10.17	(8)	—	Credit Agreement dated as of April 16, 2003, among the Company, Fleet National Bank and other parties thereto.
10.18	(8)	—	Guarantee dated as of April 16, 2003, among the Company, Fleet National Bank and other parties thereto.
10.19	(10)	—	Third Amendment to Credit Agreement, dated as of August 30, 2003, among the Company, Fleet National Bank and other parties thereto.
14	(10)	—	Code of Ethics.
21	(6)	—	Subsidiaries of the Company.
23	(10)	—	Consent of Deloitte & Touche LLP.
31.1	(10)	—	Rule 13a-14(a)/15d-14(a) Certification.
31.2	(10)	—	Rule 13a-14(a)/15d-14(a) Certification.
32.1	(10)	—	Section 1350 Certification.
32.2	(10)	—	Section 1350 Certification.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-51015) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-70543) or amendments thereto and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed April 23, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(10)	Filed herewith.