Form 10-Q
period 2003-12-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2004-02-10
CIK 1060390

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT FEBRUARY 6, 2004
Common Stock, $.01 par value	24,157,848

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2003	2003

		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,850,449	$2,870,933
Accounts receivable, net of allowance for doubtful accounts of $1,110,000 at September 30, 2003 and $1,253,000 at December 31, 2003	18,263,564	26,110,999
Inventory	117,569,528	145,839,912
Deferred tax assets	5,938,916	6,698,256
Prepaid expenses and other current assets	26,930,455	14,862,689

Total current assets	170,552,912	196,382,789
Property and equipment, net	126,220,975	125,131,044
Long-term investments	2,113,020	2,255,856
Deferred tax assets	5,217,877	4,147,774
Intangible assets, net	1,926,667	1,756,667
Other assets, net	2,404,938	2,809,082

Total	$308,436,389	$332,483,212

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$7,364,925	$27,701,671
Accounts payable	32,493,675	24,660,161
Accrued expenses	22,735,570	27,236,388
Customer deposits	21,168,837	22,819,583
Deferred warranty	215,381	184,942

Total current liabilities	83,978,388	102,602,745
Long-Term Debt	48,266,937	47,910,723
Other Long-Term Liabilities:
Rent related accruals	11,056,253	11,081,972
Deferred warranty	98,262	69,488

Total other long-term liabilities	11,154,515	11,151,460

Total liabilities	143,399,840	161,664,928
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,748,489 shares issued at September 30, 2003 and 25,813,671 at December 31, 2003	257,485	258,137
Additional paid in capital	294,969,338	295,476,274
Unearned equity compensation	(408,142)	(273,318)
Accumulated other comprehensive income (loss)	(15,931)	7,762
Accumulated deficit	(127,967,415)	(122,859,966)

Total	166,835,335	172,608,889
Less treasury stock: 1,742,616 shares at September 30, 2003 and 1,730,929 shares at December 31, 2003, at cost	(1,798,786)	(1,790,605)

Total stockholders’ equity	165,036,549	170,818,284

Total	$308,436,389	$332,483,212

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,

	2002	2003

Total revenue	$249,649,877	$255,239,751
Cost of sales	(162,634,064)	(158,469,644)

Gross Profit	87,015,813	96,770,107
Selling expenses	66,457,094	76,033,765
Corporate, general and administrative expenses	11,385,544	11,897,283
Amortization of intangibles	170,000	170,000

Income from operations	9,003,175	8,669,059
Income from equity investment	57,430	272,276
Interest expense	(391,746)	(654,593)
Interest income	5,070	225,673

Income before income taxes	8,673,929	8,512,415
Income taxes	3,469,572	3,404,966

NET INCOME	$5,204,357	$5,107,449

Basic earnings per share	$0.22	$0.21

Diluted earnings per share	$0.22	$0.21

Weighted average shares outstanding:
Basic	23,565,397	23,923,099

Diluted	24,026,667	24,641,583

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,204,357	5,107,449
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,034,142	5,634,325
Noncash compensation	—	134,824
Loss on disposal of property and equipment	122,943	73,942
Provision for uncollectible accounts	32,115	174,928
Tax benefit from options exercised	—	50,367
Deferred income tax (benefit) provision	(334,035)	294,968
Amortization of deferred gain on sale leaseback	—	11,211
Income from equity investment	(57,430)	(272,276)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,240,845)	(8,022,363)
Increase in inventory	(18,918,297)	(28,262,217)
Decrease in prepaid expenses and other assets	1,069,580	11,378,622
Increase (decrease) in accounts payable and accrued expenses	31,291,577	(3,304,261)
Increase in customer deposits	1,259,681	1,650,746
Increase in deferred rent	35,732	14,508
Decrease in deferred warranty	(143,104)	(59,213)

Net cash provided by (used in) operating activities	22,356,416	(15,394,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,953,225)	(4,169,786)
Proceeds from sale of property and equipment	—	6,450
Distributions from equity investment	—	132,326

Net cash used in investing activities	(9,953,225)	(4,031,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to bank	1,638,607	20,379,337
Net payments of debt	(14,978,072)	(398,805)
Proceeds from options exercised	58,877	371,535
Proceeds from employee stock purchase plan	97,372	93,867

Net cash (used in) provided by financing activities	(13,183,216)	20,445,934

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(780,025)	1,020,484
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,282,635	1,850,449

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,502,610	2,870,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$397,332	$785,535

Taxes	$561,000	$(7,200,671)

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2. Accounting Policies

     The unaudited condensed consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. Tweeter typically records its highest revenue and earnings in this first fiscal quarter.

     Vendor Allowances, Allowance for Bad and Doubtful Accounts — Accounts receivable are primarily due from the vendors from which the Company buys its product. The various types of accounts receivable are for purchase rebate allowances, cooperative advertising allowances, returned merchandise and warranty work performed by the Company’s service departments.

     Cash discounts earned for timely payments of merchandise invoices are recognized in the income statement upon the sale of the related inventory.

     Purchase rebate allowances and general cooperative advertising allowances are earned based on the purchase of inventory and are recorded in accounts receivable when the inventory is purchased. The carrying value of inventory is initially reduced by the amount of purchase rebates earned, resulting in lower cost of goods sold when the inventory is sold. Certain vendor agreements include stretch goals where the level of funds earned is dependent upon the Company achieving certain purchase levels. These program funds are recorded as a reduction of inventory costs when it is determined that it is likely that the Company will achieve the goal.

     Vendor rebates earned based on specific advertising activities and other activities are recognized as a reduction to advertising expense as these activities are performed and only to the extent that the cost of the activities equals or exceeds the amount of the rebates.

     When the Company returns merchandise to a vendor, typically because it is defective, the Company records a receivable for the value of the merchandise returned and reduces the inventory balance.

     The Company sells products that come with a manufacturer’s warranty, but the Company has service centers that repair products. When the Company repairs products that are still under manufacturer’s warranty, the vendor reimburses the Company for the parts and the technician’s labor. Once the product is repaired, the Company establishes a receivable for the amounts due from the vendor and records warranty revenue.

     During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) which addresses how and when to reflect consideration received from vendors in the consolidated financial statements. Under EITF 02-16, certain consideration received from vendors that would have previously been recorded as a reduction to selling expenses, is now recorded as a reduction to cost of goods sold. The amount of reimbursements received during the quarter ended December 31, 2003 that were treated as a reduction of cost of goods sold but which would have been recorded as a reduction of advertising expenses (selling expenses) prior to EITF 02-16 amounted to $10.3 million.

     Advertising —Gross advertising including electronic media, newspaper, buyer’s guides and direct mailings, are expensed when released. For the three months ended December 31, 2002 and 2003 gross advertising was $16.1 million and $15.9 million, respectively. Cooperative advertising, for specific advertising activities received from vendors, offsetting our gross advertising expense, amounted to $9.1 million and $1.2 million for the three months ended December 31, 2002 and 2003, respectively, resulting in net advertising of $7.0 million and $14.7 million for the three months ended December 31, 2002 and 2003, respectively.

     Stock-based compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company accounts for stock based compensation to employees using the intrinsic method. The Company provides disclosures based on the fair value as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

     For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in the three months ended December 31, 2002 and December 31, 2003 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended
	December 31,

	2002	2003

Risk free interest rate	2.62%	3.46%
Expected life of options grants	5.1	7.2
Expected volatility of underlying stock	82.13%	87.53%

     Had compensation cost for the Company’s stock option plans been determined using the fair value method, pro forma net income and pro forma diluted earnings per share would have been:

	Three Months Ended
	December 31,

	2002	2003

Net income as reported	$5,204,357	$5,107,449
Total stock-based employee compensation expense recorded, net of related -tax effects	—	80,894
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,255,975)	(1,616,034)

Pro forma net income	$3,948,382	$3,572,309

Earnings per share
Basic - as reported	$0.22	$0.21

Basic - pro forma	$0.17	$0.15

Diluted - as reported	$0.22	$0.21

Diluted - pro forma	$0.16	$0.14

3. Earnings per Share

     The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Certain options are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period. The number of options excluded in each period is reflected in the table.

	Three Months Ended
	December 31,

	2002	2003

Basic Earnings Per Share:
Numerator:
Net income	$5,204,357	$5,107,449
Denominator:
Weighted average common shares outstanding	23,565,397	23,923,099

Basic earnings per share	$0.22	$0.21

Diluted Earnings Per Share:
Numerator:	$5,204,357	$5,107,449
Denominator:
Weighted average shares outstanding	23,565,397	23,923,099
Potential common stock outstanding	461,270	718,484

Total	24,026,667	24,641,583

Diluted earnings per share	$0.22	$0.21

Anti dilutive options not included in earnings per share calculation	768,533	3,088,814

Price range of anti dilutive options	$8.500 to $32.125	$8.500 to $32.125

4. Comprehensive Income

     Comprehensive income for the three months ended December 31, 2002 and December 31, 2003 was as follows:

	Three Months Ended
	December 31,

	2002	2003

Net income	$5,204,357	$5,107,449
Change in fair value of long-term investments (net of tax)	545	17,061
Change in fair value of interest rate forward contract (net of tax)	—	6,632

Comprehensive income	$5,204,902	$5,131,142

5. Intangible Assets

     The financial information for acquired intangible assets is as follows:

	As of September 30, 2003		As of December 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Non compete agreements and tradenames	3,400,000	1,473,333	3,400,000	1,643,333

     For the three months ended December 31, 2002 and 2003, the aggregate amortization expense was $170,000 in each period. For each of the fiscal years 2004 through 2005, the amortization expense is estimated to be approximately $680,000 and for fiscal year 2006, the amortization expense is estimated to be approximately $567,000.

6. Related-Party Transactions

     On June 30, 2003, Tweeter made an additional investment in Tivoli Audio, LLC, a manufacturer of consumer electronic products, which increased its ownership to 25%. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of income. For the three months ended December 31, 2002 and December 31, 2003, the Company purchased $670,000 and $459,000, respectively, of product from Tivoli. Dividends received from Tivoli amounted to $57,000 and $132,000 in the three months ended December 31, 2002 and 2003, respectively. Amounts payable to Tivoli were $294,000 and $14,000 at December 31, 2002 and 2003, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

     Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $5.6 million, or 2.2%, to $255.2 million for the three months ended December 31, 2003 from $249.6 million for the three months ended December 31, 2002. Comparable store sales decreased $1.9 million or .8%. Comparable store sales is a term we use to compare the year-over-year sales performance of our stores. A store is included in the comparable store sales base after it is in operation for 12 full months. An acquired store is included after 12 full months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have competed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. The comparable store sales decrease was offset by $6.9 million in sales generated from new stores that have not been opened for a twelve-month period and are therefore not yet includable in the comparable store sales base. There was also a decrease of $2.5 million related to stores that closed. In addition, our corporate sales/insurance replacement sales increased by $4.0 million due to an increased concentration in our fulfillment business. For the quarter ended December 31, 2003, flat panel television sales grew to 18.9% of total sales compared to 11.6% for the quarter ended December 31, 2002. For the quarter ended December 31, 2003, plasma televisions represented 75.3% of the flat panel category’s dollars and 43.5% of the units sold. Home installation labor revenue grew to 2.7% of revenues during the quarter ended December 31, 2003 from 2.4% during the quarter ended December 31, 2002 and labor revenues increased 16.8% from 2002 to 2003. The mobile multi media category increased to 2.1% for the quarter ended December 31, 2003 from 1.6% for the quarter ended December 31, 2002. Total digital sales represented over 63.1% of total revenue for the quarter ended December 31, 2003 as compared to 57.5% for the quarter ended December 31, 2002.

     Cost of Sales and Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discount and vendor allowances. Cost of sales decreased $4.2 million, or 2.6%, to $158.5 million for the three months ended December 31, 2003 from $162.6 million for the three months ended December 31, 2002. Gross profit increased $9.8 million, or 11.2%, to $96.8 million for the three months ended December 31, 2003 from $87.0 million for the three months ended December 31, 2002. The gross margin percentage increased 310 basis points to 37.9% for the three months ended December 31, 2003 from 34.9% for the three months ended December 31, 2002. The quarter ended December 31, 2003 includes $10.3 million that was recorded as a reduction to cost of goods sold that would have previously been recorded as a reduction of selling expenses prior to the adoption of EITF 02-16 on January 1, 2003. The reclassification moved certain vendor allowances out of cooperative advertising (selling expenses) and into vendor rebates (cost of sales). Without the reclassification, the gross margin percentage for the quarter ended December 31, 2003 would have been 33.9%, a decrease of 100 basis points from the prior year. It is impractical for the Company to determine what the prior year reclassification would have been; therefore the two periods are not comparative. Overall margins, excluding vendor allowances, distribution and labor costs, decreased by 230 basis points and labor costs increased by 30 basis points. Vendor allowances increased by 60 basis points, excluding the EITF 02-16 reclassification, and distribution costs decreased by 80 basis points, mainly attributable to lower compensation costs and lower vehicle costs.

     Selling Expenses. Selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses and credit card fees. Selling expenses increased $9.6 million, or 14.4%, to $76.0 million for the three months ended December 31, 2003 from $66.5 million for the three months ended December 31, 2002. As a percentage of revenue, selling expenses increased to 29.8% for the three months ended December 31, 2003 from 26.6% for the three months ended December 31, 2002. The quarter ended December 31, 2003 includes a reclassification of $10.3 million from the adoption of EITF 02-16 on January 1, 2003. The reclassification moved vendor allowances out of cooperative advertising (selling expenses) and into vendor rebates (cost of sales). Without the reclassification, selling expenses for the quarter ended December 31, 2003 would have decreased 90 basis points. The decrease in selling expenses as a percent of revenue is due to a 30 basis point reduction in store level compensation costs, driven by the product mix shift to video as the video categories pay a lower commission than the other categories. In addition, credit card fees decreased by 30 basis points and gross advertising expense was 20 basis points lower than last year.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Corporate, general and administrative expenses increased 4.5% or $512,000 to $11.9 million for the three months ended December 31, 2003 from $11.4 million for the three months ended December 31, 2002. As a percentage of total revenue, corporate general and administrative expenses increased to 4.7% for the three months ended December 31, 2003 from 4.6% for the three months ended December 31, 2002. This was due to a 40 basis point increase in professional fees, mostly due to payments to outside consultants and bank fees related to the three-year senior secured revolving credit facility entered into in April 2003. These increases were offset by a 20 basis point decrease in compensations costs and a 20 basis point decrease in travel costs and telephone expense.

     Amortization of Intangibles. Amortization of intangibles was $170,000 for the three months ended December 31, 2003 and December 31, 2002.

     Interest Expense. Interest expense increased to $655,000 for the three months ended December 31, 2003 compared to $392,000 for the three months ended December 31, 2002. This increase is due to the additional borrowings on our revolving credit agreement during the three months ended December 31, 2003 compared to the balances borrowed during the three months ended December 31, 2002. Borrowings were increased as a result of higher inventory levels. We decided to bring in the holiday video inventory earlier than in the past so that products that were in short supply and in high demand could be on hand for the holiday selling season.

     Interest Income. Interest income increased to $226,000 for the three months ended December 31, 2003 compared to $5,000 for the three months ended December 31, 2002. The increase was due to interest income paid by suppliers on pre-payments to secure inventory purchases.

     Income from Equity Investment. Income from equity investment increased to $272,000 for the three months ended December 31, 2003 from $57,000 for the year ended December 31, 2002. In June 2003, the Company increased its investment in Tivoli Audio, LLC to 25% from 17.5%.

     Income Taxes. The effective tax rate for the three months ended December 31, 2003 and December 31, 2002 was 40.0%.

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

BALANCE SHEET COMPARISON: DECEMBER 31, 2003 AS COMPARED TO SEPTEMBER 30, 2003

     Inventory. Total inventory increased during the three months ended December 31, 2003 compared to September 30, 2003 by $28.3 million. The increase is attributable to additional video merchandise, which was high in demand and short in supply, brought in during the December quarter in anticipation of January sales which historically has been a strong video month.

     Accounts receivable. Total accounts receivable increased by $7.8 million during the three months ended December 31, 2003 compared to September 30, 2003. The increase was primarily attributable to monies due from vendors for allowances that were higher as a result of the increase in purchases for the quarter. In addition, credit card receivables increased due to the higher sales volume in the quarter.

     Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased by $12.1 million during the three months ended December 31, 2003 compared to September 30, 2003. The decrease was due to income tax refunds received during the quarter of $7.1 million and a decrease in prepaid health insurance premiums.

     Current portion of long-term debt. Current portion of long-term debt increased by $20.3 million during the three months ended December 31, 2003 compared to September 30, 2003. The increase is a result of the timing of accounts payable checks clearing the bank.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $15.4 million for the three months ended December 31, 2003 compared to net cash provided of $22.4 million for the three months ended December 31, 2002. Cash used in operating activities for the three months ended December 31, 2003 was primarily the result of an increase in inventory of $28.3 million, an increase in accounts receivable of $8.0 million and a decrease in accounts payable and accrued expenses of $3.3 million. This was offset by net income of $5.1 million, a decrease in prepaid expenses and other current assets of $11.4 million and an increase in customer deposits of $1.7 million. The adjustments to reconcile net income to net cash provided by operating activities consisted primarily of $5.6 million for depreciation and amortization, as well as other minor items.

     At December 31, 2003, working capital was $93.8 million, compared to $86.6 million at September 30, 2003. The ratio of current assets to current liabilities was 1.91 to 1 at December 31, 2003 and 2.03 to 1 at September 30, 2003. The decrease was primarily the result of higher inventory levels at December 31, 2003.

     Net cash used in investing activities for the three months ended December 31, 2003 consisted primarily of capital expenditures of $4.2 million, primarily used for the building of new video displays in stores and the relocation of an existing store.

     Net cash provided by financing activities during the three months ended December 31, 2003 was $20.4 million, which was primarily due to an increase in current portion of long-term debt of $20.4 million. This increase was due to the timing and clearing of outstanding checks.

     On April 16, 2003, Tweeter entered into an agreement with Fleet National Bank and Fleet Retail Finance Inc., on behalf of themselves and other co-lenders, for a new three-year senior secured revolving credit facility in the amount of $110 million. The facility replaced a $100 million line of credit that was due to expire in 2004. Availability under the credit facility will be based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the new facility ranges from 2.00% to 2.50% over LIBOR, provided Tweeter commits the balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of Tweeter and its subsidiaries and contains various covenants and restrictions, including that: (i) Tweeter cannot create, incur, assume or permit additional indebtedness, (ii) Tweeter cannot create, incur, assume or permit any lien on any property or asset, (iii) Tweeter cannot merge or consolidate with any other person or permit any other person to merge or consolidate with Tweeter, (iv) Tweeter cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) Tweeter cannot sell, transfer, lease or otherwise dispose of any asset except permitted exceptions, and (vi) Tweeter cannot declare or make any restricted payments. The borrowers under the credit facility will be subsidiaries of Tweeter, and Tweeter will be a guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%. Our weighted-average interest rate on outstanding borrowings under this credit facility for the first three months of fiscal 2004 was approximately 3.6%. The credit facility has a maturity date of April 1, 2006, and there are no required quarterly or monthly principal prepayments under the facility.

     Under the credit facility as originally signed, we were required to maintain a certain fixed charge coverage ratio as of the end of each month. On August 30, 2003, we amended the agreement to eliminate this requirement, and replaced it with additional reserves in the amount of $6.0 million, used when computing the available borrowing base under the facility.

     As of December 31, 2003, the Company had $35.5 million available under this revolving credit facility and

$47.9 million outstanding.

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

New Accounting Pronouncements

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in the Company’s Annual Report on Form 10-K filed on December 12, 2003, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principle market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

     At December 31, 2003, the Company had $47.9 million of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $183,000 annual impact on the Company’s earnings and cash flows.

     On July 14, 2003, the Company entered into an interest rate swap that fixes the interest rate on up to $35 million of libor-based borrowings under the revolving term bank loan at 1.69%, plus the applicable margin, for the period from January 1, 2004 to December 31, 2004. The interest rate swap has been designated as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For the quarter ended December 31, 2003, we did not record any expense or income in the statement of income with respect to this instrument.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)	Subsequent Event

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

32.2	Section 1350 Certifications.

(b)	Reports on Form 8-K

     On November 26, 2003, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its Results of Operations and Financial Condition for the quarter and year ended September 30, 2003. In addition, Tweeter filed a transcript of its earnings conference call held on November 26, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By:	/s/ Joseph McGuire

Joseph McGuire,
Senior Vice-President and Chief Financial Officer

Date: February 10, 2004