Form 10-Q
period 2004-03-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2004-05-14
CIK 1060390

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT MAY 7, 2004
Common Stock, $.01 par value	24,272,947

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	March 31,
	2003	2004
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,850,449	$1,316,857
Accounts receivable, net of allowance for doubtful accounts of $1,110,000 at September 30, 2003 and $1,181,000 at March 31, 2004	18,263,564	19,747,044
Inventory	117,569,528	123,950,624
Deferred tax assets	5,938,916	7,571,302
Prepaid expenses and other current assets	26,930,455	15,961,462

Total current assets	170,552,912	168,547,289
Property and equipment, net	126,220,975	124,376,444
Long-term investments	2,113,020	2,032,937
Deferred tax assets	5,217,877	3,932,785
Intangible assets, net	1,926,667	1,586,667
Other assets, net	2,404,938	2,357,586

Total	$308,436,389	$302,833,708

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$7,364,925	$3,367,987
Accounts payable	32,493,675	29,521,535
Accrued expenses	22,735,570	20,938,093
Customer deposits	21,168,837	18,611,338
Deferred warranty	215,381	154,503

Total current liabilities	83,978,388	72,593,456
Long-Term Debt	48,266,937	46,936,851
Other Long-Term Liabilities:
Rent related accruals	11,056,253	10,682,490
Deferred warranty	98,262	38,230

Total other long-term liabilities	11,154,515	10,720,720

Total liabilities	143,399,840	130,251,027
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,748,489 shares issued at September 30, 2003 and 25,990,183 at March 31, 2004	257,485	259,902
Additional paid in capital	294,969,338	301,659,117
Unearned equity compensation	(408,142)	(138,494)
Accumulated other comprehensive income (loss)	(15,931)	378
Accumulated deficit	(127,967,415)	(127,416,593)

Total	166,835,335	174,364,310
Less treasury stock: 1,742,616 shares at September 30, 2003 and 1,718,106 shares at March 31, 2004, at cost	(1,798,786)	(1,781,629)

Total stockholders’ equity	165,036,549	172,582,681

Total	$308,436,389	$302,833,708

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Total revenue	$181,970,524	$189,274,185	$431,620,401	$444,513,936
Cost of sales	(117,296,324)	(115,189,156)	(279,930,389)	(273,658,800)

Gross profit	64,674,200	74,085,029	151,690,012	170,855,136
Selling expenses	57,286,706	64,684,101	123,743,800	140,717,866
Corporate, general and administrative expenses	10,528,141	11,310,814	21,913,685	23,073,273
Non-cash compensation charge	—	5,144,186	—	5,279,010
Amortization of intangibles	170,000	170,000	340,000	340,000

Income (loss) from operations	(3,310,647)	(7,224,072)	5,692,527	1,444,987
Income from equity investments	46,444	181,761	103,874	454,037
Interest expense	837,606	652,192	1,229,352	1,306,785
Interest income	3,368	100,124	8,438	325,797

Income (loss) before income taxes	(4,098,441)	(7,594,379)	4,575,487	918,036
Income tax expense (benefit)	(1,637,493)	(3,037,752)	1,832,079	367,214

Net Income (loss)	$(2,460,948)	$(4,556,627)	$2,743,408	$550,822

Basic earnings (loss) per share	$(0.10)	$(0.19)	$0.12	$0.02

Diluted earnings (loss) per share	$(0.10)	$(0.19)	$0.12	$0.02

Weighted average shares outstanding:
Basic	23,596,396	24,107,171	23,580,726	24,014,632

Diluted	23,596,396	24,107,171	23,763,801	24,824,514

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,743,408	550,822
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,339,374	11,376,228
Non cash compensation	—	5,279,010
Loss on disposal of property and equipment	383,695	16,570
Provision for uncollectible accounts	62,100	249,928
Tax benefit from options exercised	—	50,367
Deferred income tax benefit	(755,285)	(358,168)
Amortization of deferred gain on sale leaseback	—	(22,421)
Income from equity investment	—	(454,037)
Changes in operating assets and liabilities:
Increase in accounts receivable	(432,737)	(1,733,408)
Increase in inventory	(676,786)	(6,358,558)
Decrease in prepaid expenses and other assets	1,508,026	10,446,345
Decrease in accounts payable and accrued expenses	(21,850,247)	(4,771,108)
Increase (decrease) in customer deposits	172,801	(2,557,499)
Increase (decrease) in deferred rent	149,327	(351,342)
Decrease in deferred warranty	(275,083)	(120,910)

Net cash provided by (used in) operating activities	(8,631,407)	11,241,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,709,517)	(8,647,117)
Proceeds from sale of property and equipment	28,088	8,850
Distributions from equity investment	—	540,256

Net cash used in investing activities	(16,681,429)	(8,098,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in amount due to bank	6,744,937	(3,919,609)
Net proceeds (repayments) of long term debt	17,758,977	(1,407,415)
Proceeds from options exercised	70,751	1,452,868
Proceeds from employee stock purchase plan	203,936	196,756

Net cash provided by (used in) financing activities	24,778,601	(3,677,400)

DECREASE IN CASH AND CASH EQUIVALENTS	(534,235)	(533,592)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,282,635	1,850,449

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,748,400	1,316,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$715,595	$1,499,134

Taxes	$561,000	$(7,085,895)

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

2. Accounting Policies

     The unaudited condensed consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the six-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. Tweeter typically records its highest revenue and earnings in its first fiscal quarter.

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

     Vendor allowances earned based on specific advertising activities and other activities are recognized as a reduction to advertising expense as these activities are performed and only to the extent that the cost of the activities equals or exceeds the amount of the allowances.

     When the Company returns merchandise to a vendor, typically because it is defective, the Company records a receivable for the value of the merchandise returned and reduces the inventory balance.

     The Company sells products that come with a manufacturer’s warranty, but the Company has service centers that repair products. When the Company repairs products that are still under a manufacturer’s warranty, the vendor reimburses the Company for the parts and the technician’s labor. Once the product is repaired, the Company establishes a receivable for the amounts due from the vendor and records warranty revenue.

     During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) which addresses how and when to reflect consideration received from vendors in the consolidated financial statements. Under EITF 02-16, certain consideration received from vendors that would have previously been recorded as a reduction to selling expenses, is now recorded as a reduction to cost of goods sold. The amount of reimbursements received during the six months and three months ended March 31, 2004 that were treated as a reduction of cost of goods sold but which would have been recorded as a reduction of advertising expenses (selling expenses) prior to EITF 02-16 amounted to $18.5 million and $8.2 million, respectively.

     Advertising — Gross advertising including electronic media, newspaper, buyer’s guides and direct mailings, are expensed when released. Cooperative advertising funds specific to advertising activities received from vendors reduce our gross advertising expense. Below are the gross expense, cooperative funds received and net advertising for the three and six months ended March 31, 2003 and 2004.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Gross advertising	$11,029,741	$9,894,189	$27,089,582	$25,778,991
Cooperative advertising funds	(5,960,175)	(174,299)	(15,051,555)	(1,406,466)

Net advertising	$5,069,566	$9,719,890	$12,038,027	$24,372,525

     Stock-based compensation — Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company accounts for stock based compensation to employees using the intrinsic method. The Company provides disclosures based on the fair value as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

     For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in the three and six months ended March 31, 2003 and March 31, 2004 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Risk free interest rate	2.84%	3.04%	2.71%	3.42%
Expected life of options grants	5.4	7.2	5.4	7.2
Expected volatility of underlying stock	94.62%	77.05%	90.17%	79.22%

     Had compensation cost for the Company’s stock option plans been determined using the fair value method, pro forma net income and pro forma diluted earnings per share would have been:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Net income (loss) as reported	$(2,460,948)	$(4,556,627)	$2,743,408	$550,822
Total stock-based employee compensation expense recorded, net of related tax effects	—	80,894	—	161,789
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,238,738)	(1,551,116)	(2,476,547)	(2,978,978)

Pro forma net income (loss)	$(3,699,686)	$(6,026,849)	$266,861	$(2,266,367)

Earnings (loss) per share
Basic — as reported	$(0.10)	$(0.19)	$0.12	$0.02

Basic — pro forma	$(0.16)	$(0.25)	$0.01	$(0.09)

Diluted — as reported	$(0.10)	$(0.19)	$0.12	$0.02

Diluted — pro forma	$(0.16)	$(0.25)	$0.01	$(0.09)

3. Earnings per Share

     The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Certain options are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period. The number of options excluded in each period is reflected in the table.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Basic Earnings (Loss) Per Share:
Numerator:
Net income (loss)	$(2,460,948)	$(4,556,627)	$2,743,408	$550,822
Denominator:
Weighted average common shares outstanding	23,596,396	24,107,171	23,580,726	24,014,632

Basic earnings (loss) per share	$(0.10)	$(0.19)	$0.12	$0.02

Diluted Earnings (Loss) Per Share:
Numerator:	$(2,460,948)	$(4,556,627)	$2,743,408	$550,822
Denominator:
Weighted average shares outstanding	23,596,396	24,107,171	23,580,726	24,014,632
Potential common stock outstanding	—	—	183,075	809,882

Total	23,596,396	24,107,171	23,763,801	24,824,514

Diluted earnings (loss) per share	$(0.10)	$(0.19)	$0.12	$0.02

Anti dilutive options not included in earnings per share calculation	1,856,467	3,159,489	906,538	2,526,446

Price range of anti dilutive options	$0.305 to $32.125	$0.305 to $32.125	$6.90 to $32.125	$12.00 to $32.125

4. Comprehensive Income

     Comprehensive income (loss) for the three and six months ended March 31, 2003 and March 31, 2004 was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Net income (loss)	$(2,460,948)	$(4,556,627)	$2,743,408	$550,822
Change in fair value of long-term investments (net of tax)	(495)	10,572	49	17,204
Change in fair value of interest rate forward contract (net of tax)	—	(17,956)	—	(895)

Comprehensive income (loss)	$(2,461,443)	$(4,564,011)	$2,743,457	$567,131

5. Intangible Assets

     The financial information for acquired intangible assets is as follows:

	As of September 30, 2003		As of March 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Non compete agreements and tradenames	3,400,000	1,473,333	3,400,000	1,813,333

     For the six months ended March 31, 2003 and 2004, the aggregate amortization expense was $340,000 in each period. For each of the fiscal years 2004 through 2005, the amortization expense is estimated to be approximately $680,000 and for fiscal year 2006, the amortization expense is estimated to be approximately $567,000.

6. Related-Party Transactions

     On June 30, 2003, Tweeter made an additional investment in Tivoli Audio, LLC, a manufacturer of consumer electronic products, which increased its ownership to 25%. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of income. For the six months ended March 31, 2003 and March 31, 2004 the Company purchased $903,000 and $612,000, respectively, of product from Tivoli. Dividends received from Tivoli amounted to $104,000 and $540,000 for the six months ended March 31, 2003 and March 31, 2004, respectively. Amounts payable to Tivoli were $68,100 and $36,800 at March 31, 2003 and March 31, 2004, respectively.

7. Reclassifications

     Certain 2003 reclassifications have been made to conform to the 2004 presentation.

8. Subsequent Events

     On April 13, 2004, Tweeter announced that it reached an agreement in principle to acquire NOW! AudioVideo (“NOW!”) located in the greater Raleigh-Durham, North Carolina, Greensboro-Winston-Salem, North Carolina, and Knoxville, Tennessee markets. NOW!, which has operated in North Carolina for 30 years, is a six-store specialty retailer with a significant focus on custom installation with annual sales of approximately $21 million. The companies expect to complete the transaction on or about July 1, 2004. Tweeter expects to fund the purchase price of approximately $4.0 million with a combination of cash and stock. The Company intends to issue these shares from its shelf registration filed on April 13, 1999, and amended on December 23, 1999. The transaction will be accounted for as a purchase.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue increased $7.3 million, or 4.0%, to $189.3 million for the three months ended March 31, 2004 from $182.0 million for the three months ended March 31, 2003. Comparable store sales increased $5.2 million, or 3.1%. Comparable store sales is a term we use to compare the year-over-year sales performance of our stores. A store is included in the comparable store sales base after it is in operation for 12 full months. An acquired store is included after 12 full months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have competed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. In addition to the comparable store sales increase, $2.1 million of sales were generated from new stores that have not been opened for a twelve-month period and are therefore not yet includable in the comparable store sales base. There was also a decrease in sales of $1.5 million related to stores that closed. In addition, our corporate sales/insurance replacement sales increased by $920,000 due to an increased concentration in our fulfillment business. For the quarter ended March 31, 2004, flat panel television sales grew to 18.8% of total sales compared to 11.6% for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, plasma televisions represented 73.6% of the flat panel category’s dollars and 46.2% of the units sold. The television monitors category decreased to 4.8% of revenue from 8.5% of revenue for the quarters ended March 31, 2004 and March 31, 2003, respectively. The projection television category increased to 24.6% of revenue from 22.3% of revenue for the quarters ended March 31, 2004 and March 31, 2003, respectively. Home installation labor revenue grew to 3.5% of revenues during the quarter ended March 31, 2004 from 2.8% during the quarter ended March 31, 2003. Total digital sales represented over 60.4% of total revenue for the quarter ended March 31, 2004 as compared to 55.8% for the quarter ended March 31, 2003.

     Cost of Sales and Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discount and vendor allowances. Cost of sales decreased $2.1 million, or 1.8%, to $115.2 million for the three months ended March 31, 2004 from $117.3 million for the three months ended March 31, 2003. Gross profit increased $9.4 million, or 14.6%, to $74.1 million for the three months ended March 31, 2004 from $64.7 million for the three months ended March 31, 2003. The gross margin percentage increased 360 basis points to 39.1% for the three months ended March 31, 2004 from 35.5% for the three months ended March 31, 2003. The quarter ended March 31, 2004 includes $8.2 million that was recorded as a reduction to cost of goods sold that would have previously been recorded as a reduction of selling expenses prior to the adoption of EITF 02-16 on January 1, 2003. The reclassification moved certain vendor allowances out of cooperative advertising (selling expenses) and into vendor rebates (cost of sales). Without the reclassification, the gross margin percentage for the quarter ended March 31, 2004 would have been 34.8%, a decrease of 70 basis points from the prior year. Overall margins, excluding vendor allowances, distribution and labor costs, decreased by 40 basis points. Vendor allowances decreased by 190 basis points, excluding the EITF 02-16 reclassification. Distribution costs decreased by 140 basis points, mainly attributable to lower compensation costs and lower vehicle costs, and labor costs decreased by 10 basis points.

     Selling Expenses. Selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses and credit card fees. Selling expenses increased $7.4 million, or 12.9%, to $64.7 million for the three months ended March 31, 2004 from $57.3 million for the three months ended March 31, 2003. As a percentage of revenue, selling expenses increased to 34.2% for the three months ended March 31, 2004 from 31.5% for the three months ended March 31, 2003. The quarter ended March 31, 2004 includes a reclassification of $8.2 million from the adoption of EITF 02-16 on January 1, 2003. The reclassification moved vendor allowances out of cooperative advertising (selling expenses) and into vendor rebates (cost of sales). Without the reclassification, selling expenses for the quarter ended March 31, 2004 would have decreased 170 basis points. The decrease in selling expenses as a percent of revenue is due to a 20 basis point reduction in store level compensation costs, driven by the product mix shift to video as the video categories pay a lower commission than the other categories. Credit card fees decreased by 30 basis points, as the Company shifted financing promotions away from the “no payments required” promotions to promotions requiring monthly payments, which have a lower cost. Gross advertising expense was 202 basis points lower than last year. In addition, occupancy costs and insurance costs were leveraged and decreased by 50 basis points. These decreases were offset by increases in fees related to our E-Commerce division.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Corporate, general and administrative expenses increased 7.4% or $783,000 to $11.3 million for the three months ended March 31, 2004 from $10.5 million for the three months ended March 31, 2003. As a percentage of total revenue, corporate general and administrative expenses were 5.8% and 6.0% for the three months ended March 31, 2003 and the three months ended March 31, 2004, respectively.

     Non-cash compensation charge. Non-cash compensation charge was $5.1 million for the three months ended March 31, 2004 and there was no charge for the three months ended March 31, 2003. The $5.1 million is attributed to the value of warrants issued to Retail Masters, LLC., and for other equity-based executive compensation arrangements.

     Amortization of Intangibles. Amortization of intangibles was $170,000 for the three months ended March 31, 2004 and March 31, 2003.

     Interest Expense. Interest expense decreased to $652,000 for the three months ended March 31, 2004 compared to $837,000 for the three months ended March 31, 2003. This decrease is due to the reduction of borrowings on our revolving credit agreement during the three months ended March 31, 2004 compared to the balances borrowed during the three months ended March 31, 2003.

     Interest Income. Interest income increased to $100,000 for the three months ended March 31, 2004 compared to $3,000 for the three months ended March 31, 2003. The increase was due to $75,000 of interest income paid by suppliers on pre-payments to secure inventory purchases. In addition, there was $25,000 of interest income received for both overpayments on federal income taxes and interest accrued on construction escrow deposits.

     Income from Equity Investment. Income from equity investment increased to $182,000 for the three months ended March 31, 2004 from $46,000 as the Company increased its share of ownership. In June 2003, the Company increased its investment in Tivoli Audio, LLC to 25% from 17.5%.

     Income Taxes. The effective tax rate for the three months ended March 31, 2004 and March 31, 2003 was 40.0%.

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

SIX MONTHS ENDED MARCH 31, 2004 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2003

     Total Revenue. Total revenue increased $12.9 million, or 3.0% to $444.5 million for the six months ended March 31, 2004 from $431.6 million for the six months ended March 31, 2003. Comparable store sales increased by $3.3 million or .8%, excluding acquired stores. In addition to the increase in comparable stores sales was a $9.0 million increase in sales from new and relocated stores. Digital technology products continue to drive sales performance as they represented over 62% of revenues for the six months ended March 31, 2004 compared to 57% for the six months ended March 31, 2003.

     Gross Profit. Cost of sales decreased $6.3 million, or 2.2%, to $273.7 million for the six months ended March 31, 2004 from $279.9 million for the six months ended March 31, 2003. Gross profit increased $19.2 million, or 12.6%, to $170.9 million for the six months ended March 31, 2004 from $151.7 million for the six months ended March 31, 2003. The gross margin percentage increased 330 basis points to 38.4% from 35.1% last year. The main component of this increase was due to the adoption of EITF 02-16. The six months ended March 31, 2004 includes $18.5 million that was recorded as a reduction to cost of goods sold that would have previously been recorded as a reduction of selling expenses prior to the adoption of EITF 02-16 on January 1, 2003. The reclassification moved certain vendor allowances out of cooperative advertising (selling expenses) and into vendor rebates (cost of sales). Without the reclassification, the gross margin percentage for the six months ended March 31, 2004 would have been 34.3%, a decrease of 80 basis points from the prior year. It is impractical for the Company to determine what the prior year reclassification would have been; therefore the two periods are not comparative. Contributing to the decrease in gross margin percentage was a 150 basis point reduction in product margins, driven by the increase in video products sold, a 50 basis point decline in vendor allowances, excluding the EITF 02-16 reclassification, and a 10 basis point increase in labor costs. Offsetting these increases was a reduction of 120 basis points in distribution costs, mostly attributable to reduced compensation and vehicle costs.

     Selling Expenses. Selling expenses increased $17.0 million, or 13.7%, to $140.7 million for the six months ended March 31, 2004 from $123.7 million for the six months ended March 31, 2003. As a percentage of revenue, selling expenses increased 3.0% to 31.7% for the six months ended March 31, 2004 from 28.7% in the prior year period. The six months ended March 31, 2004 includes a reclassification of $18.5 million from the adoption of EITF 02-16 on January 1, 2003. The reclassification moved vendor allowances out of cooperative advertising (selling expenses) and into vendor rebates (cost of sales). Without the reclassification, selling expenses for the six months ended March 31, 2004 would have decreased 120 basis points. The decrease was primarily due to a 50 basis points reduction in gross advertising, a 30 basis points reduction in store level compensation costs, and a 30 basis point reduction in bank fees for the six months ended March 31, 2004 compared to the same period last year.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the six months ended March 31, 2004 increased 5.3% to $23.1 million from $21.9 million for the six months ended March 31, 2003. As a percentage of total revenue, corporate, general and administrative expenses increased to 5.2% for the six months ended March 31, 2004 from 5.1% for the prior year period. This increase is attributed to increases in various consulting and other professional service fees.

     Non-cash compensation charge. Non-cash compensation charge was $5.3 million for the six months ended March 31, 2004 and there was no charge for the six months ended March 31, 2003. The $5.3 million is attributed to the value of warrants issued to Retail Masters, LLC., and for other equity-based executive compensation arrangements.

     Amortization of Intangibles. Amortization of intangibles was $340,000 for the six months ended March 31, 2004 and six months ended March 31, 2003.

     Interest Expense. Interest expense increased to $1.3 million for the six months ended March 31, 2004 from $1.2 million for the six months ended March 31, 2003. This increase is due to the increase in borrowings on our revolving credit agreement during the six months ended March 31, 2004 compared to the balances borrowed during the six months ended March 31, 2003.

     Interest Income. Interest income increased to $326,000 for the six months ended March 31, 2004 compared to $8,000 for the six months ended March 31, 2003. The increase was due to $300,000 of interest income paid by suppliers on pre-payments to secure inventory purchases. In addition, there was $25,000 of interest income received for both overpayments on federal income taxes and interest accrued on construction escrow deposits.

     Income from Equity Investment. Income from equity investment increased to $454,000 for the three months ended March 31, 2004 from $104,000 as the Company increased its share of ownership. In June 2003, the Company increased its investment in Tivoli Audio, LLC to 25% from 17.5%.

     Income Taxes. The effective tax rate for the six months ended March 31, 2004 and March 31, 2003 was 40.0%.

BALANCE SHEET COMPARISON: MARCH 31, 2004 AS COMPARED TO SEPTEMBER 30, 2003

     Inventory. Total inventory increased during the six months ended March 31, 2004 compared to September 30, 2003 by $6.4 million. The increase is attributable to the change in the Company’s mix percentage as video products are driving the business. Video products have a higher cost per unit than the other categories sold by the Company.

     Accounts receivable. Total accounts receivable increased by $1.5 million during the six months ended March 31, 2004 compared to September 30, 2003. The increase was primarily attributable to monies due from vendors for allowances that were higher as a result of the increase in purchases for the six months ended March 31, 2004.

     Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased by $9.3 million during the six months ended March 31, 2004 compared to September 30, 2003. The decrease was primarily due to $7.1 million of income tax refunds received, a $1.1 million decrease in prepaid health insurance premiums, and the receipt of a $1.0 million construction escrow deposit.

     Current portion of long-term debt. Current portion of long-term debt decreased by $4.0 million during the six months ended March 31, 2004 compared to September 30, 2003. The decrease is a result of the timing of accounts payable checks clearing the bank.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $11.2 million for the six months ended March 31, 2004 compared to net cash used in operations of $8.6 million for the six months ended March 31, 2003. Cash provided by operating activities for the six months ended March 31, 2004 was primarily the result of an increase in inventory of $6.4 million, a decrease in customer deposits of $2.6 million, an increase in accounts receivable of $1.7 million and a decrease in accounts payable and accrued expenses of $4.8 million. This was offset by net income of $551,000 and a decrease in prepaid expenses and other current assets of $10.4 million. The adjustments to reconcile net income to net cash provided by operating activities consisted primarily of $11.4 million for depreciation and amortization and non cash compensation of $5.3 million, as well as other minor items.

     At March 31, 2004, working capital was $96.0 million, compared to $86.6 million at September 30, 2003. The ratio of current assets to current liabilities was 2.32 to 1 at March 31, 2004 and 2.03 to 1 at September 30, 2003. The increase was primarily the result of lower current portion of long-term debt, in addition to a decrease in accounts payable and customer deposits.

     Net cash used in investing activities for the six months ended March 31, 2004 consisted mainly of capital expenditures of $8.6 million, primarily used for the building of new video displays in stores and the relocation of an existing store.

     Net cash used in financing activities during the six months ended March 31, 2004 was $3.7 million, which was primarily due to a decrease in current portion of long-term debt of $3.9 million. This decrease was due to the timing and clearing of outstanding checks. In addition, during the six months ended March 31, 2004 there were net payments on long-term debt of $1.4 million as well as proceeds from options exercised of $1.5 million.

     On April 16, 2003, Tweeter entered into an agreement with Fleet National Bank and Fleet Retail Finance Inc., on behalf of themselves and other co-lenders, for a new three-year senior secured revolving credit facility in the amount of $110 million. The facility replaced a $100 million line of credit that was due to expire in 2004. Availability under the credit facility will be based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the new facility ranges from 2.00% to 2.50% over LIBOR, provided Tweeter commits the balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of Tweeter and its subsidiaries and contains various covenants and restrictions, including that: (i) Tweeter cannot create, incur, assume or permit additional indebtedness, (ii) Tweeter cannot create, incur, assume or permit any lien on any property or asset, (iii) Tweeter cannot merge or consolidate with any other person or permit any other person to merge or consolidate with Tweeter, (iv) Tweeter cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) Tweeter cannot sell, transfer, lease or otherwise dispose of any asset except permitted exceptions, and (vi) Tweeter cannot declare or make any restricted payments. The borrowers under the credit facility will be subsidiaries of Tweeter, and Tweeter will be a guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%. Our weighted-average interest rate on outstanding borrowings under this credit facility for the first six months of fiscal 2004 was approximately 3.5%. The credit facility has a maturity date of April 1, 2006, and there are no required quarterly or monthly principal prepayments under the facility.

     Under the credit facility as originally signed, we were required to maintain a certain fixed charge coverage ratio as of the end of each month. On August 30, 2003, we amended the agreement to eliminate this requirement, and replaced it with additional reserves in the amount of $6.0 million, used when computing the available borrowing base under the facility.

     As of March 31, 2004, the Company had $16.6 million available under this revolving credit facility and $46.9 million outstanding.

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

     At March 31, 2004, the Company had $46.9 million of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $164,000 annual impact on the Company’s earnings and cash flows.

     On July 14, 2003, the Company entered into an interest rate swap that fixes the interest rate on up to $35 million of LIBOR-based borrowings under the revolving term bank loan at 1.69%, plus the applicable margin, for the period from January 1, 2004 to December 31, 2004. The interest rate swap has been designated as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For the quarter ended March 31, 2004, we did not record any expense or income in the statement of income with respect to this instrument.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 15, 2004, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Jeffrey Bloomberg (with 18,578,753 affirmative votes and 2,500,514 votes withheld) and Jeffrey Stone (with 18,685,868 affirmative votes and 2,393,399 votes withheld). The stockholders also approved the adoption of Tweeter’s 2004 Long-Term Incentive Plan (with 12,438,686 affirmative votes, 5,789,946 votes against, 2,780,639 non votes and 69,996 votes abstaining). The stockholders also approved the issuance of warrants, and underlying shares of Tweeter common stock, to RetailMasters, LLC in partial payment for consulting services (with 17,233,406 affirmative votes, 995,138 votes against, 2,780,639 non votes and 70,084 votes abstaining). The stockholders also approved the designation of Deloitte & Touche LLP to audit the books and records of the Company for the fiscal year ending September 30, 2004 (with 20,363,414 shares voting for, 649,415 against and 66,438 abstaining).

ITEM 5. OTHER INFORMATION

(a)	Subsequent Event

     On April 13, 2004, Tweeter announced that it had reached an agreement in principle to acquire NOW! AudioVideo located in the greater Raleigh-Durham, North Carolina, Greensboro-Winston-Salem, North Carolina, and Knoxville, Tennessee markets. NOW!, which has operated in North Carolina for 30 years, is a six-store specialty retailer with a significant focus on custom installation with annual sales of approximately $21 million. The companies expect to complete the transaction on or about July 1, 2004. Tweeter expects to fund the purchase price of approximately $4.0 million with a combination of cash and stock. The company intends to issue these shares from its shelf registration filed on April 13, 1999, and amended on December 23, 1999. The transaction will be accounted for as a purchase.

(b)	Nomination Procedures

     Tweeter’s nominating committee will consider director candidates recommended by stockholders provided the stockholders follow the procedures set forth below.

     Stockholders who wish to recommend individuals for consideration by the nominating committee to become nominees for election to the Board of Directors at the next Annual Meeting of Stockholders may do so by submitting a written recommendation to the committee, care of Tweeter, at 40 Pequot Way, Canton, MA 02021, Attention: Joseph McGuire, in accordance with the procedures set forth in Tweeter’s proxy statement under the heading “Deadline for Receipt of Stockholder Proposals.” For nominees for election to the Board of Directors proposed by stockholders to be considered, the following information concerning each nominee must be timely submitted in accordance with the required procedures:

•	The candidate’s name, age, business address, residence address, principal occupation or employment, the class and number of shares of Tweeter’s capital stock the candidate beneficially owns, a brief description of any direct or indirect relationships with Tweeter, and the other information that would be required in a proxy statement soliciting proxies for the election of the candidate as a director;

•	A signed consent of the nominee to being named as a nominee, to cooperate with reasonable background checks and personal interviews and to serve as a director of Tweeter, if elected; and

•	As to the stockholder proposing such nominee, that stockholder’s name and address, the class and number of shares of Tweeter’s capital stock the stockholder beneficially owns, a description of all arrangements or understandings between the stockholder and the candidate and any other person or persons (including their names) pursuant to which the recommendation is being made, a list of all other companies that the stockholder has recommended the candidate to for election as a director in that fiscal year, and a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person named in its notice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

32.2	Section 1350 Certifications.

(b)	Reports on Form 8-K

     On January 2, 2004, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K, to state that, subject to stockholder approval of Tweeter’s 2004 Long-Term Incentive Plan at the annual meeting, Tweeter agreed that any awards issued under Tweeter’s 1998 Stock Option and Incentive Plan, from the date of the annual meeting until the expiration of the 1998 plan, would be deducted from the number of shares available to be issued under the 2004 plan.

     On January 29, 2004, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its earnings results for the quarter ended December 31, 2003. In addition, Tweeter filed a transcript of its earnings conference call held on the same day.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By:	/s/ Joseph McGuire

Joseph McGuire, Senior Vice-President and Chief Financial Officer

Date: May 14, 2004