Form 10-Q
period 2004-06-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2004-08-16
CIK 1060390

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT AUGUST 10, 2004
Common Stock, $.01 par value	24,273,000

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2003	2004
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,850,449	$1,414,604
Accounts receivable, net of allowance for doubtful accounts of $1,110,000 at September 30, 2003 and $1,011,000 at June 30, 2004	18,263,564	23,084,785
Inventory	117,569,528	113,513,914
Deferred tax assets	5,938,916	6,179,564
Prepaid expenses and other current assets	26,930,455	19,317,555

Total current assets	170,552,912	163,510,422
Property and equipment, net	126,220,975	123,274,762
Long-term investments	2,113,020	2,069,515
Deferred tax assets	5,217,877	8,595,538
Intangible assets, net	1,926,667	1,416,667
Other assets, net	2,404,938	1,988,084

Total	$308,436,389	$300,854,988

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$7,364,925	$9,361,699
Accounts payable	32,493,675	30,817,593
Accrued expenses	22,735,570	22,764,956
Customer deposits	21,168,837	21,257,984
Deferred warranty	215,381	124,063

Total current liabilities	83,978,388	84,326,295
Long-Term Debt	48,266,937	38,943,292
Other Long-Term Liabilities:
Rent related accruals	11,056,253	10,779,164
Deferred warranty	98,262	11,758

Total other long-term liabilities	11,154,515	10,790,922

Total liabilities	143,399,840	134,060,509
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,748,489 shares issued at September 30, 2003 and 25,994,803 at June 30, 2004	257,485	259,948
Additional paid in capital	294,969,338	301,893,101
Unearned equity compensation	(408,142)	(119,471)
Accumulated other comprehensive income (loss)	(15,931)	87,083
Accumulated deficit	(127,967,415)	(133,558,019)

Total	166,835,335	168,562,642
Less treasury stock: 1,742,616 shares at September 30, 2003 and 1,698,869 shares at June 30, 2004, at cost	(1,798,786)	(1,768,163)

Total stockholders’ equity	165,036,549	166,794,479

Total	$308,436,389	$300,854,988

See notes to unaudited consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Total revenue	$170,472,384	$168,579,834	$602,092,785	$613,093,770
Cost of sales	(107,116,295)	(102,806,608)	(387,046,684)	(376,465,408)

Gross profit	63,356,089	65,773,226	215,046,101	236,628,362
Selling expenses	58,636,281	62,238,279	182,380,081	202,956,145
Corporate, general and administrative expenses	10,227,439	12,917,869	32,141,124	35,991,142
Non-cash compensation charge	1,084,534	19,024	1,084,534	5,298,034
Amortization of intangibles	170,000	170,000	510,000	510,000

Loss from operations	(6,762,165)	(9,571,946)	(1,069,638)	(8,126,959)
Income from equity investment	322,201	168,169	426,075	622,206
Interest expense	434,764	833,802	1,664,116	2,140,587
Interest income	1,140	1,870	9,578	327,667

Loss before income taxes	(6,873,588)	(10,235,709)	(2,298,101)	(9,317,673)
Income tax benefit	(2,749,436)	(4,094,283)	(917,357)	(3,727,069)

Net loss	$(4,124,152)	$(6,141,426)	$(1,380,744)	$(5,590,604)

Basic loss per share	$(0.17)	$(0.25)	$(0.06)	$(0.23)

Diluted loss per share	$(0.17)	$(0.25)	$(0.06)	$(0.23)

Weighted average shares outstanding:
Basic	23,752,013	24,220,419	23,637,822	24,082,977

Diluted	23,752,013	24,220,419	23,637,822	24,082,977

See notes to unaudited consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,380,744)	(5,590,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,205,282	17,223,318
Non cash compensation	1,084,534	5,298,033
Loss (gain) on disposal of property and equipment	359,550	(2,430)
Provision for uncollectible accounts	92,100	324,928
Tax benefit from options exercised	—	186,805
Deferred income tax benefit	(1,208,207)	(3,686,986)
Amortization of deferred gain on sale leaseback	(32,232)	(33,632)
Income from equity investment	(426,075)	(622,206)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,470,921	(5,146,149)
Decrease in inventory	10,726,802	4,094,994
(Increase) decrease in prepaid expenses and other assets	(2,413,546)	7,174,754
Decrease in accounts payable and accrued expenses	(26,144,760)	(1,495,243)
Increase in customer deposits	2,356,211	89,147
Increase (decrease) in deferred rent	124,493	(243,457)
Decrease in deferred warranty	(404,124)	(177,822)

Net cash provided by operating activities	3,410,205	17,393,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,028,101)	(12,932,775)
Proceeds from sale of property and equipment	6,993,255	23,100
Distributions from equity investment	426,075	646,569

Net cash used in investing activities	(13,608,771)	(12,263,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in amount due to bank	13,028,183	(7,326,871)
Proceeds from options exercised	74,374	1,475,626
Proceeds from employee stock purchase plan	296,653	285,056

Net cash provided by (used in) financing activities	13,399,210	(5,566,189)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,200,644	(435,845)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,282,635	1,850,449

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,483,279	1,414,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$1,624,914	$2,115,851

Taxes	$86,678	$(7,486,798)

See notes to unaudited consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

     The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2.    Accounting Policies

     The unaudited condensed consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the nine-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. Tweeter typically records its highest revenue and earnings in its first fiscal quarter.

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

     During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) which addresses how and when to reflect consideration received from vendors in the consolidated financial statements. Under EITF 02-16, certain consideration received from vendors that would have previously been recorded as a reduction to selling expenses, is now recorded as a reduction to cost of goods sold. The amount of reimbursements received during the nine months and three months ended June 30, 2004 that were treated as a reduction of cost of goods sold but which would have been recorded as a reduction of advertising expenses (selling expenses) prior to EITF 02-16 amounted to $27.0 million and $8.5 million, respectively. The amount of reimbursements received during both the nine and three months ended June 30, 2003 that were treated as a reduction of cost of goods sold but which would have been recorded as a reduction of advertising expenses (selling expenses) prior to EITF 02-16 amounted to $5.7 million.

     Advertising — Gross advertising including electronic media, newspaper, buyer’s guides and direct mailings, are expensed when released. Cooperative advertising funds specific to advertising activities received from vendors reduce our gross advertising expense.

Below are the gross expense, cooperative funds received and net advertising for the three and nine months ended June 30, 2003 and 2004.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Gross advertising	$8,014,572	$8,191,139	$35,104,154	$33,970,130
Cooperative advertising funds	(1,145,410)	(983,681)	(16,196,965)	(2,390,148)

Net advertising	$6,869,162	$7,207,458	$18,907,189	$31,579,983

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

     For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in the three and nine months ended June 30, 2003 and June 30, 2004 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Risk free interest rate	2.82%	3.38%	2.82%	3.41%
Expected life of options grants	8.4	7.7	8.3	7.4
Expected volatility of underlying stock	98.06%	81.38%	98.00%	80.07%

     Had compensation cost for the Company’s stock option plans been determined using the fair value method, pro forma net income and pro forma diluted earnings per share would have been:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss as reported	$(4,124,152)	$(6,141,426)	$(1,380,744)	$(5,590,604)
Total stock-based employee compensation expense recorded, net of related tax effects	21,432	11,414	21,432	173,203
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,921,949)	(2,032,997)	(4,398,417)	(5,011,975)

Pro forma net loss	$(6,024,669)	$(8,163,009)	$(5,757,729)	$(10,429,376)

Loss per share
Basic — as reported	$(0.17)	$(0.25)	$(0.06)	$(0.23)

Basic — pro forma	$(0.25)	$(0.34)	$(0.24)	$(0.43)

Diluted — as reported	$(0.17)	$(0.25)	$(0.06)	$(0.23)

Diluted — pro forma	$(0.25)	$(0.34)	$(0.24)	$(0.43)

3.    Earnings per Share

     The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Certain options are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period or when the Company has a net loss, in which case all options would be anti-dilutive. The number of options excluded in each period is reflected in the table.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Basic Loss Per Share:
Numerator:
Net loss	$(4,124,152)	$(6,141,426)	$(1,380,744)	$(5,590,604)
Denominator:
Weighted average common shares outstanding	23,752,013	24,220,419	23,637,822	24,082,977

Basic loss per share	$(0.17)	$(0.25)	$(0.06)	$(0.23)

Diluted Loss Per Share:
Numerator:
Net loss	$(4,124,152)	$(6,141,426)	$(1,380,744)	$(5,590,604)
Denominator:
Weighted average shares outstanding	23,752,013	24,220,419	23,637,822	24,082,977
Potential common stock outstanding	—	—	—	—

Total	23,752,013	24,220,419	23,637,822	24,082,977

Diluted loss per share	$(0.17)	$(0.25)	$(0.06)	$(0.23)

Anti dilutive options not included in earnings per share calculation	1,114,035	4,315,114	1,111,520	4,314,312

Price range of anti dilutive options	$0.305 to $32.125	$0.305 to $32.125	$0.305 to $32.125	$0.305 to $32.125

4.    Comprehensive Income

     Comprehensive loss for the three and nine months ended June 30, 2003 and June 30, 2004 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net Loss	$(4,124,152)	$(6,141,426)	$(1,380,744)	$(5,590,604)
Change in fair value of long-term investments (net of tax)	5,393	(5,062)	5,442	12,142
Change in fair value of interest rate forward contract (net of tax)	—	91,767	—	90,872

Comprehensive Loss	$(4,118,759)	$(6,054,721)	$(1,375,302)	$(5,487,590)

5.    Intangible Assets

     The financial information for acquired intangible assets is as follows:

	As of September 30, 2003		As of June 30, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Non compete agreements and trade names	3,400,000	1,473,333	3,400,000	1,983,333

     For the nine months ended June 30, 2003 and 2004, the aggregate amortization expense was $510,000 in each period. For each of the fiscal years 2004 through 2005, the amortization expense is estimated to be approximately $680,000 and for fiscal year 2006, the amortization expense is estimated to be approximately $567,000.

6.    Related-Party Transactions

     On June 30, 2003, Tweeter made an additional investment in Tivoli Audio, LLC, a manufacturer of consumer electronic products, which increased its ownership to 25%. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of income. For the nine months ended June 30, 2003 and June 30, 2004 the Company purchased $1.1 million and $833,000, respectively, of product from Tivoli. Dividends received from Tivoli amounted to $426,000 and $647,000 for the nine months ended June 30, 2003 and June 30, 2004, respectively. Amounts payable to Tivoli were $39,800 and $52,700 at June 30, 2003 and June 30, 2004, respectively.

7.    Reclassifications

     Certain 2003 reclassifications have been made to conform to the 2004 presentation.

8.    Subsequent Events

     On July 1, 2004, Tweeter completed the acquisition of Sumarc Electronics Incorporated d/b/a NOW! AudioVideo (“NOW!”), by acquiring all of its outstanding capital stock. This transaction will be accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to NOW! will be included in the consolidated statements of income from the acquisition date. The total purchase price was approximately $4.6 million of which $3.8 million was paid in cash and $800,000 was paid through the issuance of 133,824 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Tweeter Home Entertainment Group, Inc. (“Tweeter” or the “Company”) is a specialty retailer of mid- to high-end audio and video consumer electronics products. Tweeter currently operates 175 stores under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Hillcrest names in the New England, Mid-Atlantic, Southeast, Texas, Southern California, Chicago, Florida and Phoenix markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue decreased $1.9 million, or 1.1%, to $168.6 million for the three months ended June 30, 2004 from $170.5 million for the three months ended June 30, 2003. Comparable store sales decreased $3.3 million, or 2.1%. Comparable store sales are a term we use to compare the year-over-year sales performance of our stores. A store is included in the comparable store sales base after it is in operation for 12 full months. An acquired store is included after 12 full months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have competed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. In addition, to offset the decrease in comparable store sales, $722,000 of sales were generated from new stores that have not been opened for a twelve-month period and are therefore not yet includable in the comparable store sales base. There was also a decrease in sales of $1.3 million related to stores that closed. In addition, our corporate sales/insurance replacement sales increased by $1.4 million. For the quarter ended June 30, 2004, flat panel television sales grew to 20.8% of total sales compared to 15.7% for the quarter ended June 30, 2003. For the quarter ended June 30, 2004, plasma televisions were 73.9% of the flat panel category’s dollars and 50.6% of the units sold. The television monitors category decreased to 3.3% of revenue from 6.7% of revenue for the quarters ended June 30, 2004 and June 30, 2003, respectively. The projection television category increased to 18.3% of revenue from 17.4% of revenue for the quarters ended June 30, 2004 and June 30, 2003, respectively. Home installation labor revenue grew to 4.1% of revenues during the quarter ended June 30, 2004 from 3.1% during the quarter ended June 30, 2003.

     Cost of Sales and Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discount and vendor allowances. Cost of sales decreased $4.3 million, or 4.0%, to $102.8 million for the three months ended June 30, 2004 from $107.1 million for the three months ended June 30, 2003. Gross profit increased $2.4 million, or 3.8%, to $65.8 million for the three months ended June 30, 2004 from $63.4 million for the three months ended June 30, 2003. The gross margin percentage increased 180 basis points to 39.0% for the three months ended June 30, 2004 from 37.2% for the three months ended June 30, 2003. The quarters ended June 30, 2004 and 2003 include $8.5 million and $5.7 million, respectively, that were recorded as a reduction to cost of goods sold that would have previously been recorded as a reduction of selling expenses prior to the adoption of EITF 02-16 during the quarter ended March 31, 2003. The reclassification moved certain vendor allowances out of cooperative advertising (selling expenses) and into vendor rebates (cost of sales). Without the reclassification, the gross margin percentage for the quarter ended June 30, 2004 would have been 34.0%, an increase of 20 basis points from the prior year. Overall margins, excluding vendor allowances, distribution and labor costs, increased by 20 basis points. Vendor allowances increased by 20 basis points, excluding the EITF 02-16 reclassification. Distribution costs decreased by 45 basis points, mainly attributable to lower compensation costs, and labor costs increased by 20 basis points.

     Selling Expenses. Selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses and bank service fees. Selling expenses increased $3.6 million, or 6.1%, to $62.2 million for the three months ended June 30, 2004 from $58.6 million for the three months ended June 30, 2003. As a percentage of revenue, selling expenses increased to 36.9% for the three months ended June 30, 2004 from 34.4% for the three months ended June 30, 2003. The quarters ended June 30, 2004 and 2003 include a reclassification of $8.5 million and $5.7 million, respectively, from the adoption of EITF 02-16 during the quarter ended March 31, 2003. The reclassification moved vendor allowances out of cooperative advertising (selling expenses) and into vendor rebates (cost of sales). Without the reclassification, selling expenses for the quarter ended June 30, 2004 would have increased 80 basis points. This increase in selling expenses as a percent of revenue is due to a 160 basis point increase in compensation costs, mainly associated with building our in-home installation infrastructure. In addition, occupancy costs and vehicle expenses increased by 90 basis points, along with other minor increases. This was offset by a 150 basis point decrease in net advertising expense, as well as, a 30 basis point decrease in bank service fees.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Corporate, general and administrative expenses increased 26.3% or $2.7 million to $12.9 million for the three months ended June 30, 2004 from $10.2 million for the three months ended June 30, 2003. As a percentage of total revenue, corporate general and administrative expenses were 6.0% and 7.7% for the three months ended June 30, 2003 and 2004, respectively. This increase is attributed to increases in various consulting and other professional service fees.

     Non-cash compensation charge. Non-cash compensation charge was $19,000 and $1,085,000 for the three months ended June 30, 2004 and 2003 respectively. These are attributed to equity-based executive compensation arrangements.

     Amortization of Intangibles. Amortization of intangibles was $170,000 for the three months ended June 30, 2004 and June 30, 2003.

     Interest Expense. Interest expense increased to $834,000 for the three months ended June 30, 2004 compared to $435,000 for the three months ended June 30, 2003. This increase is due to the increase in the interest rates on our revolving credit agreement during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. In addition, there was $136,000 related to interest due on income tax liabilities.

     Interest Income. Interest income increased to $1,870 for the three months ended June 30, 2004 compared to $1,140 for the three months ended June 30, 2003.

     Income from Equity Investment. Income from the equity investment in Tivoli Audio, LLC decreased to $168,000 for the three months ended June 30, 2004 from $322,000 for the three months ended June 30, 2003. In June 2003, the Company increased its investment in Tivoli Audio, LLC to 25% from 17.5%.

     Income Taxes. The effective tax rate for the three months ended June 30, 2004 and June 30, 2003 was 40.0%.

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

NINE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2003

     Total Revenue. Total revenue increased $11.0 million, or 1.8% to $613.1 million for the nine months ended June 30, 2004 from $602.1 million for the nine months ended June 30, 2003. Comparable store sales increased by $330,000 or .06%, excluding acquired stores. In addition to the increase in comparable stores sales was an $18.4 million increase in sales from new and relocated stores, as well as a $5.3 decrease in sales related to stores that closed. Digital technology products continue to drive sales performance as they represented 60% of revenues for the nine months ended June 30, 2004 compared to 57% for the nine months ended June 30, 2003.

     Gross Profit. Cost of sales decreased $10.6 million, or 2.7%, to $376.4 million for the nine months ended June 30, 2004 from $387.0 million for the nine months ended June 30, 2003. Gross profit increased $21.6 million, or 10.0%, to $236.6 million for the nine months ended June 30, 2004 from $215.0 million for the nine months ended June 30, 2003. The gross margin percentage increased 290 basis points to 38.6% from 35.7% last year. The main component of this increase was due to the adoption of EITF 02-16. The nine months ended June 30, 2004 and June 30, 2003 include $27.0 million and $5.7 million, respectively, which were recorded as a reduction to cost of goods sold that would have previously been recorded as a reduction of selling expenses prior to the adoption of EITF 02-16 during the quarter ended March 31, 2003. The reclassification moved certain vendor allowances out of cooperative advertising (selling expenses) and into vendor rebates (cost of sales). Without the reclassification, the gross margin percentage for the nine months ended June 30, 2004 would have been 34.2%, down from 34.8% for the nine months ended June 30, 2003, a decrease of 60 basis points from the prior year. Contributing to the decrease in gross margin percentage was a 120 basis point reduction in product margins, driven by the increase in video products sold, a 50 basis point decline in vendor allowances, excluding the EITF 02-16 reclassification, and a 15 basis point increase in labor costs. Offsetting these increases was a reduction of 100 basis points in distribution costs, mostly attributable to reduced compensation and vehicle costs.

     Selling Expenses. Selling expenses increased $20.6 million, or 11.3%, to $203.0 million for the nine months ended June 30, 2004 from $182.4 million for the nine months ended June 30, 2003. As a percentage of revenue, selling expenses increased 2.8% to 33.1% for the nine months ended June 30, 2004 from 30.3% in the prior year period. The nine months ended June 30, 2004 and June 30, 2003 include a reclassification of $27.0 million and $5.7 million, respectively, from the adoption of EITF 02-16 during the quarter ended March 31, 2003. The reclassification moved vendor allowances out of cooperative advertising (selling expenses) and into vendor rebates (cost of sales). Without the reclassification, selling expenses for the nine months ended June 30, 2004 would have decreased 65 basis points. This decrease was primarily due to a 150 basis points reduction in gross advertising and a 30 basis point reduction in bank service fees. These were offset by an 80 basis points increase in store level compensation costs, and a 40 basis point increase in occupancy costs, vehicle expenses, and depreciation.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the nine months ended June 30, 2004 increased 12.0% to $36.0 million from $32.1 million for the nine months ended June 30, 2003. As a percentage of total revenue, corporate, general and administrative expenses increased to 5.9% for the nine months ended June 30, 2004 from 5.3% for the prior year period. This increase is attributed to increases in various consulting and other professional service fees.

     Non-cash compensation charge. Non-cash compensation charge was $5.3 million and $1.1 million for the nine months ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2004, $5.1 million is attributed to the value of warrants issued to Retail Masters, LLC. In addition, for the nine months ended June 30, 2004 and 2003, $200,000 and $1.1 million, respectively, represent other equity-based executive compensation arrangements.

     Amortization of Intangibles. Amortization of intangibles was $510,000 for the nine months ended June 30, 2004 and nine months ended June 30, 2003.

     Interest Expense. Interest expense increased to $2.1 million for the nine months ended June 30, 2004 from $1.7 million for the nine months ended June 30, 2003. This increase is due to the increase in borrowings on our revolving credit agreement during the nine months ended June 30, 2004 compared to the balances borrowed during the nine months ended June 30, 2003, as well as interest due on income taxes of $136,000 for the nine months ended June 30, 2004.

     Interest Income. Interest income increased to $328,000 for the nine months ended June 30, 2004 compared to $10,000 for the nine months ended June 30, 2003. The increase was due to $300,000 of interest income paid by suppliers on pre-payments to secure inventory purchases. In addition, there was $25,000 of interest income received for both overpayments on federal income taxes and interest accrued on construction escrow deposits.

     Income from Equity Investment. Income from equity investment increased to $622,000 for the nine months ended June 30, 2004 from $426,000 for the nine months ended June 30, 2003. In June 2003, the Company increased its investment in Tivoli Audio, LLC to 25% from 17.5%.

     Income Taxes. The effective tax rate for the nine months ended June 30, 2004 and June 30, 2003 was 40.0%.

BALANCE SHEET COMPARISON: JUNE 30, 2004 AS COMPARED TO SEPTEMBER 30, 2003

     Inventory. Total inventory decreased during the nine months ended June 30, 2004 compared to September 30, 2003 by $4.1 million. The decrease is attributable to a major supply chain initiative by the Company and a major effort to improve inventory turns.

     Accounts receivable. Total accounts receivable increased by $4.8 million during the nine months ended June 30, 2004 compared to September 30, 2003. The increase was primarily attributable to monies due from vendors for allowances that were higher as a result of the increase in purchases for the nine months ended June 30, 2004.

     Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased by $7.6 million during the nine months ended June 30, 2004 compared to September 30, 2003. The decrease was primarily due to $7.1 million of income tax refunds received, $500,000 in amounts paid for taxes due, and the receipt of a $1.0 million construction escrow deposit.

     Current portion of long-term debt. Current portion of long-term debt increased by $2.0 million during the nine months ended June 30, 2004 compared to September 30, 2003. The increase is a result of the timing of accounts payable checks clearing the bank.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $17.4 million for the nine months ended June 30, 2004 compared to $3.8 million for the nine months ended June 30, 2003. Cash provided by operating activities for the nine months ended June 30, 2004 was primarily the result of a decrease in prepaid expenses and other current assets of $7.2 million and a decrease in inventory of $4.1 million. This was offset by a net loss of $5.6 million, an increase in accounts receivable of $5.1 million, and a decrease in accounts payable and accrued expenses of $1.5 million. In addition, there were adjustments to reconcile net loss to net cash provided by operating activities primarily $17.2 million for depreciation and amortization, non cash compensation of $5.3 million, $3.7 million for deferred income tax benefit, and $622,000 of income from equity investments, as well as other minor items.

     At June 30, 2004, working capital was $79.2 million, compared to $86.6 million at September 30, 2003. The ratio of current assets to current liabilities was 1.94 to 1 at June 30, 2004 and 2.03 to 1 at September 30, 2003. The decrease was primarily the result of a decrease in prepaid expenses and current assets, in addition to an increase in amount due to bank.

     Net cash used in investing activities for the nine months ended June 30, 2004 consisted mainly of capital expenditures of $12.9 million, primarily used for the building of new video displays in stores, new stores, and the relocation of an existing store.

     Net cash used in financing activities during the nine months ended June 30, 2004 was $5.6 million, which was primarily due to net payments on debt of $7.3 million. In addition, during the nine months ended June 30, 2004 there were $1.7 million in proceeds from both options exercised and employee stock purchases.

     On April 16, 2003, Tweeter entered into an agreement with Fleet National Bank and Fleet Retail Finance Inc., on behalf of themselves and other co-lenders, for a new three-year senior secured revolving credit facility in the amount of $110 million. The facility replaced a $100 million line of credit that was due to expire in 2004. Availability under the credit facility will be based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the new facility ranges from 2.00% to 2.50% over LIBOR provided Tweeter commits the balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of Tweeter and its subsidiaries and contains various covenants and restrictions, including that: (i) Tweeter cannot create, incur, assume or permit additional indebtedness, (ii) Tweeter cannot create, incur, assume or permit any lien on any property or asset, (iii) Tweeter cannot merge or consolidate with any other person or permit any other person to merge or consolidate with Tweeter, (iv) Tweeter cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) Tweeter cannot sell, transfer, lease or otherwise dispose of any asset except permitted exceptions, and (vi) Tweeter cannot declare or make any restricted payments. The borrowers under the credit facility will be subsidiaries of Tweeter, and Tweeter will be a guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%. Our weighted-average interest rate on outstanding borrowings under this credit facility for the first nine months of fiscal 2004 was approximately 3.6%. The credit facility has a maturity date of April 1, 2006, and there are no required quarterly or monthly principal prepayments under the facility.

     Under the credit facility as originally signed, we were required to maintain a certain fixed charge coverage ratio as of the end of each month. On August 30, 2003, we amended the agreement to eliminate this requirement, and replaced it with additional reserves in the amount of $6.0 million, used when computing the available borrowing base under the facility.

     As of June 30, 2004, the Company had $15.5 million available under this revolving credit facility and $38.9 million outstanding.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, filed on December 12, 2003, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principle market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

     At June 30, 2004, the Company had $38.9 million of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $140,000 annual impact on the Company’s pre-tax earnings and cash flows.

     On July 14, 2003, the Company entered into an interest rate swap that fixes the interest rate on up to $35 million of LIBOR-based borrowings under the revolving term bank loan at 1.69%, plus the applicable margin, for the period from January 1, 2004 to December 31, 2004. The interest rate swap has been designated as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For the quarter ended June 30, 2004, we did not record any expense or income in the statement of income with respect to this instrument.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

(a) Subsequent Event

     On July 1, 2004, Tweeter completed the acquisition of Sumarc Electronics Incorporated d/b/a NOW! AudioVideo (“NOW!”), by acquiring all of its outstanding capital stock. This transaction will be accounted for as a purchase and, accordingly, the results of operations of the Company’s business relating to NOW! will be included in the consolidated statements of income from the acquisition date. The total purchase price was approximately $4.6 million of which $3.8 million was paid in cash and $800,000 was paid through the issuance of 133,824 shares of the Company’s common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Section 1350 Certifications.
32.2	Section 1350 Certifications.

(b) Reports on Form 8-K

     On April 7, 2004, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its sales results for the quarter ended March 31, 2004.

     On April 30, 2004, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its earnings results for the quarter ended March 31, 2004 and that it had reached an agreement in principle to acquire Sumarc Electronics Incorporated d/b/a NOW! Audio Video.

     On May 4, 2004, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K, which Form 8-K included the press releases announcing sales results for the quarter and year ended September 30, 2003, and the quarter ended December 31, 2003

     On June 21, 2004, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing interim sales results for the quarter ending June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

	By:	/s/ Joseph McGuire

Joseph McGuire, Senior Vice-President and Chief Financial Officer
Date: August 16, 2004