Form 10-K
period 2004-09-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2004-12-14
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

or

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

      The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sales price for such stock on March 31, 2004 as reported by the Nasdaq Stock Market, was approximately $192,255,361.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at December 10, 2004

Common Stock, $.01 par value	24,517,856

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on January 25, 2005 are incorporated by reference into Part III.

PART I
Item 1. Business
General
Business Strategy
Growth Strategy
Recent Acquisitions
Store Format and Operations
Merchandise
Purchasing and Inventory
Advertising and Marketing
Site Selection
Information Systems
Employees
Tweeter.com Web Site
RISK FACTORS
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Recent Sales of Unregistered Securities
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Results of Operations
Fiscal 2004 as Compared to Fiscal 2003
Fiscal 2003 as Compared to Fiscal 2002
Liquidity and Capital Resources
Impact of Inflation
Seasonality
Critical Accounting Policies
Allowance for Bad and Doubtful Accounts
Inventory Obsolescence
Income Taxes
Self-Insurance Reserves
Deferred Cash Discounts, Volume Rebates and Coop Advertising
Recent Accounting Pronouncements
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SCHEDULE II TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EXHIBIT INDEX
Employment Agreement between the Company and Joseph McGuire
Severence Agreement Between the Company and Judy Quye
Subsidiaries of the Company
Consent of Deloitte & Touche LLP
Certification CEO
Certification CFO
Section 1350 Certification CEO
Section 1350 Certification CFO

PART I

      In this Annual Report on Form 10-K, the “Company,” “Tweeter,” “we,” “us” and “our” mean Tweeter Home Entertainment Group, Inc. and its subsidiaries.

      This Annual Report on Form 10-K contains forward-looking statements regarding Tweeter’s performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially from our expectations. This Report, and especially the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion of some of the factors and risks that could contribute to those differences.

Item 1.     Business

General

      Tweeter is a national specialty consumer electronics retailer providing audio and video solutions for the home and mobile environment. Tweeter believes that “We can untangle your mind” by using our expertise to “explain it all, deliver it all, and install it all” for our customers.

      As of September 30, 2004, we operated 176 stores in twenty-one states under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment and Hillcrest names in New England, the Mid-Atlantic, the Southeast, Texas, California, greater Chicago, Florida and Arizona. Tweeter operates in a single business segment of retailing audio and video consumer electronics products. The Company’s stores feature a selection of quality home and mobile audio and video products including cutting edge HDTV, plasma and LCD televisions, DVD players and recorders, surround sound systems, audio components, digital video satellite systems, satellite radios, personal video recorders and digital camcorders. We differentiate ourselves by focusing on consumers who seek audio and video products with advanced features, functionality and performance. These products tend to be more expensive within their category of products and will often have newer or more advanced technology. An example of this would be the KVH TracVision A5, which is satellite TV for the car. We have created an inviting retail environment in each store with specially designed home theater rooms, allowing our customers to visualize the technology in a more natural home setting. The stores average 10,000 square feet and are staffed with highly trained sales and installation professionals. Our goal is to ensure that each customer receives the best possible experience through their entire purchase and installation process. We believe this commitment to service, along with Tweeter’s competitive prices and Automatic Price Protection program will continue to build customer loyalty and Tweeter brand awareness nationwide.

      In 1972, we opened our first store in Boston under the Tweeter name and over the next two decades grew exclusively through new store openings in New England, expanding to eighteen stores by 1995. In 1995, we adopted an aggressive growth strategy to (i) open new stores in current regional markets and relocate certain stores to more favorable sites and (ii) selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired companies to our core operating model and leveraging distribution, marketing and corporate infrastructure. We completed the acquisition of Bryn Mawr Radio and Television, Inc. (“Bryn Mawr”) in May 1996, HiFi Buys Incorporated (“HiFi Buys”) in May 1997, Home Entertainment of Texas, Inc. (“Home Entertainment”) in February 1999, DOW Stereo/ Video, Inc. (“Dow”) in July 1999, United Audio Centers, Inc. (“United Audio Centers”) in April 2000, Douglas T.V. & Appliance, Inc. and Douglas Audio Video Centers, Inc. (collectively, “Douglas”) in October 2000, The Video Scene, Inc. (“Big Screen City”) in May 2001, SMK Marketing, Inc. (“Audio Video Systems”) in June 2001, Sound Advice, Inc. (“Sound Advice”) in August 2001, Hillcrest High Fidelity, Inc. (“Hillcrest”) in March 2002, and Sumarc Electronics Incorporated d/b/a NOW! Audio Video (“NOW!”) in July 2004. In September 2002, the Company re-launched the Tweeter Web site to market and sell consumer electronics over the Internet. The tweeter.com site is designed to mirror the in-store experience as well as the look and feel of its brick and mortar counterparts.

      Tradenames. We currently operate under several tradenames. The large majority (125) of our stores are operated as Tweeter. Four stores in Arizona are operated as Showcase Home Entertainment (“Showcase”), two stores in Dallas are operated as Hillcrest, 25 stores in Florida are operated as Sound Advice, 14 stores in metro Atlanta are operated as HiFi Buys, two stores in Florida are operated as Electronic Interiors, and one store in Florida and one store in Arizona are operated as Bang & Olufsen. Within the next 18 months we plan to convert to the Tweeter brand name all of our remaining stores that do not currently operate under the Tweeter name. During the fourth quarter of fiscal 2004 we chose to exit the Bang & Olufsen store format and we sold two stores and closed another. In October 2004, we sold an additional Bang & Olufsen store, one is scheduled to close on December 31, 2004 and we are actively pursuing a buyer for the last store.

      We have registered the “Tweeter etc.” service mark with the United States Patent and Trademark Office. Its registration number is 2097801 and the renewal due date is September 16, 2007. We have also registered the “AVi.d. Member”, “Slamfest”, “Wise Buys” and “Picture Perfect” service marks with the United States Patent and Trademark Office. Tweeter has not registered “HiFi Buys, “Sound Advice” and some of its other service marks. We are aware that other consumer electronics retailers use the name HiFi Buys and Sound Advice. Tweeter has submitted applications for registration of some of its other service marks, which applications are currently pending. Tweeter may be unable to successfully register such service marks. In addition our service marks, whether registered or unregistered, and patents may not be effective to protect our intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future.

      Competition. Tweeter is a relatively small player in the national (United States) landscape of consumer electronics. The overall industry is approximately $100 billion in sales (data provided by Consumer Electronics Association Market Research) and we account for less than 1% of that total. Several large players, including Best Buy, Circuit City, Sears and Wal-Mart, dominate the industry and have significantly greater resources than Tweeter. Tweeter does not compete with these larger players in all categories, but there is some overlap between products that are sold by the big players and those that Tweeter, sells. Typically, the overlap includes the higher-end (more sophisticated, with more features and options) of the larger players’ products and the lower end (more entry level, with fewer features and options) of our products. One advantage we believe we have over the larger players is the ability to service our customers, because we believe that the larger players often do not offer as high a level of customer service as we do.

      Seasonality. Our business is subject to seasonal variations. Historically, we have realized a significant portion of our total revenue and net income for the year during the first and second fiscal quarters, with a majority of net income for such quarters realized in the first fiscal quarter. Due to the importance of the holiday shopping season, any factor tending to reduce the level of holiday shopping season could have an adverse effect on our revenues and our ability to generate a profit. Our quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions, and unexpected changes in volume-related rebates or changes in cooperative advertising policies from suppliers. In addition, operating results may be negatively affected by increases in merchandise costs, price reductions we institute in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

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

      Extensive Selection of Mid- to High-End Audio and Video Products. We concentrate on mid- to high-end audio and video consumer electronics products. This focus differentiates us from larger format superstores and mass merchandisers, who offer a broad array of consumer electronics and non-electronics products with an emphasis on products priced at introductory price levels. Our emphasis on mid- to higher-end products positions us attractively to manufacturers seeking to sell more advanced or limited distribution products as part of their distribution strategy. As a result of our mid- to higher-end product focus, a historical early adopter customer base and our extensively trained sales force, we are often among the earliest retailers to offer new product innovations on behalf of manufacturers. Tweeter has a long tradition of catering to the audio and/or video enthusiast, and over the last thirty-two years we have introduced many new technologies to the marketplace. We were among the first retailers to see the flat panel plasma and LCD televisions, the DVD player, the CD player, the camcorder and the VCR. We will often hold a market share in new technology that is out of proportion to our less than 1% share of consumer electronics retailing overall. Our share of these new and generally expensive technologies declines as the retail prices decrease and the technology becomes more familiar to a mainstream customer. In addition, we believe that our focused product offering allows for higher gross margin opportunities, appeals to a more service-conscious consumer and results in enhanced brand awareness of our regional names among members of our targeted customer group.

      In-Home Installation Business. As consumer electronics products have become more sophisticated and complex, we are aware of a corresponding tendency for customers to be deterred from purchasing integrated audio/video systems because of the perceived difficulty in setting the systems up properly in their homes. We have sought to address this problem, and to increase sales of such sophisticated systems, by offering home installation services. During the twelve months ended September 30, 2004 we have increased the number of our employees in our in-home service department by 130 in order to provide our customers with integrated solutions and a full suite of “do it for me” services.

      Exceptional Customer Service. We believe that the quality and knowledge of our sales associates is critical to our success and represents a significant competitive advantage. Our relationship-selling model encourages sales associates to promote a comfortable, trusting, low-pressure environment. We provide new sales associates with intensive classroom training, and all sales associates receive four to six days of ongoing training per year, both at the store and at our regional training centers. Our sales force receives technical product and sales training prior to our introduction of significant new products. We believe that our superior customer service has enabled us to engender long-term customer loyalty.

      Dynamic, Inviting Stores. Our stores display products in a dynamic and inviting setting intended to encourage the customer to view and hear products in sound rooms architecturally and acoustically designed to simulate the customer’s home or mobile environment. The store prototype blends a colorful, comfortable lifestyle environment, with innovative and interactive product displays, which enable customers to audition and compare a sample of products. Each store contains a flat panel technology showcase, which displays an extensive selection of plasma, LCD and related products, and every store contains a home theatre vignette, which showcase our home theater products.

      Everyday Competitive Pricing. We utilize an “everyday competitive pricing” strategy with fixed prices clearly marked on our products. Store managers regularly visit local competitors to ensure that our pricing remains competitive within the store’s local market. In addition, our patented Automatic Price Protection program backs all product sales. Under this program, if a customer purchases a consumer electronics product from one of our stores and a competitor within twenty-five miles of the store advertises a lower price within thirty days, we automatically send a check to the customer for the difference without requiring the customer to request payment. The Automatic Price Protection program is designed to remove pricing concerns from the purchase decision and, as a result, allows customers and the sales staff to focus on an integrated solution, performance and quality.

      Automatic Price Protection has not been implemented at the Sound Advice stores in Florida, or the Showcase Home Entertainment stores in Arizona. We are evaluating whether to implement our Automatic Price Protection strategy in these markets.

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

      New Stores. We intend to open new stores and relocate a limited number of stores within existing markets in order to increase penetration and leverage regional advertising, distribution, and operating efficiencies. During fiscal 2004, we opened or acquired eight stores and closed six stores in the following regions:

Region	New Stores Opened	Closed Stores	Acquired Stores

New England	–	1	–
Mid Atlantic	1	1	–
Southeast	–	–	6
Florida	1	4	–

Total	2	6	6

      We intend to open six stores, relocate one store, sell two stores, and close one store in fiscal year 2005.

Recent Acquisitions

      Acquisition of NOW!. On July 1, 2004, Tweeter completed the acquisition of Sumarc Electronics Incorporated d/b/a NOW! Audio Video, a six-store specialty retailer located in the greater Raleigh-Durham, North Carolina, Greensboro-Winston-Salem, North Carolina, and Knoxville, Tennessee markets. NOW! a specialty retailer with a significant focus on custom installation, had annual sales of approximately $21 million, as of the acquisition date, and had operated in North Carolina for 30 years. NOW! was the recipient of the annual Top Ten Retailer Award from AudioVideo International.

Store Format and Operations

      As of September 30, 2004, we operated 176 stores, consisting of 125 Tweeter stores in New England, the Mid-Atlantic, the Southeast, Texas, Southern California and in the greater Chicago area; 14 HiFi Buys stores in the Southeast; 25 Sound Advice stores in Florida; three Bang & Olufsen stores in Florida; two Electronic Interiors stores in Florida; four Showcase Home Entertainment stores in Phoenix, Arizona; one Bang & Olufsen store in Phoenix, Arizona and two Hillcrest stores in Dallas, Texas. During the fourth quarter of fiscal 2004, we chose to exit the Bang & Olufsen store format and we sold two stores and closed another. In October 2004 we sold an additional Bang & Olufsen store, one is scheduled to close on December 31, 2004 and we are actively pursuing a buyer for the last store. It is our plan to evolve the remaining acquired stores that do not have the Tweeter name on the storefront to the Tweeter brand within the next eighteen months. While our stores vary in size, the current prototype is 10,000 square feet, with approximately 70% of our square footage devoted to selling space.

      Our store concept combines the comfort of the home environment with practical displays enabling consumers to sample and compare the features and functions of products in various combinations. The store prototype blends a colorful, comfortable lifestyle environment with innovative and interactive product displays that enable customers to audition and compare a sample of products. Unlike many of our competitors’ stores, which contain large, open spaces in which many different audio and video products are tested and sampled, our stores feature individual sound rooms. The sound rooms architecturally and acoustically resemble a home environment to enable the customer to see and hear how products will perform at home. These sound rooms allow the customer to listen to and compare various combinations of receivers, CD and DVD players and speakers. In addition, each store contains a flat panel technology showcase, which displays an extensive selection of plasma, LCD and related video products, and every store contains home theatre vignettes, which showcases our home theater products. The majority of our stores have areas that feature state-of-the-art audio and video mobile systems, which serve to exhibit our mobile installation capabilities. Most stores provide mobile systems installation through on-premises installation bays.

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

      Most of our store managers are compensated through base pay, commissions and monthly bonuses based on store performance. Store managers can earn a substantial portion of their annual compensation through such bonuses. Sales associates are compensated through a commission program that is based on the gross margins and retail prices of products sold.

Merchandise

      Our stores feature home audio systems and components, mobile audio and video systems, video products such as large screen televisions, including flat panel plasma, LCD, digital projection and digital tube televisions, digital satellite systems, digital video recorders, digital cameras, camcorders, DVD players and other consumer electronics products such as wireless networking devices, IPOD’s, home audio speakers, stereo and surround sound receivers and portable audio equipment. We offer home and mobile stereo installation services and provide warranty and non-warranty repair services through all of our stores. Our in-home installation business provides design, installation and educational services in connection with new construction and home renovations, as well as for existing homes. Products provided by our in-home installation group include whole-house music systems, home theatre systems, satellite TV, Internet access systems, and touch screen controls. Additionally, we have a corporate sales division, which markets and sells to businesses, institutions and other organizations. Our emphasis on mid- to high-end products enables us to offer limited distribution products and to be among the earliest retailers to offer new product innovations on behalf of manufacturers.

      We stock products from many suppliers, including, Alpine, B&K, Bose, Boston Acoustics, Clarion, Denon, Mirage, Martin Logan, Mitsubishi, Monster Cable, Panasonic, Philips, Pioneer, Polk, Samsung, Sharp, Sonus Faber, Sony, Velodyne and Yamaha. We seek to manage our product mix to maximize gross margin performance and inventory turns. Historically, video products have yielded lower gross margin than audio products. Total sales of video products have increased at rates faster than the increases in audio product sales during the last several years as a result of the increased customer interest in big screen televisions. Accordingly, we have enhanced our in-home installation business and adopted a “Sell Audio with Video” strategy in order to enhance our overall gross margin through increased sales of higher margin audio products and in-home services. The strategy involves training and incentive program for sales associates to work with customers to demonstrate audio products that enhance the performance of the video products they are purchasing, so that a customer purchasing a video product is more likely to purchase an audio product as well. In addition, the sales team has developed a “Power Rank” measurement tool that scores every store in the chain both regionally and nationally on specific company sales development goals. Some measurement examples are the attachment of accessories and performance guarantees (extended warranties), penetration of in-home labor as a percentage of sales and maintaining minimum levels of discontinued inventory.

      The table below sets forth the approximate percentage of revenues for each of our primary product categories for our fiscal years ended September 30, 2002, 2003 and 2004, respectively. The percentage of retail revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in our product mix, and the timing of marketing events. The percentages are also affected by our acquisitions of stores offering different mixes of products. Retail revenue consists of all revenue earned at the Company’s retail stores. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Retail Revenues

	Fiscal Years Ended
	September 30,

Product Category	2002	2003	2004

Audio Equipment(1)	25%	22%	19%
Video Equipment(2)	51%	54%	56%
Mobile Equipment and Other(3)	24%	24%	25%

(1)	Includes speakers, cassette decks, receivers, compact disc players, amplifiers, turntables, preamplifiers, home theater in a box, and portable audio equipment.

(2)	Includes televisions, projection televisions, video recording devices, camcorders, digital cameras, DVD players, satellite dishes and video accessories.

(3)	Includes mobile decks, amplifiers and speakers, mobile security products, navigation equipment, audio and mobile accessories, installation and service labor, and extended performance guarantees.

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

      In addition to making direct purchases, we are a member of the Progressive Retailers Organization (“PRO”) group, a volume-buying group of eighteen specialty electronics retailers across the country. This affiliation often provides us with the opportunities to obtain additional supplier rebates, product discounts and promotional products. We are not obligated to make purchases through PRO. Our President and Chief Executive Officer also serves on the Board of Directors of PRO.

      We source products from many suppliers, the largest of whom, Sony, accounted for 23% of fiscal 2004 purchases. We do not maintain long-term commitments or exclusive contracts with any particular supplier, but instead consider numerous factors, including price, credit terms, distribution, quality and compatibility within the existing product mix in making our purchasing decisions. We utilize an automatic replenishment system for store inventory, maintaining stock levels and minimizing total dollars invested in inventory. We believe that our relationship with our large suppliers is excellent and that our focused merchandising and high degree of customer service makes us an important distribution channel, particularly for the introduction of new products.

      We distribute products to stores through our regional distribution centers. The Canton, Massachusetts distribution center is 80,000 square feet and services the New England stores. The King of Prussia, Pennsylvania distribution center is 50,000 square feet and services the Mid-Atlantic stores. The Atlanta, Georgia facility is 80,000 square feet and the Charlotte, North Carolina distribution center is 15,000 square feet, both servicing the Southeast stores. The Houston, Texas distribution center is 64,000 square feet and services the Houston area stores. The Dallas, Texas distribution center is 25,600 square feet and services the Dallas area stores. The San Diego, California facility is 57,200 square feet and services the Nevada, Arizona and the Southern California stores. The Chicago, Illinois facility is 122,000 square feet and services the Illinois stores. The Pembroke Park, Florida distribution center and other small Florida outlet facilities total approximately 234,000 square feet and service all the Florida stores. We believe that these facilities are sufficient to handle any expansion in these markets through at least the year 2005.

Advertising and Marketing

      Tweeter targets consumers seeking informed advice concerning product selection and system integration of audio and video consumer electronics products. We started changing our marketing strategy in fiscal 2004 and are once again utilizing electronic media and radio to reach our consumers instead of the newspaper print strategy used in fiscal 2003 and 2004. We plan to complement our new approach with the occasional use of strategic newspaper inserts and print ads during key retail selling periods. We also use catalogs and direct mail to emphasize education and expertise. In fiscal 2004, we allocated less than one-third of our overall advertising budget to broadcast media, but we expect this percentage to increase significantly in fiscal 2005. Radio advertisements are running in all of our markets. The specific allocation of advertising dollars among the various types of advertising media is reviewed from time to time by management and, if necessary, adjusted to reflect our assessment of advertising results and market conditions.

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

      Automatic Price Protection has not been implemented at the Sound Advice stores in Florida, or the Showcase Home Entertainment stores in Arizona. We are evaluating whether to implement our Automatic Price Protection strategy in these markets.

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

      The following table presents the number and location of stores we operated at the end of each of the last three fiscal years:

	September 30,

State	2002	2003	2004

Alabama	3	3	3
Arizona	5	5	5
California	15	15	15
Connecticut	7	7	7
Delaware	2	2	2
Florida	32	33	30
Georgia	14	14	14
Illinois	16	15	15
Maine	1	1	1
Maryland	6	6	6
Massachusetts	16	16	15
New Hampshire	4	4	4
New Jersey	4	4	4
New York	1	2	2
North Carolina	4	4	9
Pennsylvania	14	14	13
Rhode Island	1	1	1
South Carolina	1	4	4
Tennessee	1	3	4
Texas	17	17	17
Virginia	3	4	5

Total	167	174	176

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

Employees

      As of September 30, 2004, we had 3,671 employees, consisting of 3,588 full-time and 83 part-time employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Tweeter.com Web Site

      Our commercial web site address is www.tweeter.com. Our investor relation’s web site is www.twtr.com. We make our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 available on our Web sites as soon as reasonably practicable after we electronically file such documents with, or furnish them to, the Securities and Exchange Commission.

RISK FACTORS

      The value of an investment in Tweeter will be subject to the significant risks inherent in its business. Investors should consider carefully the risks and uncertainties described below.

      This Annual Report contains forward-looking statements regarding Tweeter’s performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially from our expectations. The following is a discussion of some of the factors and risks that could contribute to those differences.

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

      Our success depends upon the active involvement of senior management personnel, particularly Samuel Bloomberg, Tweeter’s Chairman of the Board, Jeffrey Stone, Tweeter’s President and Chief Executive Officer, Joseph McGuire, Tweeter’s Senior Vice President and Chief Financial Officer, Philo Pappas, Tweeter’s Senior Vice President and Chief Merchandising Officer, Mark Richardson, Tweeter’s Vice President of Marketing,

and Judy Quye, Tweeter’s Senior Vice President of Retail Operations. The loss of the full-time services of Messrs. Bloomberg, Stone, McGuire, Pappas, Richardson, Ms. Quye, or other members of senior management, could severely disrupt our business, as we may not be able to replace them. Tweeter has employment or severance agreements with Messrs. Bloomberg, Stone, McGuire, Pappas and Ms. Quye. Tweeter has no other employment agreements with any members of its senior management team. Tweeter currently maintains key-man life insurance on the lives of Messrs. Bloomberg and Stone in the amounts of $1,000,000 and $5,000,000, respectively.

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

      More generally, Tweeter’s quarterly results of operations may fluctuate based upon such factors as:

•	The amount of net sales contributed by stores;

•	The mix of consumer electronics products sold in its stores;

•	Profitability of sales of particular products;

•	Changes in volume-rebates from manufacturers; and

•	Local weather conditions (such as the Florida hurricanes which took place in August and September of 2004 and resulted in the closure of many of our Florida stores on certain days).

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

      Recent economic conditions make forecasting comparable store sales particularly difficult. Comparable store sales, as they did in fiscal 2002, 2003 and 2004, may decrease in the future. Changes in Tweeter’s comparable store sales results could cause the price of our common stock and profitability to fluctuate substantially.

We may need additional capital and we may not be able to obtain it on acceptable terms, if at all.

      Financing for the opening and acquisition of new stores may be in the form of debt or equity or both and may not be available on terms acceptable to Tweeter, if at all. We estimate that the average cash investment, including pre-opening expenses for tenant fit-out and inventory (net of payables), required to open a store is approximately $1.4 million. The actual cost of opening a store may be significantly greater than such estimates, however, and we may need to seek additional debt and/or equity financing in order to fund our continued expansion through 2005 and beyond. Tweeter estimates that it requires an average of $1.4 million cash investment to open a new store. Some stores have been opened for as little as $600,000 and some have cost as much as $3.9 million. The differences in cost result from the specific circumstances relating to the store opening. In some cases, stores are leased in an existing building and costs are incurred to “Tweeterize” the space. In other cases, Tweeter might enter into a ground lease where the site is a piece of land that has to be fully developed. In connection with some of these ground leases, Tweeter has built multi-tenant facilities in which Tweeter will only occupy one of the spaces and sublet the remaining space. Additional factors that vary depending on the region in which a new store is being opened, and can therefore cause a corresponding region-to-region variation in the cost of opening a new store, including the following:

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

      The success of Tweeter’s business and growth strategy depends to a significant degree upon its suppliers, particularly its brand-name suppliers of audio and video equipment. Tweeter does not have any supply agreements or exclusive arrangements with any suppliers. Tweeter typically orders its inventory through the issuance of individual purchase orders to suppliers. In addition, Tweeter relies heavily on a relatively small number of suppliers. Tweeter’s two largest suppliers accounted for approximately 35% of its sales during fiscal 2004. The loss of any of these key suppliers could affect our business, as we may not be able to find suitable replacements.

Suppliers may not be willing to supply products to stores at acceptable prices.

      It is possible that Tweeter will be unable to acquire sufficient quantities or an appropriate mix of consumer electronics products at acceptable prices, if at all. Specifically, Tweeter’s ability to establish additional stores in existing markets and to penetrate new markets depends, to a significant extent, on the willingness and ability of suppliers to supply those additional stores at acceptable prices, and suppliers may not be willing or able to do so.

Our service marks and patents may not be effective to protect our intellectual property rights.

      Our “Tweeter etc.,” “AVi.d. Member,” “Slamfest,” “Wise Buys” and “Picture Perfect” service marks have been registered with the United States Patent and Trademark Office. Tweeter has not registered “HiFi Buys,” “Sound Advice” and some of its other service marks. We are aware that other consumer electronics retailers use the name “HiFi Buys” and “Sound Advice.” Tweeter has submitted applications for registration of some of its other service marks, which applications are currently pending. Tweeter may be unable to successfully register such service marks. In addition our service marks, whether registered or unregistered, and patents may not be effective to protect our intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future.

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

      Our corporate offices and the New England distribution and service centers are located in two owned facilities totaling 140,000 square feet in Canton, Massachusetts. In addition, we lease over 670,000 square feet of regional operating facilities including distribution and service centers in King of Prussia, Pennsylvania, Atlanta, Georgia, Charlotte, North Carolina, Houston, Texas, Dallas, Texas, San Diego, California, Chicago, Illinois, Pembroke Park, Florida and Phoenix, Arizona.

      Our stores, substantially all of which are leased, include sales space, inventory storage, management offices and employee areas. The majority of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. At the end of fiscal 2004, leases for twenty-nine of the stores have a percentage rent provision ranging from 1.5% to 5% of gross sales at each location in excess of certain specified sales amounts. The initial terms of the leases range from five to twenty years and generally allow us to renew for up to three additional five-year terms. The terms of the leases, including exercised renewal options, expire between 2005 and 2023.

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

Quarter Ended	High	Low	Last

December 31, 2002	$12.44	$4.84	$5.86
March 31, 2003	$6.45	$3.34	$4.77
June 30, 2003	$9.28	$4.69	$8.68
September 30, 2003	$10.06	$7.27	$7.68
December 31, 2003	$9.83	$9.15	$9.45
March 31, 2004	$9.71	$9.34	$9.44
June 30, 2004	$5.60	$5.40	$5.40
September 30, 2004	$5.80	$5.51	$5.65

      The last sale price of the common stock on December 10, 2004, as reported by Nasdaq, was $6.14 per share. As of December 10, 2004, there were approximately 3,800 holders of record of our common stock

      We do not anticipate paying any cash dividends for the foreseeable future. Please see “Liquidity and Capital Resources” below.

Recent Sales of Unregistered Securities

      None

Item 6.	Selected Financial Data (amounts in thousands, except per share and number of stores data)

      Set forth below is selected financial and operating data for each of the five years ended September 30, 2004. The selected statement of operations and balance sheet data for each of the five years ended September 30, 2004 have been derived from our financial statements, which have been audited by our independent auditors. In accordance with generally accepted accounting principles the statement of operations data for all periods presented below has been adjusted to reflect certain stores as discontinued operations (see note 3 to our consolidated financial statements). The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	2000(3)	2001(4)	2002(5)	2003	2004(6)

Statement of Operations:
Total revenue	$396,689	$535,510	$776,976	$771,553	$778,225
Cost of sales	251,455	344,970	496,766	506,658	476,243

Gross profit	145,234	190,540	280,210	264,895	301,982
Selling expenses	98,639	134,312	207,725	233,481	265,741
Corporate, general and administrative expenses	19,342	26,250	41,437	45,696	52,477
Amortization of intangibles	1,522	2,380	1,573	680	680
Non-cash compensation charges	—	—	—	1,219	5,342
Impairment charge	—	—	183,827	—	—

Income (loss) from continuing operations	25,731	27,598	(154,352)	(16,181)	(22,258)
Income (loss) equity investments	518	843	(26)	650	860
Loss on investment	—	(1,162)	—	—	—
Interest income	1,549	1,069	27	113	328
Interest expense	(402)	(377)	(2,282)	(2,834)	(3,350)

Income (loss) before income taxes	27,396	27,971	(156,633)	(18,252)	(24,420)
Income tax expense (benefit)	10,958	11,188	(1,798)	(6,936)	(9,280)

Net income (loss) from continuing operations	16,438	16,783	(154,835)	(11,316)	(15,140)
Discontinued Operations:
Pre-tax income (loss) from discontinued operations	14	187	(10,408)	(558)	(4,884)
Income tax expense (benefit)	6	75	(114)	(212)	(1,855)

Income (loss) on discontinued operations	8	112	(10,294)	(346)	(3,029)

Net income (loss)	$16,446	$16,895	$(165,129)	$(11,662)	$(18,169)

Basic earnings (loss) per share from continuing operations:
Net income (loss)	$0.97	$0.87	$(6.63)	$(0.48)	$(0.63)

Diluted earnings (loss) per share from continuing operations:
Net income (loss)	$0.89	$0.83	$(6.63)	$(0.48)	$(0.63)

Weighted-average shares outstanding:
Basic	17,006	19,333	23,342	23,690	24,165
Diluted(1)	18,551	20,119	23,342	23,690	24,165
Operating Data:
Stores open at beginning of period	73	90	147	167	174
New stores	10	14	22	12	2
Closed stores	0	0	4	5	6
Stores acquired	7	43	2	0	6

Stores open at end of period	90	147	167	174	176

Remodeled/relocated stores	1	1	8	4	1
Comparable store sales(2)	13.5%	0.6%	(3.3)%	(9.9)%	(0.8)%
Balance Sheet Data:
Working capital	$83,540	$70,478	$89,291	$86,575	$56,290
Total assets	235,038	487,669	335,878	308,436	301,213
Long-term debt, excluding current portion	14	35,936	50,074	48,267	35,002
Stockholder’s equity	174,951	332,392	174,611	165,037	156,419

(footnotes on following page)

(1)	Diluted weighted average shares outstanding include 1,545 and 786 shares issuable upon exercise of stock options and warrants outstanding as of September 30, 2000 and 2001 respectively, after applying the treasury stock method. Such shares are not included for fiscal years 2002, 2003 and 2004 as inclusion would be anti-dilutive.

(2)	Stores are included in the comparable store base after they are in operation for 12 full months. Acquired stores are included after 12 months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. Stores representing discontinued operations are included until the store is sold or closed.

(3)	The fiscal year 2000 data includes the results of the United Audio Centers acquisition from April 1, 2000.

(4)	The fiscal year 2001 data includes the results of the Douglas acquisition from October 2, 2000, the Big Screen City acquisition from May 1, 2001, the Audio Video Systems acquisition from June 1, 2001 and the Sound Advice acquisition from August 1, 2001.

(5)	The fiscal year 2002 data includes the results of the Hillcrest acquisition from March 1, 2002.

(6)	The fiscal year 2004 data includes the results of the NOW! AudioVideo acquisition from July 1, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

      Tweeter is a leading specialty retailer of mid- to high-end audio and video consumer electronics products operating under the Tweeter, HiFi Buys, Sound Advice, Bang & Olufsen, Electronic Interiors, Showcase Home Entertainment, and Hillcrest names. We opened our first Tweeter store in New England in 1972. Over thirty-two years, we have refined our retail concept to meet the needs of consumers seeking brand name products with advanced features, functionality and performance which we sell through our highly trained, relationship-driven sales force. We believe that our effective merchandising and superior customer service have enabled us to generate substantial customer loyalty.

      In 1995, we adopted an aggressive growth strategy to:

•	Open new stores in current regional markets and relocate certain stores to more favorable sites; and

•	Selectively pursue acquisitions in new regional markets and achieve operating improvements by converting the acquired companies to our core operating model and leveraging distribution, marketing and corporate infrastructure.

      Between 1996 and 2004, we acquired eleven companies within our industry, for a total of ninety-eight storefronts, in eleven states. We funded these acquisitions through a combination of private equity investments, debt, an initial public offering and two follow-on offerings.

      We seek to increase sales, profitability and asset productivity at acquired companies by converting them to our standard operating model with enhanced training for sales personnel, superior customer service, improved merchandising focused on mid- to higher-end audio and video equipment and more stringent operating controls. We also have aggressively expanded our corporate infrastructure over the past several years to support our growth, including expanding our management team with the addition of senior executives in our merchandising, marketing and retail operations functions.

      Our growth plans will be very limited until we feel that we are returning to more historical operating profit levels. Tweeter has operated at around a 5% operating income margin for most of the six years, prior to fiscal 2003 and 2004. Excluding our goodwill impairment charge in fiscal 2002, fiscal 2003 marked the first operating loss at Tweeter in more than ten years. We believe that the operating losses sustained in fiscal 2003 and 2004, coupled with the uncertainty surrounding the economy in general, means that limiting store growth, preserving capital, and reducing debt are the goals that management should be, and will be, pursuing. Comparable store sales had declined for eleven successive quarters prior to the quarter ended March 31, 2004, when comparable store sales increased. Comparable store sales began to decline again for the quarters ended June 30, 2004 and September 30, 2004.

      We responded to declining business trends by cutting costs, reducing our capital spending, and addressing operating inefficiencies created by the multiple acquisitions over the prior nine years.

      During the course of fiscal 2003 and continuing into fiscal 2004, we have worked on an initiative to move to “One Company, One Way” wherever practical. Acquiring many businesses over a nine-year span resulted in disparate business processes during the acquisition periods. We created a list to meet this initiative and 90% of our objectives were met in 2003. We completed the integration of the remaining areas during 2004.

      PricewaterhouseCoopers LLP was engaged to support our internal audit function in November 2002. Our goal for internal audit is to help us identify and assess internal controls. Typically, internal audit reports on internal controls with suggestions for improvement. We are implementing internal audit with a “checks and balances” mission, as well as a mandate for education, and plan to use the function to disseminate best practices throughout Tweeter.

      During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) which addresses how and when to reflect consideration received from suppliers in the consolidated financial statements. Under EITF 02-16, certain consideration received from suppliers that would have previously been recorded as a reduction to selling expenses is now recorded as a reduction to cost of goods sold.

      In May 2003 we engaged RetailMasters, a consulting organization comprised mostly of former Best Buy senior executives, and created FOUNDATIONS for WINNING. FOUNDATIONS for WINNING is our overarching internal initiative to provide the Company with best practices in several areas including supply chain, sales development, and store level operating disciplines. Our goal is to become “best in class” in these foundational areas. During fiscal 2004, supply chain initiatives were among the largest and most visible goal that were accomplished.

Results of Operations

      The following table is derived from the consolidated statements of operations and sets forth, for the periods indicated, the actual amounts, in thousands, of certain income and expense items and their percentages, relative to total revenue:

	Fiscal Years Ended September 30,

	2002		2003		2004

Statement of Operations:
Total revenue	$776,976	100.0%	$771,553	100.0%	$778,225	100.0%

Gross profit	$280,210	36.1%	$264,895	34.3%	$301,982	38.8%
Selling expenses	207,725	26.7%	233,481	30.3%	265,741	34.1%
Corporate, general and administrative expenses	41,437	5.3%	45,696	5.9%	52,477	6.8%
Amortization of intangibles	1,573	0.2%	680	0.0%	680	0.0%
Non-cash compensation charges	—	0.0%	1,219	0.2%	5,342	0.8%
Impairment charge	183,827	23.7%	—	—	—	—

Loss from operations	(154,352)	(19.8)%	(16,181)	(2.1)%	(22,258)	(2.9)%
Income (loss) from equity investments	(26)	0.0%	650	0.1%	860	0.1%
Interest income	27	0.0%	113	0.0%	328	0.1%
Interest expense	(2,282)	(0.3)%	(2,834)	(0.4)%	(3,350)	(0.4)%

Loss from continuing operations before income taxes	(156,633)	(20.1)%	(18,252)	(2.4)%	(24,420)	(3.1)%
Income tax benefit	(1,798)	(0.2)%	(6,936)	(0.9)%	(9,280)	(1.2)%

Loss from continuing operations	(154,835)	(19.9)%	(11,316)	(1.5)%	(15,140)	(1.9)%
Discontinued Operations:
Pre-tax loss from discontinued operations	(10,408)	(1.3)%	(558)	0.0%	(4,884)	(0.6)%
Income tax benefit	(114)	0.0%	(212)	0.0%	(1,856)	(0.2)%

Loss from discontinued operations	(10,294)	(1.3)%	(346)	0.0%	(3,028)	(0.4)%

Net loss	$(165,129)	(21.2)%	$(11,662)	(1.5)%	$(18,169)	(2.3)%

Fiscal 2004 as Compared to Fiscal 2003

      Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue from continuing operations increased $6.6 million, or 0.9%, to $778.2 million in the year ended September 30, 2004 from $771.6 million for the year ended September 30, 2003. The increase was primarily the result of revenues from new and renovated stores of $5.1 million, of which $3.3 million related to acquisitions, as well as a $5.4 million increase in insurance replacement and corporate sales. This was offset by a comparable store sales from continuing operations decline of $5.1 million or 0.7% and closed stores of $2.0 million. Home installation labor revenue as a percentage of revenue increased during the year ended September 30, 2004 from 2.8% to 3.7%.

      Cost of Sales and Gross Profit. Cost of sales includes merchandise costs, delivery costs, distribution costs, home installation labor costs, purchase discounts, vendor volume rebates and coop advertising. Cost of sales related to continuing operations decreased $30.4 million, or 6.0%, to $476.2 million in the year ended September 30, 2004 from $506.8 million in the year ended September 30, 2003. Gross profit increased $37.1 million, or 14.0%, to $302.0 million in the year ended September 30, 2004 from $264.9 million for the year ended September 30, 2003. The gross margin for the years ended September 30, 2004 and 2003 was 38.8% and 34.3%, respectively. The increase in gross margin is due primarily to the fact that EITF 02-16, which was effective for the entire 2004 fiscal year, in comparison to only a nine months presentation in fiscal 2003. The amount of reimbursement received after January 1, 2003 upon the adoption of EITF 02-16 that was treated as a reduction of cost of goods sold but which would have been recorded as a reduction of advertising expenses prior to EITF 02-16 amounted to $11,077,000 for the fiscal year ended September 30, 2003. For the year ended September 30, 2004 this amount was $35,746,000. In addition, fiscal 2003 produced a lower than normal gross margin due to a variety of factors, including (i) the fact that, in 2003, we undertook a concerted effort to reduce open box and discontinued inventory, which required much higher levels of markdown than usual, (ii) a reduction in suppliers’ program funds, due in part, to the fact that the Company continued to miss stretch goals throughout fiscal 2003.

      Selling Expenses. Selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising and pre-opening expenses. Selling expenses related to continuing operations increased $32.3 million, or 13.8%, to $265.7 million for the year ended September 30, 2004 from $233.5 million for the year ended September 30, 2003. As a percentage of total revenue, selling expenses increased to 34.1% for the year ended September 30, 2004 from 30.3% in the prior year period. The percentage increase was primarily attributable to the fact that EITF 02-16 was effective for the entire fiscal 2004 in comparison to only nine months in fiscal 2003. The adoption of EITF 02-16 requires that cooperative advertising reimbursements, which were previously recorded as a reduction of selling expenses, be treated as a reduction of cost of goods sold. In addition, compensation and occupancy costs increased in fiscal 2004.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Corporate, general and administrative expenses for the year ended September 30, 2004 increased $6.8 million, or 14.8%, to $52.5 million from $45.7 million for the year ended September 30, 2003. As a percentage of total revenue, corporate, general and administrative expenses increased to 6.8% for the year ended September 30, 2004 from 5.9% for the prior year period. The increase was primarily due to increases in compensation, professional and consulting fees and miscellaneous expenses. Compensation increased by $2.4 million due in part, to the addition of a number of key senior executives as well as supply chain merchandising staff during fiscal 2004. In addition, miscellaneous expenses increased $400,000, related to costs of relocating new executive and management employees. Professional fees were up $4.3 million due to payments to consultants as well as other professional fees. Also, expenses increased $1.4 million due to hurricane damage as well as costs related to closing locations. These were offset by an $800,000 reduction in bad debt expense and a $700,000 reduction in utilities, as well as other minor changes.

      Non-cash compensation charge. Non-cash compensation charges were $5.3 million and $1.2 million for the years ended September 30, 2004 and 2003, respectively. In fiscal 2004, $5.0 million is attributed to the value of warrants issued to RetailMasters, LLC, a consulting company hired to aid in the development of sophisticated tools and methods inside our merchandising organization to drive supply chain improvements. In addition, for the years ended September 30, 2004 and 2003, $332,000 and $1.2 million, respectively, represent other equity-based compensation arrangements.

      Amortization of Intangibles. Amortization of intangibles was $680,000 for the year ended September 30, 2004, which remained unchanged from the year ended September 30, 2003.

      Interest Income and Expense. Interest expense was $3.4 million for the year ended September 30, 2004 compared to interest expense of $2.8 million for the year ended September 30, 2003. This fluctuation is due primarily to the increased average level of borrowings on our revolving credit agreement during the year ended September 30, 2004. Interest income was $328,000 for the year ended September 30, 2004 compared to $112,000 for the year ended September 30, 2003. The increase is mainly due to interest income paid by suppliers on prepayments to secure inventory purchases. In addition, there was $25,000 of interest income received for both overpayments on federal income taxes and interest accrued on construction escrow deposits for the year ended September 30, 2004.

      Income Tax Expense (Benefit). The effective tax rate (benefit) for both of the years ended September 30, 2004 and 2003 was (38.0%). Management expects that the effective tax rate will be 38.0% in fiscal 2005.

      Discontinued Operations. In the fourth quarter of fiscal 2004, we closed, sold or committed to close eight stores. We expect to complete the store closures by December 31, 2004. The remaining assets related to the stores to be closed in fiscal 2005 are immaterial. The incremental cost related to these store closings amounted to $560,000. The decision to exit these stores was to allow us to focus on our core operating strategy. In accordance with our accounting policy and Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. Revenues from the closed stores, included in pre-tax loss from discontinued operations, amounted to $19,096,566, $15,441,299 and $13,681,987 for the years ended September 30, 2002, 2003 and 2004, respectively.

Fiscal 2003 as Compared to Fiscal 2002

      Total Revenue. Total revenue from continuing operations decreased $5.4 million, or 0.7%, to $771.6 million in the year ended September 30, 2003 from $777.0 million for the year ended September 30, 2002. The decrease was primarily the result of comparable store sales from continuing operations decline of $58.9 million, or 8.2%, and closed stores of $4.9 million offset by revenues from new and renovated stores of $69.1 million. Home installation labor revenue as a percentage of revenue increased during the year ended September 30, 2003 from 2.2% to 2.8%.

      Cost of Sales and Gross Profit. Cost of sales increased $9.9 million, or 2.0%, to $506.7 million in the year ended September 30, 2003 from $496.8 million in the year ended September 30, 2002. Gross profit decreased $15.3 million, or 5.5%, to $264.9 million in the year ended September 30, 2003 from $280.2 million for the year ended September 30, 2002. The gross margin for the years ended September 30, 2003 and 2002 was 34.3% and 36.1%, respectively. The decrease in gross margin is due primarily to a concerted effort to reduce open box and discontinued inventory, which required much higher levels of markdown than usual. Additional pressures on gross margin throughout the year came from a reduction in suppliers’ program funds, as the Company continued to miss stretch goals throughout the year, as well as the continued growth of the video category as a percent of our overall mix. Supplier program funds year over year decreased by approximately $10.2 million, excluding the $11.1 million favorable effect of the reclassification related to the adoption of EITF 02-16. The video category carries lower gross margins than the Company average, so as this grows within the overall mix, it will bring the overall gross profit on product down. The percent of video sales to total sales increased 300 basis points year over year.

      Selling Expenses. Selling expenses increased $25.8 million, or 12.4%, to $233.5 million for the year ended September 30, 2003 from $207.7 million for the year ended September 30, 2002. As a percentage of total revenue, selling expenses increased to 30.3% for the year ended September 30, 2003 from 26.7% in the prior year period. The percentage increase was attributable to reduced cooperative advertising support from suppliers, increased occupancy costs, additional depreciation from the new and acquired stores and higher self-insurance costs. Total cooperative advertising funds received from suppliers decreased $6.7 million year over year, excluding the effect of the EITF 02-16 reclassification. The amount of reimbursement received after January 1, 2003 upon the adoption of EITF 02-16 that were treated as a reduction of cost of goods sold but which would have been recorded as a reduction of advertising expenses prior to EITF 02-16 amounted to $11.1 million for the fiscal year ended September 30, 2003. Depreciation expense increased $4 million year over year.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the year ended September 30, 2003 increased $4.3 million, or 10.3%, to $45.7 million from $41.4 million for the year ended September 30, 2002. As a percentage of total revenue, corporate, general and administrative expenses increased to 5.9% for the year ended September 30, 2003 from 5.3% for the prior year period. The increase was primarily due to increases in professional and consulting fees, fixed asset and other write-offs, and compensation. Professional fees were up $1.5 million due to payments to outside consultants. Fixed assets and other write-offs were approximately $2.0 million as compared to a gain on asset disposal of $400,000 in 2002. Compensation increased approximately $800,000 year over year.

      Amortization of Intangibles. Amortization of intangibles decreased to $680,000 for the year ended September 30, 2003 from $1.6 million for the year ended September 30, 2002. The decrease was primarily due to the write-off of goodwill and certain intangibles in fiscal 2002.

      Non-cash compensation charge. Non-cash compensation charge was $1.2 million for the year ended September 30, 2003 and there was no charge in fiscal 2002. The $1.2 million represents other equity-based executive compensation arrangements.

      Write off of Goodwill and Intangible Assets. In accordance with SFAS No. 142, “Goodwill and other Intangible Assets”, Tweeter reviews goodwill and other intangibles with indefinite useful lives on an annual basis, or more frequently if impairment indicators arise. During the fourth quarter of fiscal 2002, we performed our annual test for impairment. We performed a valuation analysis of Tweeter with the assistance of a third party valuation specialist and concluded that the fair value of the reporting unit did not exceed its carrying amount. We then measured the amount of the impairment loss by comparing the fair value of the reporting unit to the carrying amount of that goodwill.

      In performing a valuation of Tweeter, we estimated with the assistance of a third party valuation specialist the value of the business enterprise using (i) the Discounted Cash Flow method of the Income Approach and (ii) the Guideline Company method of the Market Approach. The specialists gave full consideration to the trends of Tweeter’s business, the competitive environment in which it operates and its financial and operating results. As a result of their valuation we determined that the recorded goodwill and certain other intangible assets were impaired. Tweeter recorded, in the fourth quarter of fiscal 2002, an impairment charge for its entire balance of goodwill ($191.5 million) and a portion of its intangible assets ($3.4 million).

      Interest Income and Expense. Interest expense was $2.8 million for the year ended September 30, 2003 compared to $2.3 million for the year ended September 30, 2002. This fluctuation is due primarily to the increased average level of borrowings on our revolving credit agreement during the year ended September 30, 2003. Interest income was $112,000 for the year ended September 30, 2003 compared to $27,000 for the year ended September 30, 2002.

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

      Our primary sources of financing have been net cash from operations, borrowings under our credit facility, and proceeds from the sale of equity. At September 30, 2004 and 2003, our working capital was $56.3 million and $86.6 million, respectively. Cash provided by operations was $41.5 million for the year ended September 30, 2004. This was primarily the result of an $18.2 million loss, a depreciation and amortization add back of $23.3 million, a $5.3 million non-cash compensation charge, which were offset by an $11.2 million change in deferred tax benefits. In addition, there was an increase of $13.3 million of accounts payable and accrued expenses, a decrease of $13.7 million of inventory and a $9.8 million decrease in prepaid expenses and other assets, primarily related to tax assets, as well as other minor changes in other operating accounts.

      Net cash used in investing activities during fiscal 2004 was approximately $23.0 million. Purchase of property and equipment of $19.5 million was the primary use of cash in investing activities. Approximately $6.6 million was used to open two new stores and relocate one store, $500,000 was used for construction of new stores in progress, and the balance of $12.4 million was used for other miscellaneous capital expenditures for equipment, fixtures and leasehold improvements. During fiscal 2004 the Company shifted focus from new store development to the refurbishment of existing stores and the installation of offices to support our expanded in-home services, thus explaining the change in spending from new stores to other capital expenditures. Capital expenditures for the next 12 months are estimated at $20 million, including $10 million for existing store development, $5 million for the opening of new or relocated stores, and $5 million for information technology.

      On April 16, 2003, the Company entered into an agreement with its lenders for a new three-year senior secured revolving credit facility in the amount of $110 million. The facility replaced a $100 million line of credit that was due to expire in 2004. Under the agreement as originally executed, availability under the credit facility is based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the facility ranged from 2.00% to 2.50% over LIBOR provided the Company commits the loan balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of the Company and its subsidiaries and contains various covenants and restrictions, including that: (i) Tweeter cannot create, incur, assume or permit additional indebtedness, (ii) Tweeter cannot create, incur, assume or permit any lien on any property or asset, (iii) Tweeter cannot merge or consolidate with any other person or permit any other person to merge or consolidate with the Company, (iv) Tweeter cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) Tweeter cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) Tweeter cannot declare or make any restricted payments. The borrowers under the credit facility are subsidiaries of Tweeter, and Tweeter is the guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%. Our weighted-average interest rate on outstanding borrowings (under this credit facility and our prior credit facility) for fiscal 2004 and 2003 was approximately 3.7% and 3.4%, respectively. The credit facility had an original maturity date of April 1, 2006, and there are not any required quarterly or monthly principal prepayments under the facility. As of September 30, 2004 and 2003, $14,700,000 and $19,200,000 were available under the revolving credit facility, respectively.

      Under the credit facility as originally signed, we were required to maintain a certain fixed charge coverage ratio as of the end of each month. On August 30, 2003, we amended the agreement to eliminate this requirement, and replaced it with additional reserves in the amount of $6.0 million, used when computing the available borrowing base under the facility.

      On November 22, 2004, we amended the agreement extending the term for an additional two years to April 1, 2008 and lowering the pricing grid on both outstanding borrowings and the unused commitment fee. The amendment also lowered the total size of the line to $90 million from $110 million, as we believe that we will not have a need for the larger credit line. We had a one-time right under the original agreement to lower the commitment without penalty and we elected to exercise that right. Our rate under this facility is expressed as a margin over LIBOR, and the new pricing is 25 basis points less on each of the pricing tiers. Our rate on the unused portion goes down by 7.5 basis points as well. In addition, the administrative availability block drops to $7.5 million from the $11 million.

      The Company’s contractual obligations and due dates consist of the following at September 30, 2004:

	Total	2005	2006-2007	2008-2009	Thereafter

Credit facility	$35,000,000	$—	$—	$35,000,000	$—
Operating leases	326,886,394	39,418,808	71,796,243	64,037,105	151,634,238
Name in title sponsorships	19,229,167	3,350,000	6,700,000	4,575,000	4,604,167
Capital leases and other	15,673	13,743	1,930	—	—

Total	$381,131,234	$42,782,551	$78,498,173	$103,612,105	$156,238,405

      The Company is also obligated to certain officers under employment and severance agreements in the event such officers were terminated without cause. Tweeter believes that its existing cash, together with cash generated by operations and available borrowings under the credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. Furthermore, due to the seasonality if its business, Tweeter’s working capital needs are significantly higher in the fiscal first and second quarters and there is the possibility that this could cause unforeseen capital constraints in the future. Within our credit facility, there is an option during our peak holiday season buying periods to have more availability on our credit line to meet these needs.

Impact of Inflation

      Management does not believe that inflation has had a material adverse effect on our results of operations. However, we cannot predict accurately the effect of inflation on future operating results.

Seasonality

      Our business is subject to seasonal variations. Historically, we have realized a significant portion of our total revenue and net income for the year during the first and second fiscal quarters, with a majority of net income for such quarters realized in the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have an adverse effect on our revenues and our ability to generate a profit. Our quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates or changes in cooperative advertising policies from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

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

      Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure relating to it in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Bad and Doubtful Accounts

      Most of our accounts receivable are due from our suppliers and less than 10% are due from retail customers. Our net accounts receivable balance at September 30, 2004 of $17.8 million constitutes 5.9% of our total assets, and the reserve of $475,000 is 2.6% of gross accounts receivable.

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

      In prior years, as a result of a combination of the factors described above, we increased our bad debt reserve to reflect our estimated valuation of gross receivables. It is also possible that bad debt write-offs could increase significantly in the future. We have historically estimated our bad and doubtful debt allowance as a percentage of the aging categories, which could differ materially if the historical trend changed. Estimating an allowance for doubtful accounts requires significant management judgment. In addition, different reserve estimates that we reasonably could have used would have had a material impact on our reported accounts receivable balance and thus would have had a material impact on the presentation of the results of operations. For those reasons, and in view of the fact that our accounts receivable balance is 5.9% of our total assets at September 30, 2004, we believe that the accounting estimate related to bad and doubtful accounts is a critical accounting estimate. The reserve decreased in fiscal 2004 from $1.1 million to $475,000 as a result of more current category agings and uncollectible accounts receivable written off.

Inventory Obsolescence

      Inventory represents a significant portion of our assets (35.4%). Our profitability and viability are highly dependent on the demand for our products. An imbalance between purchasing levels and sales could cause rapid and material obsolescence, and loss of competitive price advantage and market share. We believe that our product mix has provided sufficient diversification to mitigate this risk. At the end of each reporting period, we reduce the value of our inventory by our estimate of what we believe to be obsolete, and we recognize an expense of the same amount, which is included in cost of sales in our consolidated statement of operations.

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

      As a result of a combination of the factors described above, we have reduced our net inventory value to reflect our estimated amount of inventory obsolescence. Our inventory obsolescence reserve at September 30, 2004 is $2.9 million. It is also possible that obsolescence could rapidly become a significant issue in the future. In addition, different reserve estimates that we reasonably could have used would have had a material impact on our reported net inventory and cost of sales, and thus would have had a material impact on the presentation of our results of operations. For those reasons, we believe that the accounting estimate related to inventory obsolescence is a critical accounting estimate.

Income Taxes

      Our estimate of the expense or benefit and the sufficiency of the income tax accrual are somewhat dependent on our assessment of certain tax filing exposures. We provide for potential tax exposures arising from routine audits by taxing authorities. It is reasonably possible to assume that actual amounts payable as a result of such audits could be materially different from amounts accrued in the consolidated balance sheet.

      Our estimate of deferred tax assets is impacted by our assessment of our ability to generate sufficient taxable income to be able to realize the deferred tax asset. Based on management’s assessment of our historical performance and the current economic conditions, we have determined that no valuation allowance against our deferred tax asset is required as of September 30, 2004 as we believe that we will be sufficiently profitable as to realize all recognized deferred tax assets. Should we not generate the expected levels of taxable income, a valuation allowance could be required.

Self-Insurance Reserves

      We are self-insured for workers’ compensation, auto/ garage, general liability insurance and medical/ dental benefits and evaluate our liability estimate on a quarterly basis based on actuarial information and past experience. Historical claims are reviewed as to when they are incurred versus when they are actually paid and an average claims lag is determined. Once the average historical lag is determined, it is applied to the current level of claims being processed. Management believes, and past experience has confirmed, the underwriting cost reductions outweigh the financial risk incurred by self-insurance of workers’ compensation, auto/ garage, general liability and medical/ dental benefits. Accounting standards require that a related loss contingency be recognized in our consolidated balance sheet.

      We determined that the total future liability related to claims that have already been incurred but have not been billed is $3.3 million, compared to our estimate last year of $2.8 million.

      We believe that the accounting estimate related to assessment of future liability for current insurance claims is a critical accounting estimate because it is highly susceptible to change from period to period due to the requirement that our management make assumptions about future costs of claims based on historical costs.

Deferred Cash Discounts, Volume Rebates and Coop Advertising

      We receive cash discounts for timely payment of merchandise invoices and recognize these amounts in our statement of operations upon the sale of the inventory. The amount of the deferral for discounts received but not yet recognized in income is $2.2 million as of September 30, 2004, compared to $3.4 million as of September 30, 2003 and is classified as a reduction in gross inventory in the consolidated balance sheet.

      We also receive substantial funds from our suppliers for volume rebates and coop advertising. These funds can be earned in two ways; the first is based on levels of inventory purchases and the second is based on performance of specific advertising activities. Amounts earned based on levels of inventory purchases are recognized in the statement of operations based on when the inventory from each supplier is sold. Amounts earned based on performance of specific advertising activities are recognized in the statement of operations as these activities are performed. The amount of the deferral for amounts received related to levels of inventory purchases is $10.9 million, as of September 30, 2004, compared to $10.8 million as of September 30, 2003. No amounts were deferred as of September 30, 2004 for specific advertising activities as we did not have any unfulfilled obligations in relation to cash received prior to the year-end.

      Many of our agreements include stretch goals where the level of funds earned is dependent upon achieving certain purchase levels. We recognize these program funds in the statement of operations and as a reduction of inventory costs when we determine that we are likely to achieve the goal.

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

      None.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates, principally related to our borrowings. We do not enter into financial instruments for trading purposes.

      On July 14, 2003, we entered into an interest rate swap, which fixes the interest rate on up to $35 million of libor-based borrowings under the revolving term bank loan at 1.69%, plus the applicable margin, for the period from January 1, 2004 to December 31, 2004. The interest rate swap has been designated as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For the years ended September 30, 2003 and 2004, we recorded zero and $121,518 of interest expense in the statement of operations with respect to this instrument. At September 30, 2004 we had $35.0 million of variable rate borrowings outstanding under our revolving credit facility that approximates fair value. A hypothetical 10% change in interest rates for this variable rate debt would have an approximate $164,000 annual impact on our interest expense.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Tweeter Home Entertainment Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

     Tweeter Home Entertainment Group, Inc.
Canton, Massachusetts

      We have audited the accompanying consolidated balance sheets of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, during fiscal 2003, the Company changed its method of accounting for vendor consideration.

Boston, Massachusetts

December 13, 2004

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2003	2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,850,449	$2,801,005
Accounts receivable, net of allowance for doubtful accounts of $1,110,000 and $475,000 at September 30, 2003 and 2004, respectively	18,263,564	17,795,922
Inventory	117,569,528	106,562,804
Deferred tax assets	5,938,916	7,801,864
Prepaid expenses and other current assets	26,930,455	17,019,121

Total current assets	170,552,912	151,980,716
Property and equipment, net	126,220,975	124,863,799
Long-term investments	2,113,020	2,304,166
Deferred tax assets	5,217,877	14,470,743
Intangible assets, net	1,926,667	1,246,667
Goodwill	—	4,885,133
Other assets, net	2,404,938	1,461,909

Total	$308,436,389	$301,213,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,364,925	$3,184,274
Current portion of deferred consideration	—	518,199
Accounts payable	32,493,675	41,637,673
Accrued expenses	22,735,570	28,362,551
Customer deposits	21,168,837	21,893,905
Deferred warranty	215,381	93,625

Total current liabilities	83,978,388	95,690,227

Long-Term Debt	48,266,937	35,001,930

Other Long-Term Liabilities:
Rent related accruals	11,056,253	11,071,389
Deferred consideration	—	3,030,413
Deferred warranty	98,262	—

Total other long-term liabilities	11,154,515	14,101,802

Total liabilities	143,399,840	144,793,959

Commitments and Contingencies (See Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,748,489 shares issued at September 30, 2003 and 26,175,965 shares at September 30, 2004	257,485	261,760
Additional paid-in capital	294,969,338	304,006,333
Unearned equity compensation	(408,142)	(75,727)
Accumulated other comprehensive income (loss)	(15,931)	115,391
Accumulated deficit	(127,967,415)	(146,136,052)

Total	166,835,335	158,171,705
Less treasury stock, at cost: 1,742,616 shares at September 30, 2003 and 1,676,537 shares at September 30, 2004	(1,798,786)	(1,752,531)

Total stockholders’ equity	165,036,549	156,419,174

Total	$308,436,389	$301,213,133

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2002	2003	2004

Total revenue	$776,975,493	$771,552,627	$778,224,978
Cost of sales	(496,765,912)	(506,657,776)	(476,242,822)

Gross profit	280,209,581	264,894,851	301,982,156
Selling expenses	207,725,262	233,480,680	265,740,844
Corporate, general and administrative expenses	41,436,539	45,695,370	52,477,270
Amortization of intangibles	1,572,794	680,000	680,000
Non-cash compensation charges	—	1,219,358	5,341,777
Impairment charge	183,827,038	—	—

Loss from continuing operations	(154,352,052)	(16,180,557)	(22,257,735)
Income (loss) from equity investments	(25,836)	649,885	860,116
Interest income	26,811	112,449	327,781
Interest expense	(2,282,369)	(2,834,140)	(3,350,007)

Loss from continuing operations before income taxes	(156,633,446)	(18,252,363)	(24,419,845)
Income tax benefit	(1,798,254)	(6,935,897)	(9,279,554)

Net loss from continuing operations	(154,835,192)	(11,316,466)	(15,140,291)
Discontinued operations:
Pre-tax loss from discontinued operations	(10,408,290)	(557,505)	(4,884,430)
Income tax benefit	(114,491)	(211,852)	(1,856,084)

Loss from discontinued operations	(10,293,799)	(345,653)	(3,028,346)

NET LOSS	$(165,128,991)	$(11,662,119)	$(18,168,637)

Basic and diluted loss per common share:
Loss from continuing operations	$(6.63)	$(0.48)	$(0.63)
Loss from discontinued operations	(.44)	(0.01)	(0.12)

Net loss per common share	$(7.07)	$(0.49)	$(0.75)

Weighted average shares outstanding:
Basic	23,341,892	23,689,724	24,164,729

Diluted	23,341,892	23,689,724	24,164,729

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other	Treasury Stock			Total
			Paid-in	Accumulated	Unearned	Comprehensive			Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Income	Shares	Amount	Income	Equity

Balance, October 1, 2001	24,722,974	$247,230	$285,132,941	$48,823,695	$—	$65,918	1,856,146	$(1,878,257)		$332,391,527
Issuance of common stock, net	42,886	429	998,729							999,158
Issuance of shares under stock option plan including tax benefit	612,448	6,124	5,749,108							5,755,232
Issuance of treasury stock under employee stock purchase plan			372,340				(37,643)	26,350		398,690
Other			211,827							211,827
Comprehensive Income:
Net loss				(165,128,991)					$(165,128,991)	(165,128,991)
Net unrealized loss on investments, net of tax of $11,092						(16,638)			(16,638)	(16,638)

Comprehensive loss									$(165,145,629)

Balance, September 30, 2002	25,378,308	$253,783	$292,464,945	$(116,305,296)	$—	$49,280	1,818,503	$(1,851,907)		$174,610,805
Issuance of shares under stock option plan including tax benefit	100,181	1,002	519,195							520,197
Issuance of treasury stock under employee stock purchase plan			357,698				(75,887)	53,121		410,819
Issuance of restricted stock	270,000	2,700	1,627,500		(1,627,500)					2,700
Amortization of unearned equity compensation					1,219,358					1,219,358
Comprehensive Income:
Net loss				(11,662,119)					$(11,662,119)	(11,662,119)
Net unrealized gain on investments, net of tax of $7,301						10,951			10,951	10,951
Fair value of interest rate forward contract, net of tax of $50,774						(76,162)			(76,162)	(76,162)

Comprehensive loss									$(11,727,330)

Balance, September 30, 2003	25,748,489	$257,485	$294,969,338	$(127,967,415)	$(408,142)	$(15,931)	1,742,616	$(1,798,786)		$165,036,549
Issuance of shares under stock option plan	293,652	2,937	1,555,643							1,558,580
Income tax benefit from issuance of shares under stock option plan			1,377,852							1,377,852
Issuance of treasury stock under employee stock purchase plan			346,062				(66,079)	46,255		392,317
Amortization of unearned equity compensation			5,009,362		332,415					5,341,777
Issuance of common stock, net	133,824	1,338	748,076							749,414
Comprehensive Income:
Net loss				(18,168,637)					$(18,168,637)	(18,168,637)
Net unrealized gain on investments, net of tax of $26,426						39,639			39,639	39,639
Change in fair value of interest rate forward contract, net of tax of $61,121						91,683			91,683	91,683

Comprehensive loss									$(18,037,315)

Balance, September 30, 2004	26,175,965	$261,760	$304,006,333	$(146,136,052)	$(75,727)	$115,391	1,676,537	$(1,752,531)		$156,419,174

See notes to consolidated financial statements

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,128,991)	$(11,662,119)	$(18,168,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,062,884	21,791,829	23,292,086
Non-cash compensation	—	1,219,358	5,341,777
(Income) loss from equity investment	25,836	—	(860,116)
Loss on disposal of equipment	209,132	924,542	362,000
Provision for doubtful accounts	803,448	1,014,939	225,518
Tax benefit from options exercised	3,020,336	119,100	1,377,852
Deferred income tax (benefit) provision	(7,359,770)	103,586	(11,213,982)
Amortization of deferred gain on sale leaseback	—	(45,233)	(44,843)
Gain on sale of investment	—	(273,746)	—
Impairment charge	194,902,181	—	—
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Decrease in accounts receivable	5,936,637	3,837,537	401,260
Decrease (increase) in inventory	(12,145,787)	25,664,532	13,650,191
(Increase) decrease in prepaid expenses and other assets	(6,043,993)	(13,661,145)	9,765,338
(Decrease) increase in accounts payable and accrued expenses	(5,884,398)	(23,897,696)	13,265,788
Increase in customer deposits	1,752,770	4,909,103	725,068
Increase in rent related accruals	367,395	734,747	59,979
Increase in deferred considerations	—	—	3,548,612
Decrease in deferred warranty	(794,987)	(472,613)	(220,018)

Net cash provided by operating activities	27,722,693	10,306,721	41,507,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54,599,895)	(24,188,284)	(19,485,478)
Proceeds from sale-leaseback transaction, net of fees	13,827,121	12,551,118	—
Proceeds from sale of property and equipment	25,150	59,488	54,450
Sale (purchase) of investments	88,791	(750,000)	—
Cash paid for acquisitions, net of cash acquired	(4,812,735)	—	(4,279,655)
Dividends from joint venture and investments	3,231,951	25,052	737,933

Net cash used in investing activities	(42,239,617)	(12,302,626)	(22,972,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in amount due to bank	(3,944,169)	2,689,382	(4,100,987)
Net proceeds (payments) of debt	14,120,346	(1,940,279)	(13,406,294)
Payment of debt assumed in acquisition	—	—	(2,028,183)
Proceeds from options exercised	2,734,896	403,797	1,558,580
Proceeds from employee stock purchase plan	398,690	410,819	392,317
Proceeds from other equity transactions	211,827	—	—

Net cash provided by (used in) financing activities	13,521,590	1,563,719	(17,584,567)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(995,334)	(432,186)	950,556
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,277,969	2,282,635	1,850,449

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,282,635	$1,850,449	$2,801,005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$2,395,892	$2,623,688	$2,634,299

Income taxes	$10,151,471	$(40,007)	$(9,228,386)

Non-cash investing activities:
Issuance of common stock and assumption of options for acquisitions	$1,000,000	$—	$752,091

Issuance of warrants	$—	$—	$5,009,362

See notes to consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2002, 2003 and 2004

1.	Business of the Company

      Tweeter Home Entertainment Group, Inc. and its subsidiaries (“the Company” or “Tweeter”) sells audio, video, entertainment and electronics products through a chain of 176 retail stores in the New England, Mid-Atlantic, Southeast, Texas, Southern California, greater Chicago, Florida and Arizona markets. The Company operates under the names “Tweeter,” “HiFi Buys,” “Sound Advice,” “Bang & Olufsen,” “Electronic Interiors,” “Showcase Home Entertainment” and “Hillcrest High Fidelity”. The Company operates in a single business segment of retailing audio and video consumer electronics products.

2.	Summary of Significant Accounting Policies

      Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

      Accounting for Estimates — In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated financial statements include allowances for potential bad debts, vendor allowances, obsolete inventory, intangible assets and goodwill, the useful lives of its long-lived assets, the recoverability of deferred tax assets, self-insurance reserves, and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions in the near term would have a significant effect on the consolidated financial position or results of operations. Actual results could differ from these estimates.

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

      Vendor allowances are only recorded if evidence of a binding arrangement exists with vendor and the amounts that will be received are both probable and estimable. Evidence of an arrangement takes different forms. Arrangements with vendors are principally evidenced by written contracts. In the absence of written contracts, the other documentation evidencing an arrangement are documentation received from vendors, including end-of-period settlements, vendor presentation materials, term sheets, and emails or other forms of documentation that specify the terms and conditions of the vendor allowance receivable. The Company only considers these forms of documentation binding when they are consistent with historical business practices relating to a vendor and when settlement has occurred or is reasonably assured.

      Cash discounts earned for timely payments of merchandise invoices are recorded as a reduction of inventory and recognized in the statement of operations upon the sale of the related inventory.

      Purchase rebate allowances and general cooperative advertising allowances are earned based on the purchase of inventory. The carrying value of inventory is initially reduced by the amount of purchase rebates and advertising allowances earned, resulting in lower cost of goods sold when the inventory is sold. Certain supplier agreements include stretch goals where the level of funds earned is dependent upon the Company achieving certain purchase levels. These program funds are recorded as a reduction of inventory costs when it is determined that it is probable the Company will achieve the goal.

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

      The Company sells products that come with a manufacturer’s warranty. When the Company repairs products that is still under manufacturer’s warranty, the supplier reimburses the Company for the parts and the technician’s labor. Once the product is repaired, the Company establishes a receivable for the amounts due from the supplier and records warranty revenue.

      During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) which addresses how and when to reflect consideration received from suppliers in the consolidated financial statements. Under EITF 02-16, certain consideration received from suppliers that would have previously been recorded as a reduction to selling expenses, is now recorded as a reduction to cost of goods sold. The amount of reimbursement received after January 1, 2003 upon the adoption of EITF 02-16 that was treated as a reduction of cost of goods sold but which would have been recorded as a reduction of advertising expenses prior to EITF 02-16 amounted to $11,077,000 for the fiscal year ended September 30, 2003. For the year ended September 30, 2004 this amount was $35,746,000.

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

      Long-Term Investments — Long-term investments consist of investments in marketable equity securities and an investment in a privately held company. Marketable equity securities are stated at fair value. Marketable equity securities are classified as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income, which is reflected in stockholders’ equity. Prior to the third quarter of fiscal 2003, the investment in a privately held company, Tivoli Audio LLC (“Tivoli”), was accounted for using the cost method. On June 30, 2003, Tweeter made an additional investment of $750,000 in Tivoli. This additional investment increased the Company’s ownership percentage to 25%, resulting in the Company accounting for this investment in 2003 using the equity method of accounting. The difference between income recorded on the cost method and the equity method in 2002 was not material.

      Intangible Assets — Intangible assets represent non-compete agreements and a tradename, which are being amortized on a straight-line basis over their useful lives.

      Goodwill — On July 1, 2004 the Company acquired Sumarc Electronics Incorporated d/b/a NOW! Audio Video (“NOW!”), resulting in the recording of $4,885,000 of goodwill. Goodwill will be reviewed for impairment annually or more often if events so require.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Assets — Other assets include deferred financing costs and multiple venue naming rights. The deferred financing costs are being amortized over the estimated life of the agreement. The venue naming rights are amortized over the lives of the respective agreements.

      Long-Lived Assets — When conditions indicate a need to evaluate recoverability, Statements of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” requires that the Company (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset.

      Fair Market Value of Financial Instruments — The estimated fair market values of the Company’s financial instruments, which include accounts receivable, accounts payable and other current liabilities, approximate their carrying values due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value due to its variable interest rate.

      Financial Instruments — The Company is exposed to market risks arising from changes in interest rates on its revolving term bank loan. On July 14, 2003, the Company entered into a pay fixed, receive floating interest rate swap on up to $35 million of borrowings to change the interest rate exposure on its bank loan. On the date the Company entered into the derivative, the derivative was designated as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

      Deferred Consideration — During the fiscal year ended September 30, 2004 the Company extended an agreement associated with processing private label credit card transactions and received approximately $3.7 million from a finance company. This amount has been initially deferred and is being amortized over eight years, the life of the contract, as a reduction of selling expenses

      Rent Related Accruals — Minimum rent expense is recorded using the straight-line method over the related lease term. The difference between current payments required and rent expense is reflected as deferred rent. Net gain from sale-leaseback transactions are initially deferred and then amortized over the lease term.

      Revenue Recognition — Revenue from merchandise sales is recognized upon shipment or delivery of goods. Service revenue is recognized when the repair service is completed. Revenue from installation labor is recognized as the labor is provided. The Company records a sales returns reserve to reflect estimated sales returns after the period.

      The Company sells extended warranties for third-party providers. The Company receives a commission from the third-party provider, which is recorded as revenue at the time the related product is shipped or delivered.

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

      Under an automatic price protection program, if a customer purchases a consumer electronics product from one of the Company’s stores and a competitor within twenty-five miles of the store advertises a lower price within thirty days, the Company automatically sends a check to the customer for the difference. The

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company records the cost of its automatic price protection as a reduction in revenue and records a reserve, based on management’s estimate of future liability under the program.

      Store Opening Costs — Costs of a non-capital nature incurred prior to store openings are expensed as incurred.

      Advertising — For the years ended September 30, 2002, 2003 and 2004, gross advertising expense, including electronic media, newspaper, buyer’s guides and direct mailings, which are expensed when released, was $44,378,000, $43,921,000 and $44,247,000, respectively. Cooperative advertising, for specific advertising activities received from suppliers offsetting our gross advertising expense, excluding the effect of the EITF 02-16 reclass, amounted to $36,169,000, $28,856,000 and $38,960,000 for the years ended September 30, 2002, 2003 and 2004, respectively, resulting in net advertising of $8,209,000, $15,065,000 and $5,287,000 for the three years, respectively.

      Income Taxes — The Company provides for deferred tax liabilities or assets resulting from temporary differences between financial reporting and taxable income and for loss carry-forwards based on enacted tax laws and rates. The Company provides a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

      Discontinued Operations — The Company classifies closed or sold stores in discontinued operations when the operations and cash flows of the store have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the store after disposal. In making this determination, the Company considers, among other factors, geographic proximity and customer crossover to other area stores, continuing lease obligations and other contractual obligations.

      Stock-Based Compensation — The Company accounts for its common stock incentive plans for employees and its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In compliance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has disclosed the required pro forma effect on net loss below.

      For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in 2002, 2003 and 2004 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	2002	2003	2004

Risk free interest rate	3.24%	2.82%	3.41%
Expected life of option grants (years)	5.0	7.8	7.4
Expected volatility of underlying stock	105.9%	83.8%	80.1%

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for stock option grants during the years ended September 30, 2002, 2003 and 2004 been determined under the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	2002	2003	2004

Net loss as reported	$(165,129,000)	$(11,662,000)	$(18,169,000)
Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	—	756,000	199,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,298,000)	(5,871,000)	(7,124,000)

Pro forma net loss	$(170,427,000)	$(16,777,000)	$(25,094,000)

Loss per share
Basic and Diluted — as reported	$(7.07)	$(0.49)	$(0.75)

Basic and Diluted — pro forma	$(7.30)	$(0.71)	$(1.00)

The weighted-average grant date fair value of all grants issued for the years ended September 30, 2002, 2003 and 2004 was $5.08, $4.13, and $5.85, respectively.

      Comprehensive Loss — For the years ended September 30, 2002, 2003 and 2004, the Company’s comprehensive loss was comprised of net loss, net unrealized gains or losses on investments and net change in the value of the derivative instrument. The increase in the net carrying value of the derivative instrument is after a reclassification adjustment for interest expense included in the net loss amounting to $121,518.

      Earnings (Loss) Per Share — Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share are based on the weighted-average number of common shares outstanding, and dilutive potential common shares (common stock options and warrants).

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Fiscal Years Ended September 30,

	2002	2003	2004

Basic and Diluted Earning Per Share (“EPS”):
Numerator:
Net loss from continuing operations	$(154,835,192)	$(11,316,466)	$(15,140,291)
Denominator:
Weighted-average shares outstanding	23,341,892	23,689,724	24,164,729

Basic and Diluted EPS	$(6.63)	$(0.48)	$(0.63)

      The number of potentially dilutive shares excluded from the earnings per share calculation for fiscal 2002, 2003 and 2004 because they are anti-dilutive was 3,596,393, 4,330,631 and 5,031,998, respectively.

      Segment Information — The Company operates in one business segment. The table below sets forth the approximate percentage of retail revenues for each of the Company’s primary product categories for its fiscal

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended September 30, 2002, 2003 and 2004. Retail revenue consists of all revenue earned at the Company’s retail stores. The percentage of retail revenues represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in the Company’s product mix, acquisitions of stores with different product mixes, and the timing of marketing events. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Retail Revenues

	Fiscal Years Ended
	September 30,

Product Category	2002	2003	2004

Audio Equipment(1)	25%	22%	19%
Video Equipment(2)	51%	54%	56%
Mobile Equipment and Other(3)	24%	24%	25%

(1)	Includes speakers, cassette decks, receivers, compact disc players, turntables, amplifiers, preamplifiers, home theater in a box, and portable audio equipment.

(2)	Includes televisions, projection televisions, video recording devices, camcorders, digital cameras, DVD players, satellite dishes and video accessories.

(3)	Includes car decks, amplifiers and speakers, car security products, navigation equipment, audio and car accessories, installation and service labor, and extended performance guarantees.

     Reclassifications — Certain financial statement amounts for 2002 and 2003 have been reclassified to conform to the classifications used in the September 30, 2004 consolidated financial statements.

3.	Discontinued Operations

      In the fourth quarter of fiscal 2004, the Company closed, sold or committed to close eight stores. The Company expects to have completed the store closures by December 31, 2004. The remaining assets related to the stores to be closed in fiscal 2005 are immaterial. The incremental cost related to these store closings amounted to $560,000. The decision to exit this business was to allow the Company to focus on its core operating strategy. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. Revenues from the closed stores, included in pre-tax loss from discontinued operations, amounted to $19,096,566, $15,441,299 and $13,681,987 for the years ended September 30, 2002, 2003 and 2004, respectively.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

      Major classifications of property and equipment are summarized below:

	September 30,

	2003	2004

Leasehold improvements	$98,609,766	$102,871,787
Furniture and equipment	59,795,910	68,399,936
Buildings	14,105,527	17,662,423
Land	940,000	940,000
Automobiles and trucks	2,900,725	3,568,842
Capitalized leases	112,575	112,575
Construction in progress	2,984,123	3,255,464
Leasehold interests	171,986	171,986

	179,620,612	196,983,013
Less accumulated depreciation and amortization	53,399,637	72,119,214

	$126,220,975	$124,863,799

      In September 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back five of its owned retail properties and related equipment. These leases are treated as operating leases. The total cost of all assets sold was $14,548,609 and proceeds, net of related fees, were $13,827,121. Accumulated depreciation on assets sold, as part of the sale-leaseback transaction was $1,366,125. The net gain on the sale-leaseback transaction of $644,637 is being amortized over fifteen years and is included within rent related accruals in the consolidated balance sheet. Due to the timing of the transaction, no portion of this gain was recognized in the income statement for the year ended September 30, 2002. During fiscal 2004 and 2003, the Company recognized $42,976 and $44,766, respectively, of the gain in the statement of operations.

      In June and September 2003, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back two of its owned retail properties and related equipment. These leases are treated as operating leases. The total cost of all assets sold was $13,202,622 and proceeds, net of related fees, were $12,551,118. Accumulated depreciation on assets sold, as part of the sale-leaseback transaction was $679,506. The net gain on the sale-leaseback transaction of $28,002 is being amortized over fifteen years and is included within rent related accruals in the consolidated balance sheet. During fiscal 2004 and 2003, the Company recognized $1,867 and $467, respectively, of the gain in the statement of operations.

      Depreciation and amortization of property and equipment for the fiscal years ended September 30, 2002, 2003 and 2004 aggregated $16,248,258, $20,325,147 and $21,465,982, respectively. During fiscal 2004 and 2003, fully depreciated assets with an original cost of $844,063 and $253,911, respectively, were written off.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses

      Accrued expenses consist of the following:

	September 30,

	2003	2004

Compensation and fringe benefits	$8,630,601	$10,697,082
Advertising related accruals	118,925	109,370
Sales taxes payable	3,620,453	4,447,719
Insurance reserves	2,750,000	3,320,000
Other	7,615,591	9,788,380

	$22,735,570	$28,362,551

6.	Debt

      Long-term debt consists of the following:

	September 30,

	2003	2004

Revolving term credit facility	$48,251,917	$35,000,000
Amounts due bank	7,209,895	3,170,531
Capital leases	112,575	6,251
Other	57,475	9,422

Subtotal	55,631,862	38,186,204
Less current portion	7,364,925	3,184,274

	$48,266,937	$35,001,930

      On April 16, 2003, the Company entered into an agreement with its lenders for a new three-year senior secured revolving credit facility in the amount of $110 million. The facility replaced a $100 million line of credit that was due to expire in 2004. Under the agreement as originally executed, availability under the credit facility is based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the facility ranged from 2.00% to 2.50% over LIBOR provided the Company commits the loan balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of the Company and its subsidiaries and contains various covenants and restrictions, including that: (i) Tweeter cannot create, incur, assume or permit additional indebtedness, (ii) Tweeter cannot create, incur, assume or permit any lien on any property or asset, (iii) Tweeter cannot merge or consolidate with any other person or permit any other person to merge or consolidate with the Company, (iv) Tweeter cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) Tweeter cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) Tweeter cannot declare or make any restricted payments. The borrowers under the credit facility are subsidiaries of Tweeter, and Tweeter is the guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .375%. The weighted-average interest rate on outstanding borrowings (under this credit facility and the prior credit facility) for fiscal 2004 and 2003 was approximately 3.7% and 3.4%, respectively. The credit facility had an original maturity date of April 1, 2006, and there are not any required quarterly or monthly principal prepayments under the facility. As of September 30, 2004 and 2003, $14,700,000 and $19,200,000 were available under the revolving credit facility, respectively.

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

      On July 14, 2003, the Company entered into an interest rate swap, which fixes the interest rate on up to $35 million of libor-based borrowings under the Credit Facility at 1.69%, plus the applicable margin, for the period from January 1, 2004 to December 31, 2004. The interest rate swap has been designated as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative instrument is recognized in current earnings during the period of change. For the years ended September 30, 2003 and 2004, we recorded zero and $121,518 of interest expense in the statement of operations with respect to this investment.

      On November 22, 2004, we amended the agreement extending the term for an additional two years to April 1, 2008 and lowering the pricing grid on both outstanding borrowings and the unused commitment fee. The amendment also lowered the total size of the line to $90 million from $110 million, as we believe that we will not have a need for the larger credit line. We had a one-time right under the original agreement to lower the commitment without penalty and we elected to exercise that right. Our rate under this facility is expressed as a margin over LIBOR, and the new pricing is 25 basis points less on each of the pricing tiers. Our rate on the unused portion goes down by 7.5 basis points as well. In addition, the administrative availability block drops to $7.5 million from $11 million.

      On the accompanying consolidated balance sheets, included in the “Current portion of long-term debt” are $7,209,895 and $3,170,531 for 2003 and 2004, respectively, which represent checks issued but not yet cleared (amounts due bank).

7.	Employee Savings Plan

      The Company has an employee savings plan covering all of its employees. Under the terms of the plan, which was adopted under Section 401(k) of the Internal Revenue Code, the Company can match employee contributions. Such matching contributions cannot exceed the employer’s established annual percentage of compensation, which was a maximum of 6%. The Company’s contribution expense was $750,000 for the year ended September 30, 2002. There was no contribution expense for the years ended September 30, 2004 and 2003.

8.	Commitments and Contingencies

      The Company leases the majority of its stores, installation centers, warehouses, vehicles and administrative facilities under operating leases. The terms of these leases range from five to twenty years with varying renewal options. The leases provide for base rentals, real estate taxes, and common area maintenance charges and, in some instances, for the payment of percentage rents based on sales volume. Rent expense for the years ended September 30, 2002, 2003 and 2004 was $31,977,705, $37,532,687 and $38,699,362, respectively, including percentage rent expense of $474,944, $209,253 and $31,530 respectively.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental commitments under non-cancelable operating leases as of September 30, 2004 are as follows:

2005	$42,768,808
2006	40,379,977
2007	38,116,267
2008	35,573,106
2009	33,038,999
Thereafter	156,238,404

Total	$346,115,561

      The Company has entered into employment and severance agreements with certain key employees. These agreements provide for continued employment with termination of the agreement at the option of either party. Under certain circumstances, the key employees could receive an amount up to two times their annual base salary.

      Beginning in April 1999, the Company entered into five agreements to become the “name in title” sponsor for various performing arts centers in certain key markets throughout the country. Under these agreements, the Company will be required to pay $3,350,000 for the next three fiscal years, $2,600,000 in fiscal 2008, $1,975,000 in fiscal 2009, and $4,604,166 thereafter.

      The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

9.	Income Taxes

      The provision for income taxes consisted of the following:

	Fiscal Years Ended September 30,

	2002	2003	2004

Current:
Federal	$4,413,332	$(6,950,580)	$68,095
State	1,033,693	(300,755)	10,249

	5,447,025	(7,251,335)	78,344
Deferred	(7,359,770)	103,586	(11,213,982)

	$(1,912,745)	$(7,147,749)	$(11,135,638)

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of significant temporary differences comprising the Company’s current and long-term net deferred tax assets are as follows:

	September 30,

	2003	2004

Employee compensation and fringe	$2,143,806	$1,825,265
Bad debt reserve	471,672	199,500
Discontinued operations store reserve	—	881,537
Inventory related accruals	2,600,894	3,823,376
Self insured health insurance accruals	616,149	764,400
Other	14,873	50,820
Deferred revenue	91,522	256,966

Net deferred tax assets — current	5,938,916	7,801,864

Deferred rent	2,835,726	3,236,185
Depreciation	(6,788,103)	(4,104,951)
Deferred revenue	39,784	1,272,773
Deferred warrant expense	—	2,103,932
Federal NOL carry-forward asset	—	3,994,101
Unrealized (gain)/loss on marketable equity securities	10,620	(87,548)
Goodwill and intangible assets	8,894,988	7,705,060
State deferred taxes	(1,106,087)	(1,761,091)
State NOL carry-forward asset	1,213,778	2,012,597
Other	117,171	99,685

Net deferred tax assets — long-term	5,217,877	14,470,743

Total net deferred tax assets	$11,156,793	$22,272,607

      The Company has approximately $11.0 million of Federal net operating losses to be carried forward, and $28.0 million of state net operating losses to be carried forward, which expire between 2008 and 2024. Management has determined that it is more likely than not that it will fully realize the deferred tax assets. Consequently, no valuation allowance was established as of September 30, 2003 and 2004.

      A reconciliation between the statutory and effective income tax rates is as follows:

	Fiscal Years Ended September 30,

	2002	2003	2004

Statutory income tax rate (benefit)	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(0.1)	(4.6)	(4.1)
Non-deductible impairment charge	33.9	—	—
Other	0.1	1.6	1.1

Effective income tax rate	(1.1)%	(38.0)%	(38.0)%

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Acquisitions, Intangibles and Goodwill

Fiscal Year 2002 Acquisition

      During fiscal year 2002, the Company acquired Hillcrest High Fidelity, Inc. a two-store specialty retailer with a significant focus on in-home installation, in Dallas, Texas. The total purchase consideration, including acquisition costs, was $5,690,000, which included the issuance of 42,886 shares of common stock valued at $1,000,000. Goodwill recognized in this transaction amounted to $4,538,000, for which no tax deduction is expected.

      Total cash paid for acquisitions in fiscal 2002 of $4,813,000 in the statement of cash flows represents the total cash consideration of the Hillcrest transaction, net of cash acquired and amounts not paid as of September 30, 2002, as well as cash paid for acquisitions made in the prior fiscal year, which had been accrued as of September 30, 2001.

Fiscal Year 2004 Acquisition

      On July 1, 2004, the Company acquired 100% of the outstanding common stock of Sumarc Electronics Incorporated d/b/a NOW! AudioVideo (NOW!). The results of operations have been included in the consolidated financial statements since that date. NOW! is a full service specialty retailer of consumer electronics products with five North Carolina-based stores and one Tennessee-based store. This acquisition was consummated for a number of reasons, including the compatibility of NOW! with Tweeter’s existing go to market strategy, the protection of growing markets in North Carolina and Tennessee, expected efficiencies of a combined infrastructure and the timing of the acquisition (i.e., prior to the fiscal 2004 holiday selling season).

      The aggregate purchase price, including acquisition costs, was $5,031,746, which included the issuance of 133,824 shares of common stock valued at $752,091 and cash of $4,279,655. The following table provides a preliminary allocation of the purchase price and is subject to refinement and finalization as additional information becomes available.

Current assets	$2,780,174
Property and equipment	1,039,778
Goodwill	4,885,133

Total assets acquired	8,705,085
Current liabilities	1,645,156
Assumed debt	2,028,183

Total liabilities assumed	3,673,339
Total purchase price	$5,031,746

      The goodwill is not tax deductible. Historical pro forma results of operations have not been provided due to immateriality.

Acquired Intangible Assets

      For the fiscal years ended September 30, 2002, 2003 and 2004, the amortization expense of acquired tradenames and non-compete agreements was $1,572,794, $680,000 and $680,000, respectively. During fiscal 2002, as part of the impairment charge, the Company wrote down the value of certain intangible assets by $2,395,743, of which $136,859 is related to discontinued operations. Amortization expense is estimated to be $680,000 and $567,000 for fiscal years 2005 and 2006.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

      During fiscal 2002, as part of the annual impairment test on September 30, 2002 as required under SFAS No. 142“Goodwill and Other Intangible Assets”, a sustained reduction in the Company’s market capitalization indicated that the carrying value of goodwill may be impaired. Based on this, the Company, using the assistance of an independent third party, prepared a valuation analysis and the results of the valuation indicated that the goodwill recorded was fully impaired. For the fiscal year ended September 30, 2002, an impairment charge of $191,477,000 was recorded of which $10,938,284 is related to discontinued operations.

11.	Stockholders’ Equity

      Common Stock — Holders of common stock are entitled to dividends if declared by the Board of Directors, and each share carries one vote. The common stock has no cumulative voting, redemption or preemptive rights.

      Common Stock Incentive Plans — In November of 1995, the Company implemented the 1995 Stock Option Plan, under which incentive and nonqualified stock options were granted to management, key employees and outside directors to purchase shares of the Company’s common stock. The exercise price for incentive stock options for employees and nonqualified options for outside director’s range from $0.31 to $32.13 per share. Options are generally exercisable over a period from one to ten years from the date of the grant and are dependent on the vesting schedule associated with the grant. Options for 324,134 and 296,646 shares were exercisable under the 1995 Stock Option Plan at September 30, 2003 and 2004, respectively.

      On June 1, 1998, the Company terminated the 1995 Stock Option Plan and adopted the 1998 Stock Option and Incentive Plan (the “1998 Plan”) to provide incentives to attract and retain executive officers, directors, key employees and consultants. The plan terminated on June 1, 2004. There were 2,591,834 and 2,750,957 shares exercisable under the 1998 Plan at September 30, 2003 and 2004, respectively.

      At the Company’s Annual Meeting on January 15, 2004, the Company’s stockholders voted to adopt the 2004 Long-Term Incentive Plan (the “2004 Plan”) effective June 2, 2004. The plan allows the Company to provide incentives to attract and retain executive officers, directors, key employees and consultants. The aggregate number of shares of common stock issuable under the 2004 Plan is 2,727,063. As awards granted under the 2004 Plan are exercised the shares of stock underlying such previously outstanding portion of the award shall be added back to the shares available for issuance under the 2004 Plan; provided, however, that this amount shall not exceed 100,000 shares of stock in any given year. In addition, if any portion of an award is forfeited, cancelled, satisfied without the issuance of stock or otherwise terminated, the shares of stock underlying such portion of the award shall be added back to the shares of stock available for issuance under the 2004 Plan. There were 2,724,563 shares available for future grants and no shares exercisable under the 2004 Plan as of September 30, 2004.

      The 2004 Plan is administered by the Compensation Committee of the Board of Directors and will allow the Company to issue one or more of the following: stock options (incentive stock options and non-qualified options), restricted stock awards, performance shares awards, performance unit awards, deferred stock awards, warrants and common stock in lieu of certain cash compensation awards (collectively, “Plan Awards”). The 2004 Plan is to expire five years following its adoption. Awards made thereunder and outstanding at the expiration of the 2004 Plan will survive in accordance with their terms. Other than stock options, no other Plan Awards were granted during 2004.

      Under the 2004 Plan, no more than 500,000 of the shares of stock initially reserved for issuance under the Plan may be used for restricted stock awards. In addition, to the extent that shares of stock are used for deferred stock awards, they shall reduce (on a share-for-share basis) such number of shares available for restricted stock awards. All grants of restricted stock under the 2004 Plan will be subject to vesting over five

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years, subject, however, at the administrator’s discretion, to acceleration of vesting upon the achievement of specified performance goals.

      The stock incentive plan also provides for the grant or issuance of Plan Awards to directors of the Company who are not employees of the Company. These options are typically 100% vested at the time of grant. The Board of Directors received grants of options for a total of 40,000, 110,400 and 20,000 shares of common stock for the years ended September 30, 2002, 2003 and 2004, respectively.

      The following summarizes transactions under the stock option plans:

			Weighted-
			Average
	Number of	Per Share Option	Exercise
	Shares	Price	Price

10/01/2001	3,090,855	$0.31 to $32.13	$11.81
Granted	1,126,000	$5.90 to $19.22	$6.76
Exercised	(612,582)	$0.31 to $23.88	$4.46
Canceled	(7,880)	$12.97 to $32.13	$21.80

9/30/2002	3,596,393	$0.31 to $32.13	$11.56
Granted	1,253,000	$3.80 to $7.45	$5.33
Exercised	(100,181)	$0.31 to $8.50	$4.00
Canceled	(418,581)	$3.62 to $32.13	$14.61

9/30/2003	4,330,631	$0.31 to $32.13	$9.47
Granted	693,937	$4.38 to $8.05	$8.00
Exercised	(293,652)	$0.31 to $8.50	$5.31
Canceled	(655,498)	$3.62 to $32.13	$13.65

9/30/2004	4,075,418	$0.31 to $32.13	$8.82

		Weighted-
	Number of	Average
	Options	Exercisable
	Exercisable	Price

9/30/2004
Exercisable	3,047,603	$9.48
9/30/2003
Exercisable	2,915,968	$10.46
9/30/2002
Exercisable	1,937,567	$12.13

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about all stock options outstanding at September 30, 2004:

		Weighted-	Number of
	Shares	Average	Options
	Outstanding at	Remaining	Exercisable at
	September 30,	Contractual	September 30,
Range of Exercise Prices	2004	Life (Years)	2004

$0.31 to $3.21	118,916	1.3	118,916
$3.22 to $5.90	1,837,642	6.0	1,315,837
$6.90 to $8.05	1,063,469	7.0	566,219
$12.00 to $13.55	565,850	2.8	564,890
$14.50 to $15.87	208,451	1.1	202,051
$16.00 to $18.69	7,300	2.3	5,900
$19.22 to $23.13	207,140	1.4	207,140
$23.50 to $25.20	21,500	2.0	21,500
$28.13 to $32.13	45,150	2.4	45,150

	4,075,418	5.1	3,047,603

      Issuance of Restricted Stock — On April 21, 2003, the Company granted 270,000 shares of restricted common stock in conjunction with the employment of its new Senior Vice President and Chief Merchandising Officer. Of these shares 162,000 vested upon grant, 54,000 shares vested on February 1, 2004 and the remaining 54,000 shares will vest on February 1, 2005.

      Employee Stock Purchase Plan — During fiscal 1999, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective upon approval by the stockholders of the Company and will continue in effect for a term of twenty years, unless terminated sooner. The Company has the right to terminate the ESPP at any time. The ESPP is intended to be an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Subject to adjustment pursuant to the ESPP, the aggregate number of shares of common stock that may be sold under the ESPP is 1,000,000. In the fiscal years ended September 30, 2002, 2003 and 2004, the Company issued 37,643, 75,887 and 66,079 shares of common stock, respectively, under this plan. At September 30, 2003, and 2004 there were 847,986 and 781,907 shares available for future sales.

      Issuance of Warrants — On January 15, 2004, the Company issued 956,580 fully vested warrants to purchase Tweeter common stock to RetailMasters as part payment for consulting services. The fair value of the warrants amounted to $5,009,362 and was charged to operations in January 2004. The warrants have exercise prices and exercisable periods as follows:

(i) Warrants with an exercise price of $8.00 per share for 239,145 shares of Tweeter’s common stock are exercisable up to January 15, 2007; (ii) warrants with an exercise price of $11.00 per share for 239,145 shares of Tweeter’s common are exercisable up to January 15, 2008; (iii) warrants with an exercise price of $14.00 per share for 239,145 shares of Tweeter’s common stock are exercisable up to January 15, 2009; and (iv) warrants with an exercise price of $17.00 per share for 239,145 shares of Tweeter’s common stock are exercisable up to January 15, 2010.

As of September 30, 2004, no warrants have been exercised.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Related-Party Transactions

      For the year ended September 30, 2002, the Company billed a joint venture, in which the Company terminated its interest in February 2002, $720,000 for inventory it had purchased.

      In fiscal 2001, the Company invested cash of approximately $1,021,000 in Tivoli Audio, LLC. On June 30, 2003, Tweeter made an additional investment of $750,000 in Tivoli Audio, LLC. This additional investment increased the Company’s ownership percentage to 25%. Tivoli is a manufacturer of consumer electronics products from which the Company purchases product for resale. The Company accounts for its investment in Tivoli Audio, LLC under the equity method of accounting, recognizing the Company’s share of Tivoli Audio, LLC income or loss in the Company’s statement of operations. During fiscal 2002, 2003 and 2004, the Company purchased $2,225,392, $3,363,724 and $1,488,039 of merchandise from Tivoli Audio, LLC. Dividends received from Tivoli amounted to $92,355, $507,932 and $737,933 in fiscal years 2002, 2003, and 2004, respectively. Amounts payable to Tivoli Audio, LLC were $76,469, $46,053 and $77,037 at September 30, 2002, 2003 and 2004 respectively.

13.	Investments

      The Company’s investments consist of the following:

	September 30,

	2003	2004

Available-for-sale equity securities	$100,385	$166,451
Equity investment in Tivoli	2,012,635	2,137,715

	$2,113,020	$2,304,166

      At September 30, 2002, 2003 and 2004, the unrealized gain, before income tax effect, on securities of $82,000, $100,000 and $166,000, respectively, was included in accumulated other comprehensive income reflected in stockholders’ equity.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Results of Operations (Unaudited)

      The following is a tabulation of the quarterly results of operations for the fiscal years ended September 30, 2003 and 2004.

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2002	2003	2003	2003

	(In thousands, except per share data)
Fiscal Year 2003
Total revenue	$244,783	$178,365	$166,804	$181,601
Gross profit	85,321	63,455	62,112	54,007
Net income (loss) from continuing operations	5,176	(2,351)	(4,043)	(10,098)
Net income (loss)	5,204	(2,461)	(4,124)	(10,281)
Basic earnings (loss) per share	0.22	(0.10)	(0.17)	(0.43)
Diluted earnings (loss) per share	0.22	(0.10)	(0.17)	(0.43)

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2003	2004	2004	2004

	(In thousands, except per share data)
Fiscal Year 2004
Total revenue	$250,767	$185,788	$165,735	$175,935
Gross profit	95,273	72,871	64,807	69,031
Net income (loss) from continuing operations	5,289	(4,412)	(5,881)	(10,136)
Net income (loss)	5,107	(4,557)	(6,141)	(12,578)
Basic earnings (loss) per share	0.21	(0.19)	(0.25)	(0.52)
Diluted earnings (loss) per share	0.21	(0.19)	(0.25)	(0.52)

      During the second quarter of fiscal 2004, the Company recorded $3,005,617, net of tax, in non-cash compensation charges representing the value of warrants granted to consultants. During the fourth quarter of fiscal 2004, the Company recorded $629,000, net of tax, related to a change in estimate of the residual values of two-lease obligation.

*               *               *               *               *

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      (a) Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures, except as noted in paragraph (b) below, were effective and designed to ensure that material information relating to Tweeter would be made known to them by others within the company. During the period covered by this Annual Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted below, however, we have made changes in our internal controls since the end of the period covered by this Annual Report.

      (b) In connection with its audit procedures for the year ended September 30, 2004, Deloitte & Touche LLP (“Deloitte & Touche”), our independent auditors, advised our Audit Committee and management that controls relating to the accumulation of financial information within spreadsheets were not sufficient, resulting in a material weakness under standards established by the American Institute of Certified Public Accountants. The Company recorded adjustments for the items identified.

      Deloitte & Touche reported that it had deemed our monitoring controls over the use of spreadsheets in the financial reporting process to be ineffective, because these controls did not detect the errors in a timely fashion. The errors were isolated to the fourth quarter of fiscal 2004 and did not affect prior periods. In accordance with Deloitte & Touche’s recommendations, we will review, re-evaluate and improve these controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is included in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, to be filed with the Commission on or about December 14, 2004 (the “2005 Proxy Statement”), under “Election of Directors” and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by this Item is included in the 2005 Proxy Statement under “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item, other than the table included below, is included in the 2005 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

			Number of
			securities remaining
	Number of		available for future
	securities to be	Weighted-average	issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column(a))

Plan Category
2004 Long-Term Incentive Plan	2,500	$5.27	2,724,563 (1)
1998 Stock Option and Incentive Plan	3,776,272	$9.30	—
1995 Stock Option Plan	296,646	$2.69	—
Employee Stock Purchase Plan	218,093	$8.74	781,907
Equity compensation plans not approved by security holders	—	—	—
Total	4,293,511	$8.81	3,506,470

(1)	As options granted under the plan are exercised, the number of shares represented by such previously outstanding options will become re-available for issuance under the plan up to a maximum of 100,000 shares of common stock annually.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is included in the 2005 Proxy Statement under “Employment/ Severance Agreements” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is included in the 2005 Proxy Statement under “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements. The financial statements required to be filed by Item 15 of this Annual Report on Form 10-K, and filed herewith, are as follows:

      Consolidated Balance Sheets as of September 30, 2003 and 2004

      Consolidated Statements of Operations for the Years Ended September 30, 2002, 2003 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2002, 2003 and 2004
      Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2003 and 2004
      Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules.

      Schedule II attached

      (a)(3) Exhibits.

      See the Exhibit Index included immediately preceding the Exhibits to this Form 10-K.

      (b) Reports on Form 8-K.

      On July 8, 2004, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its sales results for the quarter ended June 30, 2004.

      On July 29, 2004, Tweeter filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce its Results of Operations and Financial Condition for the quarter ended June 30, 2004. In addition, Tweeter filed a transcript of its quarterly earnings conference call held on July 27, 2004.

SCHEDULE II

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (amounts in thousands)

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	Net of	End of
Description	of Period	Expenses	Accounts	Write-Offs	Period

Years ended September 30, 2004	$1,110	$226	$—	$861	$475
September 30, 2003	1,075	1,483	—	1,448	1,110
September 30, 2002	850	803	—	578	1,075

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By:	/s/ JEFFREY STONE

Jeffrey Stone
President and Chief Executive Officer

Date: December 14, 2004

By:	/s/ JOSEPH MCGUIRE

Joseph McGuire
Senior Vice President and Chief Financial Officer

Date: December 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ SAMUEL BLOOMBERG Samuel Bloomberg	Chairman of the Board	December 14, 2004

By:	/s/ JEFFREY STONE Jeffrey Stone	Director, President and Chief Executive Officer	December 14, 2004

By:	/s/ MICHAEL CRONIN Michael Cronin	Director	December 14, 2004

By:	/s/ JEFFREY BLOOMBERG Jeffrey Bloomberg	Director	December 14, 2004

By:	/s/ MATTHEW BRONFMAN Matthew Bronfman	Director	December 14, 2004

By:	/s/ STEVEN FISCHMAN Steven Fischman	Director	December 14, 2004

By:	/s/ JOHN MAHONEY John Mahoney	Director	December 14, 2004

EXHIBIT INDEX

(a)	Exhibit:

Exhibit No.			Description

3.1	(9)	—	Amended and Restated Certificate of Incorporation of the Company.
3.2	(9)	—	Amendment to Amended and Restated Certificate of Incorporation of the Company.
3.3	(9)	—	Amended and Restated By-Laws of the Company, as amended.
4.1	(9)	—	Specimen Certificate representing the Company’s common stock.
4.2	(9)	—	Shareholder’s Rights Agreement.
10.1	(1)	—	1995 Stock Option Plan.
10.2	(6)	—	1998 Stock Option and Incentive Plan, as amended.
10.3	(11)	—	2004 Long Term Incentive Plan
10.4	(10)	—	Employment Agreement between the Company and Samuel Bloomberg.
10.5	(10)	—	Employment Agreement between the Company and Jeffrey Stone.
10.6	(13)	—	Employment Agreement between the Company and Joseph McGuire.
10.7	(10)	—	Severance Agreement between the Company and Philo Pappas.
10.8	(13)	—	Employment Agreement between the Company and Judy Quye.
10.9	(1)	—	Progressive Retailers Organization, Inc. Policy and Procedures Manual.
10.10	(2)	—	Employee Stock Purchase Plan.
10.11	(3)	—	Tweeter Home Entertainment Group Deferred Compensation Plan.
10.12	(3)	—	Tweeter Home Entertainment Group Deferred Compensation Plan Adoption Agreement.
10.13	(4)	—	Credit Agreement dated as of June 29, 2001 among the Company, Fleet National Bank and the other parties thereto.
10.14	(5)	—	Third Amendment to Credit Agreement, dated as of May 31, 2002, among the Company, Fleet National Bank and the other parties thereto.
10.15	(6)	—	Fourth Amendment to Credit Agreement dated as of September 27, 2002 among the Company, Fleet National Bank and the other parties thereto.
10.16	(7)	—	Fifth Amendment to Credit Agreement dated as of January 29, 2003 among the Company, Fleet National Bank and the other parties thereto.
10.17	(8)	—	Credit Agreement dated as of April 16, 2003, among the Company, Fleet National Bank and other parties thereto.
10.18	(8)	—	Guarantee dated as of April 16, 2003, among the Company, Fleet National Bank and other parties thereto.
10.19	(10)	—	Third Amendment to Credit Agreement, dated as of August 30, 2003, among the Company, Fleet National Bank and other parties thereto.
10.20	(12)	—	Fifth Amendment to Credit Agreement, dated as of November 22, 2004, among the Company, Fleet National Bank and other parties thereto.
14	(10)	—	Code of Ethics.
21	(13)	—	Subsidiaries of the Company.
23	(13)	—	Consent of Deloitte & Touche LLP.
31.1	(13)	—	Rule 13a-14(a)/15d-14(a) Certification.
31.2	(13)	—	Rule 13a-14(a)/15d-14(a) Certification.
32.1	(13)	—	Section 1350 Certification.
32.2	(13)	—	Section 1350 Certification.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-51015) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-70543) or amendments thereto and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed April 23, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 26, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed November 24, 2004 and incorporated herein by reference.

(13)	Filed herewith.