Form 10-Q
period 2004-12-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2005-02-09
CIK 1060390

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT FEBRUARY 8, 2005
Common Stock, $.01 par value	24,579,600

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	September 30,	December 31,
	2003	2004	2004
	(Unaudited)		(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$2,870,933	$2,801,005	$2,181,540
Accounts receivable, net of allowance for doubtful accounts of $1,253,000, $475,000, and $618,000 at December 31, 2003, September 30, 2004 , and December 31, 2004, respectively	26,110,999	17,795,922	32,690,271
Inventory	145,839,912	106,562,804	130,276,341
Deferred tax assets	6,698,256	7,801,864	7,338,656
Prepaid expenses and other current assets	14,862,689	17,019,121	17,260,157

Total current assets	196,382,789	151,980,716	189,746,965
Property and equipment, net	125,131,044	124,863,799	126,882,908
Long-term investments	2,255,856	2,304,166	3,065,604
Deferred tax assets	4,147,774	14,470,743	11,792,841
Intangible assets, net	1,756,667	1,246,667	1,076,667
Goodwill	—	4,885,133	4,885,133
Other assets, net	2,809,082	1,461,909	2,150,451

Total	$332,483,212	$301,213,133	$339,600,569

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$27,701,671	$3,184,274	$23,686,105
Current portion of deferred consideration	—	518,199	505,699
Accounts payable	24,660,161	41,637,673	39,175,677
Accrued expenses	27,236,388	28,362,551	39,862,346
Customer deposits	22,819,583	21,893,905	24,825,349
Deferred warranty	184,942	93,625	70,219

Total current liabilities	102,602,745	95,690,227	128,125,395
Long-Term Debt	47,910,723	35,001,930	35,791,036
Other Long-Term Liabilities:
Rent related accruals	11,081,972	11,071,389	11,186,122
Deferred warranty	69,488	—	—
Deferred consideration	—	3,030,413	2,909,196

Total other long-term liabilities	11,151,460	14,101,802	14,095,318

Total liabilities	161,664,928	144,793,959	178,011,749
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,813,671, 26,175,965, and 26,196,193 shares issued at December 31, 2003, September 30, 2004, and at December 31, 2004, respectively	258,137	261,760	261,962
Additional paid in capital	295,476,274	304,006,333	304,197,442
Unearned equity compensation	(273,318)	(75,727)	(31,983)
Accumulated other comprehensive income	7,762	115,391	96,902
Accumulated deficit	(122,859,966)	(146,136,052)	(141,194,308)

Total	172,608,889	158,171,705	163,330,015
Less treasury stock: 1,730,929, 1,676,537, and 1,660,343 shares at December 31, 2003, September 30, 2004, and December 31, 2004, at cost, respectively	(1,790,605)	(1,752,531)	(1,741,195)

Total stockholders’ equity	170,818,284	156,419,174	161,588,820

Total	$332,483,212	$301,213,133	$339,600,569

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,
	2003	2004

Total revenue	$250,766,631	$261,974,670
Cost of sales	(155,493,377)	(157,050,836)

Gross Profit	95,273,254	104,923,834
Selling expenses	74,234,380	85,323,130
Corporate, general and administrative expenses	11,762,459	10,514,175
Amortization of intangibles	170,000	170,000
Non-cash compensation charges	134,824	43,744

Income from continuing operations	8,971,591	8,872,785

Interest expense	(654,593)	(543,800)
Interest income	225,673	13,434

Income from continuing operations before income taxes	8,542,671	8,342,419
Income taxes	3,417,069	3,336,967

Net income from continuing operations before equity investments	5,125,602	5,005,452
Income from equity investments, net of tax	163,366	268,711

Net income from continuing operations	5,288,968	5,274,163

Discontinued operations:
Pre-tax loss from discontinued operations	(302,532)	(554,031)
Income tax benefit	(121,013)	(221,612)

Loss from discontinued operations	(181,519)	(332,419)

NET INCOME	$5,107,449	$4,941,744

Basic earnings per share:
Income from continuing operations	$0.22	$0.21
Loss from discontinued operations	(0.01)	(0.01)

Net Income per share	$0.21	$0.20

Diluted earnings per share:
Income from continuing operations	$0.22	$0.21
Loss from discontinued operations	(0.01)	(0.01)

Net Income per share	$0.21	$0.20

Weighted average shares outstanding:
Basic	23,923,099	24,456,033

Diluted	24,641,583	24,737,778

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,107,449	4,941,744
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,634,325	6,134,969
Non-cash compensation	134,824	43,744
Loss (gain) on disposal of property and equipment	73,942	(8,250)
Provision for uncollectible accounts	174,928	157,426
Tax benefit from options exercised	50,367	12,659
Deferred income tax provision	294,968	3,153,436
Amortization of deferred gain on sale leaseback	(11,211)	(11,211)
Income from equity investment	(272,276)	(447,852)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,022,363)	(15,051,775)
Increase in inventory	(28,262,217)	(23,732,070)
Decrease (increase) in prepaid expenses and other assets	11,378,622	(1,078,764)
(Decrease) increase in accounts payable and accrued expenses	(3,304,261)	9,011,931
Increase in customer deposits	1,650,746	2,931,444
Increase in deferred rent	36,930	125,944
Decrease in deferred consideration	—	(133,717)

Decrease in deferred warranty	(59,213)	(23,406)

Net cash used in operating activities	(15,394,440)	(13,973,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,169,786)	(7,834,892)
Proceeds from sale of property and equipment	6,450	8,250
Purchase of equity investments	—	(300,000)
Distributions from equity investments	132,326	—

Net cash used in investing activities	(4,031,010)	(8,126,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to bank	20,379,337	20,510,427
Net (payments) proceeds of debt	(398,805)	780,510
Proceeds from options exercised	371,535	95,284
Proceeds from employee stock purchase plan	93,867	94,704

Net cash provided by financing activities	20,445,934	21,480,925

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,020,484	(619,465)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,850,449	2,801,005

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,870,933	2,181,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$785,535	$571,620

Taxes	$(7,200,671)	$(61,811)

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

2. Accounting Policies

     The unaudited condensed consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. Tweeter typically records its highest revenue and earnings in this first fiscal quarter.

     Vendor Allowances, Allowance for Bad and Doubtful Accounts — Accounts receivable are primarily due from the vendors from which the Company buys its product. The various types of accounts receivable are for purchase rebate allowances, cooperative advertising allowances, returned merchandise and warranty work performed by the Company’s service departments.

     Vendor allowances are only recorded if evidence of a binding arrangement exists with the vendor and the amounts that will be received are both probable and estimable. Evidence of an arrangement takes different forms. Arrangements with vendors are principally evidenced by written contracts. In the absence of written contracts, the other documentation evidencing an arrangement are documentation received from vendors, including end-of-period settlements, vendor presentation materials, term sheets, and emails or other forms of documentation that specify the terms and conditions of the vendor allowance receivable. The Company only considers these forms of documentation binding when they are consistent with historical business practices relating to a vendor and when settlement has occurred or is reasonably assured.

     Cash discounts earned for timely payments of merchandise invoices are recognized in the income statement upon the sale of the related inventory.

     Purchase rebate allowances and general cooperative advertising allowances are earned based on the purchase of inventory and are recorded in accounts receivable when the inventory is purchased. The carrying value of inventory is initially reduced by the amount of purchase and accounts payable rebates earned, resulting in lower cost of goods sold when the inventory is sold. Certain vendor agreements include stretch goals where the level of funds earned is dependent upon the Company achieving certain purchase levels. These program funds are recorded as a reduction of inventory costs when it is determined that it is likely that the Company will achieve the goal.

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

     The Company sells products that come with a manufacturer’s warranty, but the Company has service centers that repair products. When the Company repairs products that are still under manufacturer’s warranty, the vendor reimburses the Company for the parts and the technician’s labor. Once the product is repaired, the Company establishes a receivable for the amounts due from the vendor and records service revenue.

     Advertising —Gross advertising, including electronic media, newspaper, buyer’s guides and direct mailings, are expensed when released. For the three months ended December 31, 2003 and 2004 gross advertising was $15.9 million and $19.7 million, respectively. Cooperative advertising, for specific advertising activities received from vendors, offsetting our gross advertising expense, amounted to $1.2 million and $7,000 for the three months ended December 31, 2003 and 2004, respectively, resulting in net advertising of $14.7 million and $19.7 million for the three months ended December 31, 2003 and 2004, respectively.

     Stock-based compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation,” addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company accounts for stock based compensation to employees using the intrinsic method. The Company provides disclosures based on the fair value as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

     For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in the three months ended December 31, 2003 and December 31, 2004 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended
	December 31,
	2003	2004
Risk free interest rate	3.46%	3.35%
Expected life of options grants	7.2	10.0
Expected volatility of underlying stock	87.53%	83.21%

     Had compensation cost for the Company’s stock option plans been determined using the fair value method, pro forma net income and pro forma diluted earnings per share would have been:

	Three Months Ended
	December 31,
	2003	2004
Net income as reported	$5,107,449	$4,941,744
Total stock-based employee compensation expense recorded, net of related -tax effects	80,894	26,246
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,616,034)	(1,182,487)

Pro forma net income	$3,572,309	$3,785,503

Earnings per share:
Basic — as reported	$0.21	$0.20

Basic — pro forma	$0.15	$0.15

Diluted — as reported	$0.21	$0.20

Diluted — pro forma	$0.14	$0.15

     See Note 8 for discussion of SFAS No. 123R, “Share-Based Payment”.

3. Earnings per Share

     The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options and warrants are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period. The number of options and warrants excluded in each period is reflected in the table.

	Three Months Ended
	December 31,
	2003	2004
Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$5,288,968	$5,274,163
Denominator:
Weighted average common shares outstanding	23,923,099	24,456,033

Basic earnings per share	$0.22	$0.21

Diluted Earnings Per Share:
Numerator:	$5,288,968	$5,274,163
Denominator:
Weighted average shares outstanding	23,923,099	24,456,033
Potential common stock outstanding	718,484	281,755

Total	24,641,583	24,737,788

Diluted earnings per share	$0.22	$0.21

Anti dilutive options and warrants not included in earnings per share calculation	3,088,814	5,049,659

Price range of anti dilutive options and warrants	$8.500 to $32.125	$6.900 to $32.125

4. Comprehensive Income

     Comprehensive income for the three months ended December 31, 2003 and December 31, 2004 was as follows:

	Three Months Ended
	December 31,
	2003	2004
Net income	$5,107,449	$4,941,744
Change in fair value of long-term investments (net of tax)	6,632	(2,968)
Change in fair value of interest rate forward contract (net of tax)	17,061	(15,521)

Comprehensive income	$5,131,142	$4,923,255

5. Intangible Assets and Goodwill

     Acquired amortizable intangible assets are as follows:

	As of September 30, 2004		As of December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non compete agreements and tradenames	$3,400,000	$2,153,333	$3,400,000	$2,323,333

     For the three months ended December 31, 2003 and 2004, the aggregate amortization expense was $170,000 in each period. For the full fiscal year 2005, the amortization expense is estimated to be approximately $680,000 and for fiscal year 2006, the amortization expense is estimated to be approximately $567,000.

Goodwill

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

6. Related-Party Transactions

     Tweeter has a 25% ownership interest in Tivoli Audio, LLC, a manufacturer of consumer electronic products. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of income. For the three months ended December 31, 2003 and December 31, 2004, the Company purchased approximately $459,000 and $693,000, respectively, of product from Tivoli. Distributions received from Tivoli amounted to $132,000 for the three months ended December 31, 2003. There were no distributions received for the three months ended December 31, 2004. Amounts payable to Tivoli were $14,000 and $15,100 at December 31, 2003 and 2004, respectively.

     On December 31, 2004, Tweeter made an initial investment of $300,000 in Sapphire Audio, LLC, a manufacturer of consumer electronic products, to obtain a 25% ownership interest. This investment is being accounted for under the equity method of accounting.

7. Reclassifications

     Certain 2003 reclassifications have been made to conform to the 2004 presentation.

8. New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R replaces

SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective for periods beginning after June 15, 2005. The Company will adopt SFAS No. 123R on July 1, 2005, as required. The Company is in the process of determining which transition method it will adopt.

     Adoption of SFAS No. 123R will not effect Tweeter’s cash flow or financial position, but it will reduce reported net income and earning per share because Tweeter currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s employee stock option and employee stock purchase plans. Specifically, adopting SFAS No. 123R will result in Tweeter recording compensation cost for employee stock options and employee share purchase rights.

     The Company is evaluating the impact of the adoption of this standard.

     On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of ABP Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement No. 153 will have a material effect on its consolidation financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Tweeter Home Entertainment Group, Inc. (“Tweeter” or the “Company”) is a specialty retailer of mid- to high-end audio and video consumer electronics products. Tweeter currently operates 175 stores under the Tweeter, HiFi Buys, Sound Advice, Electronic Interiors, Showcase Home Entertainment and Hillcrest names in the New England, Mid-Atlantic, Southeast, Texas, Southern California, Chicago, Florida and Phoenix markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

     Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, insurance replacement and corporate sales. Total revenue from continuing operations increased $11.2 million, or 4.5%, to $262.0 million for the three months ended December 31, 2004 from $250.8 million for the three months ended December 31, 2003. Comparable store sales increased $3.8 million or 1.6%. Comparable store sales is a term we use to compare the year-over-year sales performance of our stores. A store is included in the comparable store sales base after it is in operation for 12 full months. An acquired store is included after 12 full months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have competed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. In addition to the comparable store sales increase, $4.8 million of sales were generated from new and relocated stores that have not been opened for a twelve-month period and are therefore not yet includable in the comparable store sales base. Our corporate sales/insurance replacement sales decreased by $2.3 million, while our home install labor increased $3.5 million and our service sales increased $1.0 million. For the quarter ended December 31, 2004, flat panel television sales grew to 23.4% of total sales compared to 18.9% for the quarter ended December 31, 2003. For the quarter ended December 31, 2004, plasma televisions represented 68.5% of the flat panel category’s dollars and 49.4% of the units sold. Home installation labor revenue grew to 4.0% of revenues during the quarter ended December 31, 2004 from 2.7% during the quarter ended December 31, 2003.

     Cost of Sales and Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discount and vendor allowances. Cost of sales increased $1.6 million, or 1.0%, to $157.1 million for the three months ended December 31, 2004 from $155.5 million for the three months ended December 31, 2003. Gross profit increased $9.7 million, or 10.1%, to $104.9 million for the three months ended December 31, 2004 from $95.3 million for the three months ended December 31, 2003. The gross margin percentage increased 210 basis points to 40.1% for the three months ended December 31, 2004 from 38.0% for the three months ended December 31, 2003. Overall margins, excluding distribution and labor costs, increased by 225 basis points, while labor costs increased by 23 basis points.

     Selling Expenses. Selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses and credit card fees. Selling expenses increased $11.1 million, or 14.9%, to $85.3 million for the three months ended December 31, 2004 from $74.2 million for the three months ended December 31, 2003. As a percentage of revenue, selling expenses increased to 32.6% for the three months ended December 31, 2004 from 29.6% for the three months ended December 31, 2003. The increase in selling expenses as a percent of revenue is mainly due to a 170 basis point increase in gross advertising expense due to the implementation of a new advertising strategy. In addition there was a 40 basis point increase in store level fringe benefit costs. Credit card fees increased by 20 basis points and depreciation was 10 basis points higher than last year as well.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Corporate, general and administrative expenses decreased 10.6% or $1.3 million to $10.5 million for the three months ended December 31, 2004 from $11.8 million for the three months ended December 31, 2003. As a percentage of total revenue, corporate general and administrative expenses decreased to 4.0% for the three months ended December 31, 2004 from 4.7% for the three months ended December 31, 2003. This was mainly due to a 30 basis point decrease in professional fees, mostly due to higher payments to outside consultants in the prior year. Administrative compensation costs also decreased by 20 basis points.

     Amortization of Intangibles. Amortization of intangibles was $170,000 for the three months ended December 31, 2004 and December 31, 2003.

     Interest Expense. Interest expense decreased to $544,000 for the three months ended December 31, 2004 compared to $655,000 for the three months ended December 31, 2003. This decrease is due to the reduced borrowings on our revolving credit facility during the three months ended December 31, 2004 compared to the balances borrowed during the three months ended December 31, 2003. Borrowings were decreased as a result of lower inventory levels.

     Interest Income. Interest income decreased to $13,000 for the three months ended December 31, 2004 compared to $226,000 for the three months ended December 31, 2003. In fiscal 2004, we received interest income from our suppliers on pre-payments made to secure inventory purchases. No prepayments were made in fiscal 2005.

     Income from Equity Investment. Income from equity investment increased to $448,000 for the three months ended December 31, 2004 from $272,000 for the year ended December 31, 2003.

     Income Taxes. The effective tax rate for the three months ended December 31, 2004 and December 31, 2003 was 40.0%.

     Discontinued Operations. In the fourth quarter of fiscal 2004, we closed, sold or committed to close eight stores. We completed the store closures by December 31, 2004. The decision to exit these stores was to allow us to focus on our core operating strategy. In accordance with our accounting policy and Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. Revenues from the closed stores, included in pre-tax loss from discontinued operations, amounted to $4,473,120 and $485,212 for the three months ended December 31, 2003 and 2004, respectively.

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

BALANCE SHEET COMPARISON: DECEMBER 31, 2004 AS COMPARED TO SEPTEMBER 30, 2004

     Inventory. Total inventory increased during the three months ended December 31, 2004 compared to September 30, 2004 by $23.7 million. The increase is attributable to additional video merchandise, which was high in demand and short in supply, brought in during the December quarter in anticipation of January sales, which historically has been a strong video month.

     Accounts receivable. Total accounts receivable increased by $14.9 million during the three months ended December 31, 2004 compared to September 30, 2004. The increase was primarily attributable to monies due from vendors for allowances that were higher as a result of the increase in purchases for the quarter. In addition, credit card receivables increased due to the higher sales volume in the quarter.

     Current portion of long-term debt. Current portion of long-term debt increased by $20.5 million during the three months ended December 31, 2004 compared to September 30, 2004. The increase is a result of the timing of accounts payable checks clearing the bank.

     Accrued expenses. Total accrued expenses increased $11.5 million during the three months ended December 31, 2004 compared to September 30, 2004. This is a result of an increase in advertising related accruals.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $14.0 million for the three months ended December 31, 2004 compared to net cash used of $15.4 million for the three months ended December 31, 2003. Cash used in operating activities for the three months ended December 31, 2004 was primarily the result of an increase in inventory of $23.7 million and an increase in accounts receivable of $15.1 million. This was offset by net income of $4.9 million, an increase in accounts payable and accrued expenses of $9.0 million, and an increase in customer deposits of $2.9 million. The adjustments to reconcile net income to net cash from operating activities consisted primarily of $6.1 million for depreciation and amortization and $3.2 million related to deferred income tax provision, as well as other minor items.

     At December 31, 2004, working capital was $61.6 million, compared to $56.3 million at September 30, 2004. The ratio of current assets to current liabilities was 1.48 to 1 at December 31, 2004 and 1.59 to 1 at September 30, 2004. The decrease was primarily the result of higher inventory levels at December 31, 2004.

     Net cash used in investing activities for the three months ended December 31, 2004 consisted primarily of capital expenditures of $7.8 million, primarily used for the building of new stores and displays.

     Net cash provided by financing activities during the three months ended December 31, 2004 was $21.5 million, which was primarily due to an increase in current portion of long-term debt of $20.5 million. This increase was due to the timing and clearing of outstanding checks.

     The Company currently has a $90 million line of credit that will expire on April 1, 2008. Under the agreement the availability under the credit facility is based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the facility ranged from 1.75% to 2.25% over LIBOR provided the Company commits the loan balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of the Company and its subsidiaries and contains various covenants and restrictions, including that: (i) the Company cannot create, incur, assume or permit additional indebtedness, (ii) the Company cannot create, incur, assume or permit any lien on any property or asset, (iii) the Company cannot merge or consolidate with any other person or permit any other person to merge or consolidate with the Company, (iv) the Company cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) the Company cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) the Company cannot declare or make any restricted payments. The borrowers under the credit facility are subsidiaries of the Company, and the Company is the guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .300%. Our weighted –average interest rate on outstanding borrowings under this credit facility for the three months ended December 31, 2004 and December 31, 2003 was approximately 4.4%, and 3.6%, respectively. The Company is required to have $6.0 million on reserve when computing the available borrowing base. The administrative availability block under the agreement is presently at $7.5 million.

     As of December 31, 2004, the Company had $38.4 million available under this revolving credit facility and $35.8 million outstanding.

     The Company believes that its existing cash, together with cash generated by operations and available borrowings under its credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. Furthermore, due to the seasonality of its business, our working capital needs are significantly higher in the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future. Within our credit facility, there is an option during our peak holiday season buying periods to have more availability on our credit line to meet these needs.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including Company growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in the Company’s Annual Report on Form 10-K filed on December 14, 2004, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principle market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

     At December 31, 2004, the Company had $35.8 million of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $188,000 annual impact on the Company’s earnings and cash flows.

     On July 14, 2003, the Company entered into an interest rate swap that fixes the interest rate on up to $35 million of libor-based borrowings under the revolving term bank loan at 1.69%, plus the applicable margin, for the period from January 1, 2004 to December 31, 2004. The interest rate swap has been designated as a cash flow hedge. The effective portion of the gain or loss on the derivative instrument is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative instrument is recognized in current earnings during the period of change. For the quarter ended December 31 2004, we recorded $28,226 of interest income in the statement of income with respect to this instrument. There was no expense or income recorded for the quarter ended December 31, 2003 with respect to this instrument. The instrument expired on December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that material information relating to Tweeter would be made known to them by others within the company. During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:

     In connection with its audit procedures for the year ended September 30, 2004, Deloitte & Touche LLP, our independent auditors, advised our Audit Committee and management that controls relating to the accumulation of financial information within spreadsheets were not sufficient, resulting in a material weakness under standards established by the American Institute of Certified Public Accountants. Deloitte & Touche reported that it had deemed our monitoring controls over the use of spreadsheets in the financial reporting process to be ineffective, because these controls did not detect the errors in a timely fashion. The errors were isolated to the fourth quarter of fiscal 2004 and did not affect prior periods. We reviewed and re-evaluated our monitoring controls over the use of spreadsheets, and implemented formalized procedures and subjected the data to more rigorous management review.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

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

Date: February 9, 2005