Form 10-Q
period 2005-03-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2005-05-10
CIK 1060390

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT MAY 10, 2005
Common Stock, $.01 par value	24,599,242

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Tweeter Home Entertainment Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	September 30,	March 31,
	2004	2004	2005
	(Unaudited)		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,316,857	$2,801,005	$1,368,569
Accounts receivable, net of allowance for doubtful accounts of $1,181,000, $475,000, and $682,000 at March 31, 2004, September 30, 2004, and March 31, 2005, respectively	19,747,044	17,795,922	23,940,644
Inventory	123,950,624	106,562,804	108,733,209
Deferred tax assets	7,571,302	7,801,864	—
Prepaid expenses and other current assets	15,961,462	17,019,121	16,896,185

Total current assets	168,547,289	151,980,716	150,938,607
Property and equipment, net	124,376,444	124,863,799	128,144,932
Long-term investments	2,032,937	2,304,166	3,372,071
Deferred tax assets	3,932,785	14,470,743	—
Intangible assets, net	1,586,667	1,246,667	906,667
Goodwill	—	4,885,133	4,885,133
Other assets, net	2,357,586	1,461,909	1,820,676

Total	$302,833,708	$301,213,133	$290,068,086

Liabilities and Stockholders’ Equity
Current Liabilities:

Current portion of long-term debt	$3,367,987	$3,184,274	$13,989,526
Current portion of deferred consideration	—	518,199	493,199
Accounts payable	29,521,535	41,637,673	28,134,140
Accrued expenses	20,938,093	28,362,551	30,756,574
Customer deposits	18,611,338	21,893,905	19,949,805
Deferred warranty	154,503	93,625	46,812

Total current liabilities	72,593,456	95,690,227	93,370,056
Long-Term Debt	46,936,851	35,001,930	43,816,413
Other Long-Term Liabilities:
Rent related accruals	10,682,490	11,071,389	15,483,883
Deferred warranty	38,230	—	—
Deferred consideration	—	3,030,413	2,787,980

Total other long-term liabilities	10,720,720	14,101,802	18,271,863

Total liabilities	130,251,027	144,793,959	155,458,332
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,990,183, 26,175,965, and 26,243,693 shares issued at March 31, 2004, September 30, 2004, and at March 31, 2005, respectively	259,902	261,760	262,437
Additional paid in capital	301,659,117	304,006,333	304,533,247
Unearned equity compensation	(138,494)	(75,727)	(1,410)
Accumulated other comprehensive income	378	115,391	100,556
Accumulated deficit	(127,416,593)	(146,136,052)	(168,555,005)

Total	174,364,310	158,171,705	136,339,825
Less treasury stock: 1,718,106, 1,676,537, and 1,644,452 shares at March 31, 2004, September 30, 2004, and March 31, 2005, at cost, respectively	(1,781,629)	(1,752,531)	(1,730,071)

Total stockholders’ equity	172,582,681	156,419,174	134,609,754

Total	$302,833,708	$301,213,133	$290,068,086

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Total revenue	$185,788,229	$184,692,964	$436,554,860	$446,667,634
Cost of sales	(112,917,216)	(109,581,927)	(268,410,593)	(266,632,763)

Gross Profit	72,871,013	75,111,037	168,144,267	180,034,871
Selling expenses	63,229,573	70,173,527	137,463,952	155,496,657
Corporate, general and administrative expenses	11,310,814	12,592,279	23,073,273	23,106,454
Amortization of intangibles	170,000	170,000	340,000	340,000
Non-cash compensation charges	5,144,186	30,573	5,279,010	74,317

Income (loss) from continuing operations	(6,983,560)	(7,855,342)	1,988,032	1,017,443
Interest expense	(652,192)	(684,432)	(1,306,785)	(1,228,232)
Interest income	100,124	607	325,797	14,041

Income (loss) from continuing operations before income taxes	(7,535,628)	(8,539,167)	1,007,044	(196,748)
Income taxes (provision) benefit	(3,014,251)	18,583,570	402,817	21,920,538

Net income (loss) from continuing operations before Income from equity investments	(4,521,377)	(27,122,737)	604,227	(22,117,286)
Income from equity investments	109,057	22,234	272,422	290,945

Net income (loss) from continuing operations	(4,412,320)	(27,100,503)	876,649	(21,826,341)
Discontinued operations:
Pre-tax loss from discontinued operations	(240,512)	(38,581)	(543,045)	(592,612)
Income tax (provision) benefit	(96,205)	221,613	(217,218)	—

Loss from discontinued operations	(144,307)	(260,194)	(325,827)	(592,612)

NET INCOME (LOSS)	$(4,556,627)	$(27,360,697)	$550,822	$(22,418,953)

Basic earnings per share:
Income(loss) from continuing operations	(0.18)	(1.10)	0.04	(0.89)

Loss from discountinued operations	(0.01)	(0.01)	(0.02)	(0.02)

Net income (loss) per share	(0.19)	(1.11)	0.02	(0.91)

Diluted earnings per share:
Income(loss) from continuing operations	(0.18)	(1.10)	0.04	(0.89)

Loss from discountinued operations	(0.01)	(0.01)	(0.02)	(0.02)

Net income(loss) per share	(0.19)	(1.11)	0.02	(0.91)

Weighted average shares outstanding:
Basic	24,107,171	24,561,204	24,014,632	24,508,041

Diluted	24,107,171	24,561,204	24,824,514	24,508,041

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$550,822	$(22,418,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,376,228	12,281,200
Non-cash compensation	5,279,010	74,317
Loss on disposal of property and equipment	16,570	29,890
Provision for uncollectible accounts	249,928	232,658
Tax benefit from options exercised	50,367	43,568
Deferred income tax (benefit) provision	(358,168)	22,282,497
Amortization of deferred gain on sale leaseback	(22,421)	(22,421)
Income from equity investment	(454,037)	(484,908)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,733,408)	(6,377,380)
Increase in inventory	(6,358,558)	(2,452,259)
Decrease (increase) in prepaid expenses and other assets	10,446,345	(454,573)
Decrease in accounts payable and accrued expenses	(4,771,108)	(11,135,382)
Decrease in customer deposits	(2,557,499)	(1,944,096)
(Increase) decrease in deferred rent	(351,342)	338,574
Decrease in deferred considerations	—	(267,433)
Decrease in deferred warranty	(120,910)	(46,813)

Net cash provided by (used in) operating activities	11,241,819	(10,321,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,647,117)	(14,111,185)
Proceeds from sale of property and equipment	8,850	3,174,045
Purchase of investments	—	(300,000)
Distributions from equity investment	540,256	—

Net cash used in investing activities	(8,098,011)	(11,237,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in amount due to bank	(3,919,609)	10,815,418
Net (repayments) proceeds of long term debt	(1,407,415)	8,804,317
Proceeds from options exercised	1,452,868	336,534
Proceeds from employee stock purchase plan	196,756	169,949

Net cash (used in) provided by financing activities	(3,677,400)	20,126,218

DECREASE IN CASH AND CASH EQUIVALENTS	(533,592)	(1,432,436)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,850,449	2,801,005

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,316,857	$1,368,569

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$1,499,134	$973,137

Taxes	$(7,085,895)	$(260,763)

Non-cash activities:
Impairment of deferred tax assets	$—	$22,236,282

Deferred lease incentives	$—	$4,096,341

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

2. Accounting Policies

     The unaudited condensed consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the six-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. Tweeter typically records its highest revenue and earnings in its first fiscal quarter.

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

     The Company sells products that come with a manufacturer’s warranty, and the Company has service centers that repair products. When the Company repairs products that are still under a manufacturer’s warranty, the vendor reimburses the Company for the parts and the technician’s labor. Once the product is repaired, the Company establishes a receivable for the amounts due from the vendor and records service revenue.

     Property and Equipment- Historically, construction allowances provided by our landlords have been classified on the balance sheet as a reduction of property, plant and equipment and amortized as a reduction of depreciation expense over the lease term. In the Consolidated Statements of Cash Flows, these allowances had been recorded as a reduction in the purchase of property and equipment. The Company undertook a review of its lease accounting practices as a result of changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the SEC in its February 7, 2005 letter to the accounting industry. As a result of its review, the Company determined that construction allowances should be reflected as part of the lease financing and not as a reduction of the capital expenditure. For the quarter ended March 31, 2005, the Company recorded a reclassification adjustment to increase leasehold improvements by $4.1 million and increase deferred lease incentives by the same amount for construction allowances provided to reflect the cumulative unamortized portion of construction allowances. This reclassification adjustment to the balance sheet had no effect on net loss, stockholders’ equity or cash flows. As a result, the Company believes the effects of this reclassification are not material to the Company’s previously issued consolidated financial statements.

     Rent Related Accruals- Rent expense under non-cancelable operating leases is recorded on a straight-line basis over the lease term, including build-out period, which typically ranges from 90 to 120 days prior to the store opening. The excess straight-line rent expense over scheduled payment amounts is recorded as a deferred liability.

     Advertising —Gross advertising including electronic media, newspaper, buyer’s guides and direct mailings, are expensed when released. Cooperative advertising funds specific to advertising activities received from vendors reduce gross advertising expense. Below are the gross advertising expense, cooperative funds received and net advertising expense for the three and six months ended March 31, 2004 and 2005.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Gross advertising	$9,894,189	$9,445,672	$25,778,991	$29,115,099
Cooperative advertising funds	(174,299)	(153,433)	(1,406,466)	(160,022)

Net advertising	$9,719,890	$9,292,239	$24,372,525	$28,955,077

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

     For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in the three and six months ended March 31, 2004 and March 31, 2005 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. During the quarter ended March 31, 2005, we did not issue any stock options under our 2004 Long-Term Incentive Plan. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Risk free interest rate	3.04%	—	3.42%	3.35%
Expected life of options grants	7.2	—	7.2	10.0
Expected volatility of underlying stock	77.05%	—	79.22%	83.21%

     Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined using the fair value method, pro forma net income and pro forma diluted earnings per share would have been:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net income (loss) as reported	$(4,556,627)	$(27,360,697)	$550,822	$(22,418,953)
Total stock-based employee compensation expense recorded, net of related tax effects	80,894	30,573	161,789	74,317
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,551,116)	(1,147,318)	(2,978,978)	(2,329,805)

Pro forma loss	$(6,026,849)	$(28,477,442)	$(2,266,367)	$(24,674,441)

Earnings (loss) per share

Basic — as reported	$(0.19)	$(1.11)	$0.02	$(0.91)

Basic — pro forma	$(0.25)	$(1.16)	$(0.09)	$(1.01)

Diluted — as reported	$(0.19)	$(1.11)	$0.02	$(0.91)

Diluted — pro forma	$(0.25)	$(1.16)	$(0.09)	$(1.01)

     See Note 8 for discussion of SFAS No. 123R, “Share-Based Payment”.

     Reclassifications — Certain 2004 reclassifications have been made to conform to the 2005 presentation.

3. Income Taxes

     SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2005, the Company evaluated the recorded deferred tax assets and determined that it is more likely than not that the Company will not realize the deferred tax benefits related to those assets. Therefore the Company has provided a valuation allowance of approximately $22.2 million related to net federal and state deferred tax assets. In future periods the Company will re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary.

4. Earnings per Share

     The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options and warrants are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period. The number of options and warrants excluded in each period is reflected in the table.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Basic Earnings (Loss) Per Share:
Numerator:
Net income (loss) from continuing operations	$(4,412,320)	$(27,100,503)	$876,649	$(21,826,341)
Denominator:
Weighted average common shares outstanding	24,107,171	24,561,204	24,014,632	24,508,041

Basic earnings (loss) per share	$(0.18)	$(1.10)	$0.04	$(0.89)

Diluted Earnings (Loss) Per Share:
Numerator:	$(4,412,320)	$(27,100,503)	$876,649	$(21,826,341)
Denominator:
Weighted average shares outstanding	24,107,171	24,561,204	24,014,632	24,508,041
Potential common stock outstanding	—	—	809,882	—

Total	24,107,171	24,561,204	24,824,514	24,508,041

Diluted earnings (loss) per share	$(0.18)	$(1.10)	$0.04	$(0.89)

Anti dilutive options and warrants not included in earnings per share calculation	3,159,489	4,553,493	2,526,446	4,510,955

Price range of anti dilutive options and warrants	$0.305 to $32.125	$0.305 to $32.125	$12.00 to $32.125	$0.305 to $32.125

5. Comprehensive Income

     Comprehensive income (loss) for the three and six months ended March 31, 2004 and March 31, 2005 was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net income (loss)	$(4,556,627)	$(27,360,697)	$550,822	$(22,418,953)
Change in fair value of long-term investments	10,572	3,655	17,204	686
Change in fair value of interest rate forward contract	(17,956)	—	(895)	(15,521)

Comprehensive income (loss)	$(4,564,011)	$(27,357,042)	$567,131	$(22,433,788)

6. Intangible Assets and Goodwill

     Acquired amortizable intangible assets are as follows:

	As of September 30, 2004		As of March 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non compete agreements and tradenames	3,400,000	2,153,333	3,400,000	2,493,333

     For the six months ended March 31, 2004 and 2005, amortization expense was $340,000. For the full fiscal year 2005, the amortization expense is estimated to be approximately $680,000 and for fiscal year 2006, the amortization expense is estimated to be approximately $567,000.

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

7. Related-Party Transactions

     Tweeter has a 25% ownership interest in Tivoli Audio, LLC, a manufacturer of consumer electronic products. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of income. For the six months ended March 31, 2004 and March 31, 2005 the Company purchased approximately $612,000 and $360,000, respectively, of product from Tivoli. Distributions received from Tivoli amounted to $540,000 for the six months ended March 31, 2004. There were no distributions received from Tivoli for the six months ended March 31, 2005. Amounts payable to Tivoli were $36,800 and $70,100 at March 31, 2004 and March 31, 2005, respectively.

     On December 31, 2004, Tweeter made an initial investment of $300,000 in Sapphire Audio, LLC, a manufacturer of consumer electronic products, to obtain a 25% ownership interest. This investment is being accounted for under the equity method of accounting. For the six months ended March 31, 2005 the Company purchased approximately $1,493,000 of product from Sapphire Audio, LLC. There were no distributions received from Sapphire Audio, LLC for the six months ended March 31, 2005. Amounts payable to Sapphire Audio, LLC were $581,000 at March 31, 2005.

     On March 31, 2005, Tweeter entered into a sale-leaseback arrangement with Samuel Bloomberg, Chairman of Tweeter’s Board of Directors. Tweeter sold its Warwick, Rhode Island retail location at 1301 Bald Hill Road, Warwick, Rhode Island to Mr. Bloomberg for the sum of $3.0 million and has entered into a fifteen-year lease agreement (with two successive five year options of extension) with Mr. Bloomberg. The Company will pay rent of $288,000 in each of lease years one through five, $316,800 in each of lease years six through ten, and $348,480 in each of the remaining five years of the lease term. Prior to entering into the transaction, Tweeter obtained three independent valuations for the facility. The Company recorded a $169,000 loss on the sale, in its income statement for this transaction for the period ended March 31, 2005.

8. New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective for periods beginning after June 15, 2005. The Company will adopt SFAS No. 123R on October 1, 2005 as required. The Company is in the process of determining which transition method it will adopt.

     Adoption of SFAS No. 123R will not effect Tweeter’s cash flow or financial position, but it will reduce reported net income and earnings per share because Tweeter currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s employee stock option and employee stock purchase plans. Specifically, adopting SFAS No. 123R will result in Tweeter recording compensation cost for employee stock options and employee share purchase rights. The Company is evaluating the impact of the adoption of this standard.

     On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

9. Subsequent events

Interim Chief Executive Officer

     On March 15, 2005 the Company announced that Jeffrey Stone, its President and Chief Executive Officer, would be leaving the Company effective April 26, 2005. The Company’s Board of Directors has designated Joseph McGuire, Chief Financial Officer, to serve as Interim Chief Executive Officer effective April 26, 2005. The Board has initiated a search process and expects to move quickly to name a permanent Chief Executive Officer. Jeffrey Stone will continue to serve on the Company’s Board of Directors.

Store closing

     The Board of Directors voted on April 25, 2005 to close 19 stores. It expects to incur costs related to the store closings of between $25 and $30 million, most of which will occur during the June quarter. Of this, approximately $10.0 million will be non-cash charges in the form of fixed asset write-offs, with the balance coming from estimated lease terminations, severance and other related closing costs. The Company expects to reduce its total workforce by approximately 6% as a result of the store closings and expects to reduce other expenses in conjunction with the store-closing plan.

Proceeds from Sale of Tivoli Audio, LLC

     On May 4, 2005, the Company sold 68,750 shares, representing 31% of the Company’s total investment in Tivoli Audio, LLC for $10.3 million, the transaction decreased the Company’s total ownership in Tivoli Audio, LLC from 25% to 17.25% after completion of the sale. The Company will continue to be an active participant in the investment and expects to receive future distributions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Tweeter Home Entertainment Group, Inc. (“Tweeter” or the “Company”) is a specialty retailer of mid- to high-end audio and video consumer electronics products. As of March 31, 2005, Tweeter operates 177 stores under the Tweeter, hifi Buys, Sound Advice, Showcase Home Entertainment and Hillcrest names in the New England, Mid-Atlantic, Southeast, Texas, Southern California, Chicago, Florida and Phoenix markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     Total Revenue. Total revenue includes delivered merchandise, labor, net commissions on service contracts sold, completed service center work orders, and insurance replacement and corporate sales. Total revenue from continuing operations decreased $1.1 million, or 0.6%, to $184.7 million for the three months ended March 31, 2005 from $185.8 million for the three months ended March 31, 2004. Comparable store sales decreased $7.5 million, or 4.3%, despite an increase in home installation labor sales of $2.7 million. Comparable store sales is a term we use to compare the year-over-year sales performance of our stores. A store is included in the comparable store sales base after it is in operation for 12 full months. An acquired store is included after 12 full months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. In addition to the comparable store sales decrease, $8.2 million of sales were generated from new stores that have not been opened for a twelve-month period and are therefore not yet includable in the comparable store sales base. There was also a decrease in sales of $720,000 related to stores that closed and are excluded from discontinued operations. In addition, our corporate sales/insurance replacement sales decreased by $1.4 million, while sales at our service departments increased $650,000.

     For the quarter ended March 31, 2005, flat panel television sales grew to 24.6% of total sales compared to 18.8% for the quarter ended March 31, 2004. For the quarter ended March 31, 2005, plasma televisions represented 37.2% of the flat panel category’s dollars and 34.4% of the units sold. The television monitors category decreased to 2.0% of revenue from 4.8% of revenue for the quarters ended March 31, 2005 and March 31, 2004, respectively. The projection television category decreased to 19.5% of revenue from 24.6% of revenue for the quarters ended March 31, 2005 and March 31, 2004, respectively. Home installation labor revenue grew to 5.2% of revenues from continuing operations for the quarter ended March 31, 2005 from 3.5% of revenues for the quarter ended March 31, 2004. Total digital sales represented over 61.6% of total revenue for the quarter ended March 31, 2005 as compared to 60.4% for the quarter ended March 31, 2004.

     Cost of Sales and Gross Profit. Cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discount and vendor allowances. Cost of sales decreased $3.3 million, or 3.0%, to $109.6 million for the three months ended March 31, 2005 from $112.9 million for the three months ended March 31, 2004. Gross profit increased $2.2 million, or 3.1%, to $75.1 million for the three months ended March 31, 2005 from $72.9 million for the three months ended March 31, 2004. The gross margin percentage increased 150 basis points to 40.7% for the three months ended March 31, 2005 from 39.2% for the three months ended March 31, 2004. Vendor allowances increased by 230 basis points, which is a reduction of cost of sales. Distribution and labor costs increased by 80 basis points.

     Selling Expenses. Selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses and credit card fees. Selling expenses increased $7.0 million, or 11.0%, to $70.2 million for the three months ended March 31, 2005 from $63.2 million for the three months ended March 31, 2004. As a percentage of revenue, selling expenses increased to 38.0% for the three months ended March 31, 2005 from 34.0% for the three months ended March 31, 2004. The increase in selling expenses, as a percentage of revenue is primarily due to a 200 basis point increase in store level and in home installation compensation costs. In addition, insurance costs increased by 40 basis points due to settlement of some larger claims. Vehicle costs also increased by 20 basis points, which was directly attributable to the increased sales in our home installation division and an increase in fuel costs. Occupancy and depreciation costs increased by 50 and 30 basis points, respectively. Credit card fees increased by 20 basis points and supplies were 20 basis points higher than last year as well.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Corporate, general and administrative expenses increased 11.3% or $1.3 million to $12.6 million for the three months ended March 31, 2005 from $11.3 million for the three months ended March 31, 2004. As a percentage of total revenue, corporate, general and administrative expenses were 6.8% and 6.1% for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively. The increase is mainly attributable to an increase in compensation costs.

     Amortization of Intangibles. Amortization of intangibles was $170,000 for the three months ended March 31, 2005 and March 31, 2004.

     Non-cash Compensation Charge. Non-cash compensation charge was $30,600 and $5.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The $5.1 million is attributed to the value of warrants issued to Retail Masters, LLC, a consulting firm and for equity-based executive compensation arrangements.

     Interest Expense. Interest expense increased to $684,000 for the three months ended March 31, 2005 compared to $652,000 for the three months ended March 31, 2004. This increase is due to the increase in interest rates on borrowings on our revolving credit agreement during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     Interest Income. Interest income decreased to $600 for the three months ended March 31, 2005 compared to $100,000 for the three months ended March 31, 2004. During the three months ended March 31, 2004 we received $75,000 of interest income paid by suppliers on pre-payments to secure inventory purchases. In addition, there was $25,000 of interest income received for both overpayments on federal income taxes and interest accrued on construction escrow deposits. There were no such payments received during the three months ended March 31, 2005.

     Income from Equity Investment. Income from equity investment decreased to $37,000 for the three months ended March 31, 2005 from $182,000 for the three months ended March 31, 2004 as profitability decreased.

     Income Taxes. We are required to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2005, we have provided a full valuation allowance of approximately $22.2 million related to previously recorded net federal and state deferred tax assets.

     The effective tax rate for the three months ended March 31, 2005 and March 31, 2004 was (219.2%) and 40.0% respectively. The effective tax rate for the three months ended March 31, 2005 includes the deferred tax asset expense of $22.2 million.

     Discontinued Operations. In the fourth quarter of fiscal 2004, we closed, sold or committed to close eight stores. We completed the store closures by December 31, 2004. The decision to exit these stores was to allow us to focus on our core operating strategy. We classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. Revenues from the closed stores, included in pre-tax loss from discontinued operations, amounted to $3,494,838 and $8,882 for the three months ended March 31, 2004 and 2005, respectively.

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

SIX MONTHS ENDED MARCH 31, 2005 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2004

     Total Revenue. Total revenue from continuing operations increased $10.1 million, or 2.3%, to $446.7 million for the six months ended March 31, 2005 from $436.6 million for the six months ended March 31, 2004. Comparable store sales decreased by $3.9 million or 0.9%, excluding acquired and remodeled stores. In addition to the comparable store sales decrease, $17.6 million of sales were generated from new stores that have not been opened for a twelve-month period and are therefore not yet includable in the comparable store sales base. Sales related to remodeled stores increased by $400,000. There was also a decrease in sales of $1.7 million related to stores that closed that are excluded from discontinued operations. In addition, our corporate sales/insurance replacement sales decreased by $3.6 million, while our service sales increased $1.7 million. Digital technology products continue to drive sales performance as they represented over 64% of revenues for the six months ended March 31, 2005 compared to 62% for the six months ended March 31, 2004.

     Cost of Sales and Gross Profit. Cost of Sales decreased $1.8 million, or 0.7%, to $266.6 million for the six months ended March 31, 2005 from $268.4 million for the six months ended March 31, 2004. Gross profit increased $11.9 million, or 7.1%, to $180.0 million for the six months ended March 31, 2005 from $168.1 million for the six months ended March 31, 2004. The gross margin percentage increased 180 basis points to 40.3% from 38.5% last year. Contributing to the increase in gross margin percentage was a 150 basis point increase in vendor allowances, which are a reduction of cost of sales, and a 70 basis point increase in product margins, which was driven by the increase in the Company’s ability to execute its plan to sell a complete basket of merchandise and services to our customers. These were offset by a 40 basis point increase in labor costs.

     Selling Expenses. Selling expenses increased $18.0 million, or 13.1%, to $155.5 million for the six months ended March 31, 2005 from $137.5 million for the six months ended March 31, 2004. As a percentage of revenue, selling expenses increased to 34.8% for the six months ended March 31, 2005 from 31.5% in the prior year period. The increase in selling expenses as a percent of revenue is primarily due to a 140 basis point increase in store level compensation costs. There was also a 100 basis point increase in gross advertising expense due to the implementation of a new advertising strategy. In addition, depreciation increased by 25 basis points, while vehicle costs, credit card fees and supplies increased by 40 basis points.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses for the six months ended March 31, 2005 remained flat at $23.1 million. As a percentage of total revenue, corporate, general and administrative expenses decreased to 5.2% for the six months ended March 31, 2005 from 5.3% for the prior year period.

     Amortization of Intangibles. Amortization of intangibles was $340,000 for the six months ended March 31, 2005 and March 31, 2004.

     Non-cash Compensation Charge. Non-cash compensation charge was $74,300 and $5.3 million for the six months ended March 31, 2005 and March 31, 2004, respectively. The $5.3 million is attributed to the value of warrants issued to Retail Masters, LLC, a consulting firm and for equity-based executive compensation arrangements.

     Interest Expense. Interest expense decreased to $1.2 million for the six months ended March 31, 2005 from $1.3 million for the six months ended March 31, 2004. This decrease is due to interest payments made in the prior years under capital lease obligations. The capital lease obligations were fully paid off prior to the three months ended March 31, 2005, thus reducing interest expense.

     Interest Income. Interest income decreased to $14,000 for the six months ended March 31, 2005 compared to $326,000 for the six months ended March 31, 2004. During the six months ended March 31, 2004 we received

$300,000 of interest income paid by suppliers on pre-payments to secure inventory purchases. In addition, there was $25,000 of interest income received for both overpayments on federal income taxes and interest accrued on construction escrow deposits. There were no such payments received during the six months ended March 31, 2005.

     Income from Equity Investment. Income from equity investment increased to $485,000 for the six months ended March 31, 2005 from $454,000 for the six months ended March 31, 2004.

     Income Taxes. We are required to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2005, we have provided a full valuation allowance of approximately $22.2 million related to previously recorded net federal and state deferred tax assets.

     The effective tax rate for the six months ended March 31, 2005 and March 31, 2004 was (2,777.0%) and 40.0% respectively. The effective tax rate for the six months ended March 31, 2005 includes the deferred tax asset expense of $22.2 million.

     Discontinued Operations. In the fourth quarter of fiscal 2004, we closed, sold or committed to close eight stores. We completed the store closures by December 31, 2004. The decision to exit these stores was to allow us to focus on our core operating strategy. We classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. Revenues from the closed stores, included in pre-tax loss from discontinued operations, amounted to $7,959,076 and $494,094 for the six months ended March 31, 2004 and 2005, respectively.

BALANCE SHEET COMPARISON: MARCH 31, 2005 AS COMPARED TO SEPTEMBER 30, 2004 and MARCH 31, 2004

     Inventory. Total inventory increased during the six months ended March 31, 2005 compared to September 30, 2004 by $2.1 million. Total inventory decreased by $15.2 million compared to March 31, 2004. The increase is attributable to the change in the Company’s mix percentage as video products are driving the business. Video products have a higher cost per unit than the other categories sold by the Company. The decrease is attributable to the Company managing its inventory levels at a rate consistent with customer demands.

     Accounts Receivable. Total accounts receivable increased by $6.1 million during the six months ended March 31, 2005 compared to September 30, 2004. The increase was primarily attributable to monies due from vendors for allowances that were higher as a result of the increase in purchases for the quarter. Total accounts receivable increased by $4.2 million compared to March 31, 2004 due to the similar reasons.

     Current Portion of Long-Term debt. Current portion of long-term debt increased by $10.8 million, and $10.6 million at March 31, 2005 compared to September 30, 2004 and March 31, 2004. The increase is a result of the timing of accounts payable checks clearing the bank.

     Accounts Payable. Total accounts payable decreased $13.5 million and $1.8 million at March 31, 2005 compared to September 30, 2004 and March 31, 2004. This is a result of a decrease in inventory payables and timing of disbursement of vendor payables.

     Rent Related Accruals. Total rent related accruals increased $4.4 million and $4.8 million at March 31, 2005 compared to September 30, 2004 and March 31, 2004. This is a result of the re-classing of $4.1 million of deferred lease incentives disclosed in Note #2.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $10.3 million for the six months ended March 31, 2005 compared to net cash provided by operations of $11.2 million for the six months ended March 31, 2004. Cash used in operating activities for the six months ended March 31, 2005 was primarily the result of an increase in inventory of $2.5 million, an increase in accounts receivables of $6.4 million, a decrease in accounts payable and accrued expenses of $11.1 million, and a decrease in customer deposits of $1.9 million. The adjustments to reconcile net income (loss) to net cash provided by operating activities consisted primarily of $12.3 million for depreciation and amortization and $560,000 related to other items. Non-cash activities for the six months ended March 31, 2005 included an impairment charge for deferred tax assets of $22.2 million.

     At March 31, 2005, working capital was $57.6 million, compared to $56.3 million at September 30, 2004. The ratio of current assets to current liabilities was 1.62 to 1 at March 31, 2005 and 1.59 to 1 at September 30, 2004. The increase was primarily the result of a decrease in accounts payable and customer deposits.

     Net cash used in investing activities for the six months ended March 31, 2005 consisted mainly of capital expenditures of $14.1 million, primarily used for the building of new stores and displays.

     Net cash provided by financing activities during the six months ended March 31, 2005 was $20.1 million, which was primarily due to an increase in current portion of long-term debt and proceeds from long term debt of $19.6 million. This increase was due to the timing and clearing of outstanding checks.

     The Company has a $90 million line of credit that will expire on April 1, 2008. Under the agreement the availability under the credit facility is based on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. The interest rate on the facility ranges from 1.75% to 2.25% over LIBOR provided the Company commits the loan balances for a period of thirty days or more, or 0% to .25% over the prime rate. The line is secured by substantially all of the assets of the Company and its subsidiaries and contains various covenants and restrictions, including that: (i) the Company cannot create, incur, assume or permit additional indebtedness, (ii) the Company cannot create, incur, assume or permit any lien on any property or asset, (iii) the Company cannot merge or consolidate with any other person or permit any other person to merge or consolidate with the Company, (iv) the Company cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) the Company cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) the Company cannot declare or make any restricted payments. The borrowers under the credit facility are subsidiaries of the Company, and the Company is the guarantor of any amounts borrowed. In addition, there is a commitment fee for the unused portion of the line of .300%. Our weighted –average interest rate on outstanding borrowings under this credit facility for the six months ended March 31, 2005 and March 31, 2004 was approximately 4.8%, and 3.5%, respectively. The Company is required to have $6.0 million on reserve when computing the available borrowing base. The administrative availability block under the agreement is presently at $7.5 million.

     As of March 31, 2005, the Company had $9.0 million available under this revolving credit facility and $43.8 million outstanding.

     The Company believes that its existing cash, together with cash generated by operations and available borrowings under its credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. Furthermore, due to the seasonality of our business, our working capital needs are significantly higher in the fiscal third and fourth quarters and there is the possibility that this could cause unforeseen capital constraints in the future. Within our credit facility, there is an option during our peak holiday season buying periods to have more availability on our credit line to meet these needs.

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

     At March 31, 2005, the Company had $43.8 million of variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $200,000 annual impact on the Company’s earnings and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     Our interim chief executive officer, who is also our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), has concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that material information relating to Tweeter would be made known to them by others within the company. During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 25, 2005, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Matthew Bronfman (with 22,704,831 affirmative votes and 667,939 votes withheld) and Steven Fischman (with 23,141,902 affirmative votes and 230,868 votes withheld). The stockholders also approved the designation of Deloitte & Touche LLP to audit the books and records of the Company for the fiscal year ending September 30, 2005 (with 22,965,464 shares voting for, 311,339 against and 95,967 abstaining).

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

     31.1 Rule 13a-14(a)/15d-14(a) Certifications.

     32.1 Section 1350 Certifications.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

	By:	/s/ Joseph McGuire

Joseph McGuire,
Chief Financial Officer and Interim Chief Executive Officer

Date: May 10, 2005