Form 10-Q
period 2005-06-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2005-08-09
CIK 1060390

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS Common Stock, $.01 par value	OUTSTANDING AT AUGUST 5, 2005 24,642,179

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	September 30,	June 30,
	2004	2004	2005
	(Unaudited)		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,414,604	$2,801,005	$1,425,126
Accounts receivable, net of allowance for doubtful accounts of $1,110,000, $475,000, and $755,000 at June 30, 2004, September 30, 2004, and June 30, 2005, respectively	23,084,785	17,795,922	23,780,637
Inventory	113,513,914	106,562,804	102,409,660
Deferred tax assets	6,179,564	7,801,864	—
Prepaid expenses and other current assets	19,317,555	17,019,121	19,854,145

Total current assets	163,510,422	151,980,716	147,469,568
Property and equipment, net	123,274,762	124,863,799	118,752,686
Long-term investments	2,069,515	2,304,166	1,766,741
Deferred tax assets	8,595,538	14,470,743	—
Intangible assets, net	1,416,667	1,246,667	736,667
Goodwill	—	4,885,133	5,250,868
Other assets, net	1,988,084	1,461,909	1,622,969

Total assets	$300,854,988	$301,213,133	$275,599,499

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$9,361,699	$3,184,274	$15,930,161
Current portion of deferred consideration	—	518,199	484,866
Accounts payable	30,817,593	41,637,673	36,033,843
Accrued expenses	22,764,956	28,362,551	42,286,678
Customer deposits	21,257,984	21,893,905	20,776,176
Deferred warranty	124,063	93,625	19,750

Total current liabilities	84,326,295	95,690,227	115,531,474
Long-term debt, net of current portion	38,943,292	35,001,930	38,179,877
Other Long-Term Liabilities:
Rent related accruals	10,779,164	11,071,389	16,463,630
Deferred warranty	11,758	—	—
Deferred consideration	—	3,030,413	2,666,763

Total other long-term liabilities	10,790,922	14,101,802	19,130,393

Total liabilities	134,060,509	144,793,959	172,841,744
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 25,994,803, 26,175,965, and 26,245,750 shares issued at June 30, 2004, September 30, 2004, and June 30, 2005, respectively	259,948	261,760	262,457
Additional paid in capital	301,893,101	304,006,333	304,594,395
Unearned equity compensation	(119,471)	(75,727)	—
Accumulated other comprehensive income	87,083	115,391	101,327
Accumulated deficit	(133,558,019)	(146,136,052)	(200,498,969)

Total	168,562,642	158,171,705	104,459,210
Less treasury stock: 1,698,869, 1,676,537, and 1,603,571 shares at June 30, 2004, September 30, 2004, and June 30, 2005, at cost, respectively	(1,768,163)	(1,752,531)	(1,701,455)

Total stockholders’ equity	166,794,479	156,419,174	102,757,755

Total liabilities and stockholders’ equity	$300,854,988	$301,213,133	$275,599,499

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Total revenue	$162,894,700	$166,577,644	$591,947,452	$606,840,000
Cost of sales	(98,948,079)	(103,278,246)	(362,183,724)	(365,347,594)

Gross profit	63,946,621	63,299,398	229,763,728	241,492,406
Selling expenses	59,566,531	64,958,212	194,167,327	217,252,499
Corporate, general and administrative expenses	12,917,869	15,153,251	35,991,142	38,259,705
Amortization of intangibles	170,000	170,000	510,000	510,000
Non-cash compensation charges	19,024	1,410	5,298,034	75,727
Restructuring charges	—	16,867,876	—	16,867,876

Operating loss from continuing operations	(8,726,803)	(33,851,351)	(6,202,775)	(31,473,401)
Interest expense	(833,802)	(780,137)	(2,140,587)	(2,008,369)
Interest income	1,870	30	327,667	14,071
Gain on sale of equity investments	—	9,869,065	—	9,869,065

Loss from continuing operations before income taxes	(9,558,735)	(24,762,393)	(8,015,695)	(23,598,634)
Income taxes provision (benefit)	(3,823,494)	—	(3,206,277)	21,920,538

Net loss from continuing operations before income from equity investments	(5,735,241)	(24,762,393)	(4,809,418)	(45,519,172)
Income from equity investments, net of tax	100,901	248,566	373,324	539,511

Net loss from continuing operations	(5,634,340)	(24,513,827)	(4,436,094)	(44,979,661)
Discontinued operations:
Pre-tax loss from discontinued operations	(845,143)	(7,430,137)	(1,924,184)	(9,383,256)
Income tax benefit	(338,057)	—	(769,674)	—

Loss from discontinued operations	(507,086)	(7,430,137)	(1,154,510)	(9,383,256)

Net loss	$(6,141,426)	$(31,943,964)	$(5,590,604)	$(54,362,917)

Basic loss per share:
Loss from continuing operations	$(0.23)	$(1.00)	$(0.18)	$(1.84)
Loss from discontinued operations	(0.02)	(0.30)	(0.05)	(0.38)

Net loss per share	$(0.25)	$(1.30)	$(0.23)	$(2.22)

Diluted loss per share:
Loss from continuing operations	$(0.23)	$(1.00)	$(0.18)	$(1.84)
Loss from discontinued operations	(0.02)	(0.30)	(0.05)	(0.38)

Net loss per share	$(0.25)	$(1.30)	$(0.23)	$(2.22)

Weighted average shares outstanding:
Basic	24,220,419	24,600,731	24,082,977	24,538,937

Diluted	24,220,419	24,600,731	24,082,977	24,538,937

See notes to unaudited condensed consolidated financial statements.

Tweeter Home Entertainment Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,590,604)	$(54,362,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,223,318	18,699,385
Recognition of deferred lease incentive	—	179,670
Non-cash compensation	5,298,033	75,727
Gain on sale of equity investments, net	—	(9,869,065)
Impairment charge	—	7,853,925
(Gain) loss on disposal of property and equipment	(2,430)	28,589
Provision for doubtful accounts	324,928	308,015
Tax benefit from options exercised	186,805	45,853
Deferred income tax (benefit) provision	(3,686,986)	22,282,497
Amortization of deferred gain on sale leaseback	(33,632)	(33,632)
Income from equity investments	(622,206)	(733,475)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,146,149)	(6,292,730)
Decrease in inventory	4,094,994	3,909,846
Decrease (increase) in prepaid expenses and other assets	7,174,754	(3,329,642)
(Decrease) increase in accounts payable and accrued expenses	(1,495,243)	7,928,694
Increase (decrease) in customer deposits	89,147	(1,117,729)
(Decrease) increase in rent related accruals	(243,457)	2,196,205
Decrease in deferred considerations	—	(396,983)
Decrease in deferred warranty	(177,822)	(73,875)

Net cash provided by (used in) operating activities	17,393,450	(12,701,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,932,775)	(19,755,118)
Proceeds from sale of property and equipment	23,100	231,638
Proceeds from sale leaseback	—	2,946,707
Proceeds from sale of equity investment	—	10,248,966
Purchase of equity investment	—	(300,000)
Distributions from equity investments	646,569	1,435,754

Net cash used in investing activities	(12,263,106)	(5,192,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to bank	1,996,774	12,756,970
Net (payments) proceeds of long term debt	(9,323,645)	3,166,864
Proceeds from options exercised	1,475,626	337,161
Proceeds from employee stock purchase plan	285,056	256,821

Net cash (used in) provided by financing activities	(5,566,189)	16,517,816

DECREASE IN CASH AND CASH EQUIVALENTS	(435,845)	(1,375,879)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,850,449	2,801,005

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,414,604	$1,425,126

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
2. Summary of Selected Accounting Policies
     The unaudited interim condensed consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the nine-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. Tweeter typically records its highest revenue and earnings in its first fiscal quarter.

     Property and Equipment- Historically, construction allowances provided by our landlords have been classified on the balance sheet as a reduction of property, plant and equipment and amortized as a reduction of depreciation expense over the lease term. In the Consolidated Statements of Cash Flows, these allowances have been recorded as a reduction in the purchase of property and equipment. The Company undertook a review of its lease accounting practices as a result of changes in lease accounting announced by other reporting companies in January and February of 2005 and guidance provided by the Securities and Exchange Commission in a February 7, 2005 letter to the accounting industry. As a result of its review, the Company determined that construction allowances should be reflected as part of the lease financing and not as a reduction of the capital expenditures. For the quarter ended March 31, 2005, the Company recorded a reclassification adjustment to increase leasehold improvements by $4.1 million and increase deferred lease incentives by the same amount for construction allowances provided to reflect the cumulative unamortized portion of construction allowances. This reclassification adjustment to the balance sheet had no effect on net loss, stockholders’ equity or cash flows. As a result, the Company believes the effects of this reclassification are not material to the Company’s previously issued consolidated financial statements.
     Rent Related Accruals — Rent expense under non-cancelable operating leases is recorded on a straight-line basis over the lease term, including build-out period, which typically ranges from 90 to 120 days prior to the store opening. The excess straight-line rent expense over scheduled payment amounts is recorded as a deferred liability.
     Advertising —Gross advertising including electronic media, newspaper, buyer’s guides and direct mailings, are expensed when released. Cooperative advertising funds specific to advertising activities received from vendors reduce gross advertising expense. Below are the gross advertising expense, cooperative funds received and net advertising expense for the three and nine months ended June 30, 2004 and 2005.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Gross advertising	$8,191,139	$8,603,348	$33,970,130	$37,718,447
Cooperative advertising funds	(983,681)	(304,762)	(2,390,148)	(464,784)

Net advertising	$7,207,458	$8,298,586	$31,579,982	$37,253,663

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
     For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in the three and nine months ended June 30, 2004 and June 30, 2005 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 5,278 options under our 2004 Long-Term Incentive Plan for the three and nine months ended June 30, 2005. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Risk free interest rate	3.38%	4.08%	3.41%	3.36%
Expected life of options grants	7.7	10.0	7.4	10.0
Expected volatility of underlying stock	81.38%	82.97%	80.07%	83.21%

     Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined using the fair value method, pro forma net loss and pro forma diluted loss per share would have been:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss as reported	$(6,141,426)	$(31,943,964)	$(5,590,604)	$(54,362,917)
Total stock-based employee compensation expense recorded, net of related tax effects	11,414	1,410	173,203	75,727
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,032,997)	(1,158,208)	(5,011,975)	(3,488,013)

Pro forma net loss	$(8,163,009)	$(33,100,762)	$(10,429,376)	$(57,775,203)

Loss per share
Basic — as reported	$(0.25)	$(1.30)	$(0.23)	$(2.22)

Basic — pro forma	$(0.34)	$(1.35)	$(0.43)	$(2.35)

Diluted — as reported	$(0.25)	$(1.30)	$(0.23)	$(2.22)

Diluted — pro forma	$(0.34)	$(1.35)	$(0.43)	$(2.35)

     See Note 10 for discussion of SFAS No. 123R, Share-Based Payment.
3. Restructuring Charges
     During the third quarter of fiscal year 2005, the Company initiated a restructuring plan designed to close 19 underperforming stores and re-align its resources and cost structure. Thirteen of the closed stores were in markets where the Company continues to have a presence and accordingly, the results of their operations are included in continuing operations. The closing of these thirteen stores resulted in restructuring charges of $16.9 million, including $5.9 million of non-cash charges. The Company expects to pay the restructuring related charges by the end of fiscal 2005.
     In accounting for restructuring charges, the Company complied with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.
     The following is a summary of restructuring charge activity for the three and nine months ended June 30, 2005:

Lease termination
	and other related	Professional		Non-cash
	charges	fees	Severance	charges	Total
Total restructuring charge Payments Non-cash charges	$8,158,236 (250,000 -)	$2,344,929 (76,206 -)	$436,059 (137,774 -)	$5,928,652 - (5,928,652)	$16,867,876 (463,980 (5,928,652	) )

Balance as of June 30, 2005	$7,908,236	$2,268,723	$298,285	$0	$10,475,244

     Lease termination and other related charges represent lease termination costs and two months accrued rent on certain closed stores. Professional fees include amounts paid to third parties in connection with the negotiation of lease terminations and with the liquidation of inventory for the closed stores. Non-cash charges include write-off of leasehold improvements and reversal of deferred lease incentives related to the closed stores.
4. Discontinued Operations
     In the third quarter of fiscal 2005, as part of the restructuring plan described in Note 3, the Company closed or committed to close six stores in markets where the Company does not continue to have a presence. The Company closed four locations by June 30, 2005 and the remaining store closures were completed by July 31, 2005. The incremental cost related to these six store closings amounted to $5.7 million for the three months ended June 30, 2005. Additionally, in the fourth quarter of 2004 the Company closed, sold or committed to close eight stores, all of which were closed by December 31, 2004. The incremental cost related to all 14 store closings amounted to $5.8 million for the nine months ended June 30, 2005. The decision to exit these locations was primarily related to poor operating results. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. Revenues from the closed stores, included in pre-tax loss from discontinued operations, amounted to $4.1 million for the three months ended June 30, 2005 and $5.7 million for the three months ended June 30, 2004 and $11.0 million for the nine months ended June 30, 2005 and $21.2 for the nine months ended June 30, 2004.
5. Income Taxes
     SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” The Company evaluated the recorded deferred tax assets and determined that it is more likely than not that the Company will not realize the deferred tax benefits related to those assets. Therefore the Company has provided a valuation allowance of approximately $34.9 million related to net federal and state deferred tax assets as of June 30, 2005. In future periods the Company will continue to re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary.
6. Net Loss per Share
     The weighted average shares used in computing basic and diluted net loss per share are presented in the table below. Options and warrants are not included in the net loss per share calculation when the exercise price is greater than the average market price for the period. The number of options and warrants excluded in each period is reflected in the table.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Basic Loss Per Share:
Numerator:
Net loss from continuing operations	$(5,634,340)	$(24,513,827)	$(4,436,094)	$(44,979,661)
Denominator:
Weighted average common shares outstanding	24,220,419	24,600,731	24,082,977	24,538,937

Basic loss per share	$(0.23)	$(1.00)	$(0.18)	$(1.84)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Diluted Loss Per Share:
Numerator:	$(5,634,340)	$(24,513,827)	$(4,436,094)	$(44,979,661)
Denominator:
Weighted average shares outstanding	24,220,419	24,600,731	24,082,977	24,538,937
Potential common stock outstanding	—	—	—	—

Total	24,220,419	24,600,731	24,082,977	24,538,937

Diluted loss per share	$(0.23)	$(1.00)	$(0.18)	$(1.84)

Anti dilutive options and warrants not included in earnings per share calculation	4,315,114	4,342,352	4,314,312	4,429,388

Price range of anti dilutive options and warrants	$0.305 to $32.125	$0.305 to $32.125	$0.305 to $32.125	$0.305 to $32.125

7. Comprehensive Income
     Comprehensive loss for the three and nine months ended June 30, 2004 and June 30, 2005 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss	$(6,141,426)	$(31,943,964)	$(5,590,604)	$(54,362,917)
Change in fair value of long-term investments	(5,062)	771	12,142	1,457
Change in fair value of interest rate forward contract	91,767	—	90,872	(15,521)

Comprehensive loss	$(6,054,721)	$(31,943,193)	$(5,487,590)	$(54,376,981)

8. Intangible Assets and Goodwill
     Acquired amortizable intangible assets are as follows:

	As of September 30, 2004		As of June 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Tradenames	$3,400,000	$2,153,333	$3,400,000	$2,663,333
     For both the nine months ended June 30, 2004 and the nine months ended June 30, 2005, amortization expense was $510,000. For the full fiscal year 2005, the amortization expense is estimated to be approximately $680,000 and for fiscal year 2006, the amortization expense is estimated to be approximately $567,000.
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

     The aggregate purchase price, including acquisition costs, was $4,968,950, which included the issuance of 133,824 shares of common stock valued at $752,091 and cash of $4,216,859. The Company finalized the fair value of the assets received and liabilities assumed based, in part, on information received from NOW! during the quarter ended June 30, 2005. As a result, goodwill increased approximately $366,000 from amounts previously reported. The following table provides an allocation of the final purchase price acquisition cost.

Current assets	$2,596,246
Property and equipment	1,039,778
Goodwill	5,250,868

Total assets acquired	8,886,892
Current liabilities	1,889,759
Assumed debt	2,028,183

Total liabilities assumed	3,917,942
Total purchase price	$4,968,950

     The goodwill is not tax deductible. Historical pro forma results of operations have not been provided due to immateriality.
9. Related-Party Transactions
     On May 4, 2005, Tweeter sold 25% of its equity investment in Tivoli Audio, LLC (“Tivoli”) for $10.3 million and recorded a gain on the sale of investment of $9.9 million, which has been included in the statement of operations for the quarter ended June 30, 2005. As of June 30, 2005, Tweeter held an 18.75% (17.25% giving effect to shares reserved for an employee incentive pool as part of the transaction) ownership interest in Tivoli, a manufacturer of consumer electronic products.
     The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of operations. Distributions received from Tivoli amounted to $647,000 and $1,404,000 for the nine months ended June 30, 2004 and June 30, 2005, respectively. For the nine months ended June 30, 2004 and June 30, 2005 the Company purchased approximately $833,000 and $1,288,491, respectively, of product from Tivoli. Amounts payable to Tivoli were $52,700 and $61,900 at June 30, 2004 and June 30, 2005, respectively.
     On December 31, 2004, Tweeter made an initial investment of $300,000 in Sapphire Audio, LLC, a manufacturer of consumer electronic products, to obtain a 25% ownership interest. This investment is being accounted for under the equity method of accounting. Distributions received from Sapphire Audio, LLC amounted to $31,900 for the nine months ended June 30, 2005. For the nine months ended June 30, 2005 the Company purchased approximately $2,707,000 of product from Sapphire Audio, LLC. Amounts payable to Sapphire Audio, LLC were $161,300 at June 30, 2005.
     On March 31, 2005, the Company entered into a sale-leaseback arrangement with Samuel Bloomberg, Chairman of Tweeter’s Board of Directors. Tweeter sold its Warwick, Rhode Island retail location at 1301 Bald Hill Road, Warwick, Rhode Island to Mr. Bloomberg for the sum of $3.0 million and has entered into a fifteen-year lease agreement (with two successive five year options of extension) with Mr. Bloomberg. The Company will pay rent of $288,000 in each of lease years one through five, $316,800 in each of lease years six through ten, and $348,480 in each of the remaining five years of the lease term. Prior to entering into the transaction, Tweeter obtained three independent valuations for the facility. The Company recorded a $169,000 loss on the sale in its statement of operations for the quarter ended March 31, 2005.
     On April 28, 2005, the Company entered into an agreement to conduct certain store closing sales with Gordon Brothers Retail partners, LLC. Since 2001, Mr. Jeffrey Bloomberg, a member of Tweeter’s Board of Directors, has been with Gordon Brothers Group, LLC in the Office of the Chairman. The Company recorded $1.4 million in estimated fees associated with this agreement within restructuring fees and discontinued operations in the quarter ended June 30, 2005. As of June 30, 2005, the Company had an accrued liability of $1.3 million related to these fees. Mr. Jeffrey Bloomberg and Samuel Bloomberg, Chairman of Tweeter’s Board of Directors, are brothers.
     On April 20, 2005, the Company entered into an agreement to negotiate possible lease terminations, sublease, assignment or other disposition of certain leases with DJM Asset Management, LLC, a Gordon Brothers Group company. Tweeter included $1.5 million in estimated fees associated with this agreement within restructuring fees and discontinued operations in the quarter ended June 30, 2005. As of June 30, 2005 the Company had an accrued liability of $1.5 million related to these fees.

10. New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. The SEC requires adoption of SFAS 123R in the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS No. 123R on October 1, 2005 as required. The Company is in the process of determining which transition method it will adopt.
     Adoption of SFAS No. 123R will not affect Tweeter’s cash flow or financial position, but it will reduce reported net income and earnings per share because Tweeter currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s employee stock option and employee stock purchase plans. Specifically, adopting SFAS No. 123R will result in Tweeter recording compensation cost for employee stock options and employee share purchase rights. The Company is evaluating the impact of the adoption of this standard.
     In March 2005, the FASB issued FASB Interpretation No. 47. “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47) clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. The cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle. The Company is in the process of evaluating the effect of FIN 47 on its consolidated results of operations and financial position.
11. Subsequent events
Officer Appointments
     On July 26, 2005, the Board of Directors appointed Joseph G. McGuire to serve as President and Chief Executive Officer effective July 27, 2005. Mr. McGuire has served as the Company’s interim Chief Executive Officer since March 2005, Senior Vice President since July 2001 and Chief Financial Officer since May 1996. From May 1996 to June 2001, Mr. McGuire also served in the capacities of Vice President and Chief Information Officer of the Company.
     On July 6, 2005, the Board of Directors appointed Paul Burmeister as the Company’s interim Chief Financial Officer.
Credit Facility Amended
     On July 25, 2005, the Company announced that it had amended its credit agreement with a lenders’ syndicate led by the Bank of America. The amendment provides for an additional $13 million in term loans, and continues the existing revolving credit facility, at the same time reducing required reserves by $2.5 million. Of the $13 million in new term loans, Bank of America is providing a $5 million term loan, and Back Bay Capital Funding LLC is providing an $8 million term loan. Neither term loan will require any scheduled principal payments. In addition, the interest rate charged on the company’s revolving credit facility for any LIBOR rate loans was lowered by 25 basis points and the unused commitment fee was reduced by 5 basis points.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     We are a specialty retailer of mid- to high-end audio and video consumer electronics products. As of June 30, 2005, we operated 161 stores under the Tweeter, hifi Buys, Sound Advice, Showcase Home Entertainment and Hillcrest names in the New England, Mid-Atlantic, Southeast, Texas, Southern California, Chicago, Florida and Phoenix markets.
     In the third quarter of fiscal 2005, we closed or committed to close 19 stores due to their poor operating results. We completed 16 of the store closings by June 30, 2005, two closed by July 31, 2005 and the remaining store is expected to close by September 30, 2005. Six stores were in markets where we do not continue to have a presence and in accordance with our accounting policy and SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, we classified the operating results of these six stores as discontinued operations in the accompanying condensed consolidated statements of operations. In addition, we reclassified prior year information to conform to the current year presentation. The remaining 13 stores are located in markets where we continue to have a presence and accordingly have recorded their results in continuing operations. We have excluded sales from the 13 closing stores (included in continuing operations) from the comparable store calculation beginning with the month of May 2005. The six closing stores (included in discontinued operations) are excluded from the comparable sales calculation for the entire period.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
     Total Revenue. Our total revenue includes delivered merchandise, home installation labor, net commissions on service contracts sold, completed service center work orders, and insurance replacement and corporate sales. Our total revenue from continuing operations increased $3.7 million, or 2.3%, to $166.6 million for the three months ended June 30, 2005 from $162.9 million for the three months ended June 30, 2004. Our comparable store sales decreased $5.6 million, or 3.8%, despite an increase in home installation labor sales of $3.3 million. We use the term “comparable store sales” to compare the year-over-year sales performance of our stores. We include a store in our comparable store sales after it has been in operation for 12 full months, while we include an acquired store after 12 full months from the acquisition date. We exclude remodeled or relocated stores from our comparable store sales until they have been operating for 12 full months from the date we completed the remodeling or the date the store re-opened after relocation. We generated sales of $7.6 million from new stores opened for less than 12 months. We recorded an increase in sales of $2.3 million related to stores that closed and are included in continuing operations due to the liquidation of their remaining inventory.
     For the three months ended June 30, 2005, our flat panel television sales grew to 24.6% of our total revenue compared to 20.8% of our total revenue for the three months ended June 30, 2004. For the three months ended June 30, 2005, our plasma television sales represented 35.4% of our flat panel television sales dollars and 31.5% of our flat panel television units sold. Our projection television sales decreased to 15.9% of our total revenue for the three months ended June 30, 2005 as compared to 18.3% of our total revenue for the three months ended June 30, 2004. Our television monitors sales decreased to 1.3% of our total revenue for the quarter ended June 30, 2005 as compared to 3.3% of our total revenue for the three months ended June 30, 2004. Our home installation labor revenue grew to 6.0% of our total revenue for the three months ended June 30, 2005 from 4.1% of our total revenue for the three months ended June 30, 2004. Our total digital sales represented approximately 57.0% of our total revenue for the three months ended June 30, 2005 as compared to 54.4% of our total revenue for the three months ended June 30, 2004.
     Cost of Sales and Gross Profit. Our cost of sales includes merchandise costs, net delivery costs, distribution costs, home installation labor costs, purchase discounts and vendor allowances. Our cost of sales increased $4.3 million, or 4.4%, to $103.3 million for the three months ended June 30, 2005 from $99.0 million for the three months ended June 30, 2004. Our gross profit decreased $647,000, or 1.0%, to $63.3 million for the three months ended June 30, 2005 from $63.9 million for the three months ended June 30, 2004. Our gross margin percentage decreased 130 basis points to 38.0% for the three months ended June 30, 2005 from 39.3% for the three months ended June 30, 2004. This decrease is primarily the result of an increase in cost of sales related to our 13 closing stores included in continuing operations, which had a decline in gross profit of $2.6 million due to the liquidation of their remaining inventory, partially offset by an increase in gross profit in our remaining stores of $2.0 million. In our going forward stores, gross profit as a percentage of total revenue increased by 110 basis points for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
     Selling Expenses. Our selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses and credit card fees. Our selling expenses increased $5.4 million, or 9.1%, to $65.0 million for the three months ended June 30, 2005 from $59.6 million for the three months ended June 30, 2004. As a percentage of total revenue, our selling expenses increased to 39.0% for the three months ended June 30, 2005 from 36.6% for the three months ended June 30, 2004.

     The increase in our selling expenses resulted from a 70 basis points increase in our compensation costs, a 65 basis points increase in advertising costs, a 35 basis points increase in depreciation, a 25 basis points increase in occupancy related costs, a 15 basis points increase in insurance costs due to settlement of some larger claims, a 15 basis points increase in vehicle costs directly attributable to the increased sales in our home installation division and an increase in fuel costs and a 10 basis points increase in credit card fees.
     Corporate, General and Administrative Expenses. Our corporate, general and administrative expenses include the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Our corporate, general and administrative expenses increased 17.3% or $2.2 million, to $15.2 million for the three months ended June 30, 2005 from $12.9 million for the three months ended June 30, 2004. As a percentage of total revenue, our corporate, general and administrative expenses were 9.1% for the three months ended June 30, 2005 compared to 7.9% for the three months ended June 30, 2004. Our corporate, general and administrative expenses increased primarily from an increase in professional fees associated with our Sarbanes-Oxley compliance initiative and systems conversion expenses.
     Amortization of Intangibles. We incurred amortization of intangibles expense of $170,000 for the three months ended June 30, 2005 and for the three months ended June 30, 2004.
     Non-cash Compensation Charge. We incurred a non-cash compensation charge of $1,000 for the three months ended June 30, 2005, while we incurred a non-cash compensation charge of $19,000 for the three months ended June 30, 2004. These are attributable to equity-based executive compensation arrangements.
     Discontinued Operations. In the third quarter of fiscal 2005, we closed or committed to close six stores in markets where we do not continue to have a presence and accordingly, the results of their operations are included in discontinued operations. We closed four location by June 30, 2005 and we completed the remaining store closures by July 31, 2005. The incremental cost related to these store closings amounted to $5.7 million for the three months ended June 30, 2005. The decision to exit this business was primarily related to poor operating results. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” we classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. Revenues from the closed stores included in pre-tax loss from discontinued operations, amounted to $4.1 million for the three months ended June 30, 2005 and $5.7 for the three months ended June 30, 2004.
     Restructuring Charges. We incurred restructuring charges associated with the closing of 13 of the 19 stores described above totaling $16.9 million for the three months ended June 30, 2005. Our restructuring charges included $8.2 million for lease termination fees and other related charges, $2.3 million for professional fees related to lease termination negotiations and inventory liquidation, $0.4 million for severance costs and a non-cash charge of $5.9 million related to the write-down of leasehold improvements and lease adjustments.
     Interest Expense. Our interest expense decreased to $780,000 for the three months ended June 30, 2005 compared to $834,000 for the three months ended June 30, 2004. Our interest expense decreased due in part to interest due on income tax liabilities during the three months ended June 30, 2004. There were no such expenses during the same period of 2005. This was partly offset by an increase in interest expense as a result of increased interest rates on borrowings from our revolving line of credit agreement during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
     Gain on Sale of Equity Investment. We realized a gain on sale of equity investment of $9.9 million for the three months ended June 30, 2005. On May 4, 2005, we sold 68,750 shares, representing 25% of our total investment in Tivoli Audio, LLC (“Tivoli”) for $10.3 million. The transaction decreased our total ownership in Tivoli from 25% to 18.75% (17.25% giving effect to shares reserved for an employee incentive pool as part of the transaction) after completion of the sale. We will continue to be an active participant in the investment and expect to receive future distributions.
     Income from Equity Investment. Our income from equity investment increased to $249,000 for the three months ended June 30, 2005 from $101,000 for the three months ended June 30, 2004.

     Income Taxes. SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion of all of the deferred tax assets will not be realized.” We evaluated the recorded deferred tax assets and determined that it is more likely than not that we will not realize the deferred tax benefits related to those assets. Therefore we have provided a valuation allowance of approximately $34.9 million related to federal and state net deferred tax assets as of June 30, 2005. In future periods we will continue to re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary. Our effective tax rate for the three months ended June 30, 2005 was 0.0%, while our effective tax rate for the three months ended June 30, 2004 was 40.0%.
     Seasonality. Our operations, in common with other retailers, follow a seasonal pattern. Historically, we realize more of our revenue and net earnings in our first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. Our selling expenses and administrative expenses remain relatively fixed during the year, while our revenues fluctuate in accordance with the seasonal patterns. As a result of the seasonal patterns, our net earnings in any interim quarter will fluctuate dramatically, and one should not rely on our interim results as indicative of our results for the entire fiscal year.
NINE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2004
     Total Revenue. Our total revenue from continuing operations increased $14.9 million, or 2.5%, to $606.8 million for the nine months ended June 30, 2005 from $591.9 million for the nine months ended June 30, 2004. Our comparable store sales decreased by $8.3 million, or 1.5%, excluding acquired and remodeled stores. In addition to the decrease in our comparable store sales, we generated sales of $25.3 million from new stores opened for less than 12 months. Our sales from remodeled stores increased by $0.4 million. We recorded an increase in sales of $0.6 million related to stores that we closed and included in continuing operations due to liquidation of their remaining inventory. In addition, our corporate sales/insurance replacement sales decreased by $5.4 million, while our service sales increased $2.4 million. Our sales of digital technology products continued to drive our sales performance as they represented over 62% of our total revenue for the nine months ended June 30, 2005 as compared to 60% of total revenue for the nine months ended June 30, 2004.
     Cost of Sales and Gross Profit. Our cost of sales increased $3.2 million, or 0.9%, to $365.4 million for the nine months ended June 30, 2005 from $362.2 million for the nine months ended June 30, 2004. Our gross profit increased $11.7 million, or 5.1%, to $241.5 million for the nine months ended June 30, 2005 from $229.8 million for the nine months ended June 30, 2004. Our gross margin percentage for the nine months ended June 30, 2005 increased 100 basis points to 39.8% from 38.8% from the nine months ended June 30, 2004, due to a 140 basis points increase in merchandise margin resulting from larger vendor allowances and a higher product margins from better execution of our plan to sell a complete basket of merchandise and services to our customers, offset by a 40 basis points increase in our labor costs associated with our increase in home installation labor revenue.
     Selling Expenses. Our selling expenses increased $23.1 million, or 11.9%, to $217.3 million for the nine months ended June 30, 2005 from $194.2 million for the nine months ended June 30, 2004. As a percentage of revenue, our selling expenses increased to 35.8% for the nine months ended June 30, 2005 from 32.8% for the nine months ended June 30, 2004. Our selling expenses increased as a percent of revenue primarily due to a 110 basis points increase in store level compensation costs. In addition, our gross advertising expense increased by 100 basis points due to our implementing a new advertising strategy. Our depreciation expense increased by 30 basis points, while our vehicle costs, credit card fees, occupancy and insurance increased by a total of 60 basis points.
     Corporate, General and Administrative Expenses. Our corporate, general and administrative expenses increased $2.3 million, or 6.3%, to $38.3 million for the nine months ended June 30, 2005 from $36.0 million for the nine months ended June 30, 2004. As a percentage of total revenue, our corporate, general and administrative expenses increased to 6.3% for the nine months ended June 30, 2005 from 6.1% for the nine months ended June 30, 2004. Our corporate, general and administrative expenses increased as a percent of revenue primarily due to a 15 basis points increase in professional fees incurred in connection with our Sarbanes-Oxley compliance initiative and a 10 basis points increase in compensation costs resulting from increased infrastructure, offset by a 10 basis points reduction in loan amortization costs. In November 2004, we restructured our loan, which extended the term of the loan while decreasing the expense each period.
     Amortization of Intangibles. We incurred amortization of intangibles expenses of $510,000 for the nine months ended June 30, 2005 and for the nine months ended June 30, 2004.

     Non-cash Compensation Charge. We incurred a non-cash compensation charge of $76,000 for the nine months ended June 30, 2005, while we incurred a non-cash compensation charge of $5.3 million for the nine months ended June 30, 2004. The non-cash compensation charge of $5.3 million resulted from the value of warrants issued to Retail Masters, LLC, and for equity-based executive compensation arrangements.
     Discontinued Operations. In the third quarter of fiscal 2005, we closed or committed to close six stores in markets where we do not continue to have a presence and accordingly, the results of their operations are included in discontinued operations. We closed four locations by June 30, 2005 and we completed the remaining store closures by July 31, 2005. Additionally, in the fourth quarter of 2004 we closed, sold or committed to close eight stores, all of which were closed by December 31, 2004. The incremental cost related to all 14 store closings amounted to $5.8 million for the nine months ended June 30, 2005. The decision to exit this business was primarily related to poor operating results. In accordance with SFAS No. 155, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. Revenues from the closed stores, included in pre-tax loss from discontinued operations, amounted to $11.0 million for the nine months ended June 30, 2005 and $21.2 for the nine months ended June 30, 2004.
     Restructuring Charges. We incurred restructuring charges associated with the closing of 13 of the 19 stores described above totaling $16.9 million for the nine months ended June 30, 2005. Our restructuring charges included $8.2 million for lease termination fees and other related charges, $2.3 million for professional fees related to lease termination negotiations and inventory liquidation, $0.4 million for severance expense and a non cash charge of $5.9 million related to the write down of leasehold improvements and lease adjustments.
     Interest Expense. Our interest expense decreased to $2.0 million for the nine months ended June 30, 2005 from $2.1 million for the nine months ended June 30, 2004. During the nine months ended June 30, 2004 we incurred $136,000 of interest expense on income tax liabilities. There was no such expense during the nine months ended June 30, 2005.
     Interest Income. Our interest income decreased to $14,000 for the nine months ended June 30, 2005 compared to $326,000 for the nine months ended June 30, 2004. During the nine months ended June 30, 2004, we received $300,000 of interest income from suppliers associated with pre-payments we made to secure inventory purchases. In addition, we received $25,000 of interest income for both overpayments on federal income taxes and interest accrued on construction escrow deposits. There was no such income received during the nine months ended June 30, 2005.
     Gain on Sale of Equity Investment. We realized a gain on sale of equity investment of $9.9 million for the nine months ended June 30, 2005. On May 4, 2005, we sold 68,750 shares, representing 25% of our total investment, in Tivoli Audio, LLC (“Tivoli”) for $10.3 million. The transaction decreased our total ownership in Tivoli from 25% to 18.75% (17.25% giving effect to shares reserved for our employee incentive pool as part of the transaction) after completion of the sale. We will continue to be an active participant in the investment and expect to receive future distributions.
     Income from Equity Investment. Our income from equity investment increased to $734,000 for the nine months ended June 30, 2005 from $373,000 for the nine months ended June 30, 2004 as profitability increased at the companies in which we hold these investments.
     Income Taxes. SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” We evaluated the recorded deferred tax assets and determined that it is more likely than not that we will not realize the deferred tax benefits related to those assets. Therefore we have provided a valuation allowance of approximately $34.9 million related to federal and state net deferred tax asset as of June 30, 2005. In future periods we will continue to re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary. Our effective tax rate for the nine months ended June 30, 2005 was 93.0%. Our effective tax rate for the nine months ended June 30, 2004 was 40.0%. Our effective tax rate for the nine months ended June 30, 2005 was adversely affected by a deferred tax asset write-off of $22.3 million.
BALANCE SHEET COMPARISON: JUNE 30, 2005 AS COMPARED TO SEPTEMBER 30, 2004 and JUNE 30, 2004
     Inventory. We decreased our total inventory by $4.2 million at June 30, 2005 compared to our total inventory at September 30, 2004. We decreased our total inventory by $11.1 million at June 30, 2005 compared to our total inventory at June 30, 2004. Our nine-month total inventory decrease of $4.2 million is primarily attributable to the liquidation of inventory in closing stores. Our 12-month total inventory decrease of $11.1 million resulted from managing our inventory more in line with customer demand and the liquidation of inventory in closing stores.

     Accounts Receivable. We increased our total accounts receivable by $6.0 million at June 30, 2005 compared to our total accounts receivable at September 30, 2004. Our total accounts receivable increase resulted primarily from amounts owed to us from vendors due to higher vendor allowances caused by increased purchases for the quarter. Total accounts receivable increased by $696,000 compared to June 30, 2004 for similar reasons.
     Current Portion of Long-Term Debt. Our current portion of long-term debt at June 30, 2005 increased by $12.7 million compared to our current portion of long-term debt at September 30, 2004. Our current portion of long-term debt at June 30, 2005 increased by $6.6 million compared to our current portion of long-term debt at June 30, 2004. Our current portion of long-term debt increase of $12.7 million resulted from the timing of accounts payable checks clearing the bank. Our current portion of long-term debt increase of $6.6 million resulted from similar reasons.
     Accounts Payable. Our accounts payable at June 30, 2005 decreased $5.6 million compared to our accounts payable at September 30, 2004. Our accounts payable at June 30, 2005 increased $5.2 million compared to our accounts payable at June 30, 2004. Our accounts payable decrease of $5.6 million resulted from the timing of the disbursement of vendor payables. Our accounts payable increase of $5.2 million resulted from similar reasons.
     Rent Related Accruals. Our total rent-related accruals at June 30, 2005 increased $5.4 million compared to rent related accruals at September 30, 2004. Our total rental accruals at June 30, 2005 increased $5.7 million compared to rent related accruals at June 30, 2004. Our total rent related accruals from September 30, 2004 and June 30, 2004 increased due to our re-classifying $4.1 million of deferred lease incentives disclosed in Note #2.
LIQUIDITY AND CAPITAL RESOURCES
     Our net cash used in operating activities was $12.7 million for the nine months ended June 30, 2005 compared to net cash provided by operations of $17.4 million for the nine months ended June 30, 2004. Our cash used in operating activities for the nine months ended June 30, 2005 was primarily the result of a $54.4 million net loss, $9.9 million net gain on sale of equity investment in Tivoli and a $6.3 million increase in accounts receivable partially offset by a $22.3 million provision for deferred income taxes, $18.7 million of depreciation and amortization expense, a $7.9 million increase in accounts payable and accrued expenses and a $7.9 million impairment charge relating to closed and discontinued stores.
     At June 30, 2005, our working capital was $31.9 million, compared to working capital of $56.3 million at September 30, 2004. The ratio of our current assets to current liabilities was 1.28 to 1 at June 30, 2005 compared to a ratio of 1.59 to 1 at September 30, 2004. The ratio of our current assets to current liabilities decreased primarily due to our store closings, which led to a decrease in inventory of $4.2 million, as well as increases of $13.9 million in accrued expenses and $12.7 million in the current portion of long-term debt. The increase in our accrued expenses resulted primarily from restructuring charges incurred this quarter.
     Our net cash used in investing activities for the nine months ended June 30, 2005 was $5.2 million and consisted mainly of capital expenditures of $19.7 million, primarily used for the building of new stores and displays, offset by $10.3 million of proceeds from the sale of our equity investment in Tivoli and $2.9 million in proceeds generated from the sale lease-back of our Warwick, RI store location.
     Our net cash provided by financing activities during the nine months ended June 30, 2005 was $16.5 million, which resulted primarily from an increase in the current portion of long-term debt of $12.8 million and proceeds from long-term debt of $3.2 million. This increase resulted primarily from the timing and clearing of outstanding checks.
     Our $90 million line of credit expires on April 1, 2008. Under the credit facility agreement, our ability to borrow funds under the credit facility depends on a borrowing base tied to a percentage of eligible inventory, receivables and real estate. Our credit facility interest rate ranged from (i) 1.75% to 2.25% over LIBOR provided that we commit our loan balances for a period of thirty days or more, or (ii) 0% to 0.25% over the prime rate. Substantially all of our assets and those of our subsidiaries secure our line of credit. In addition, our line of credit contains various covenants and restrictions, including that: (i) we cannot create, incur, assume or permit additional indebtedness, (ii)

we cannot create, incur, assume or permit any lien on any property or asset, (iii) we cannot merge or consolidate with any other person or permit any other person to merge or consolidate with us, (iv) we cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) we cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) we cannot declare or make any restricted payments. Our subsidiaries borrowed amounts under the credit facility, which we guaranteed any amounts borrowed. In addition, we pay a commitment fee for the unused portion of the line of 0.30%. Our weighted-average interest rate on outstanding borrowings under this credit facility for the nine months ended June 30, 2005 equaled approximately 5.2%, while our weighted-average interest rate on outstanding borrowings under this credit facility for the nine months ended June 30, 2004 equaled approximately 3.6%. Under the credit facility agreement, we must reserve $6.0 million when computing the available borrowing base. In addition, our lender possesses an administrative availability block under the credit facility agreement, which presently equals $7.5 million.
     As of June 30, 2005, we had $10.5 million available under this revolving credit facility and $54.1 million outstanding.
     On July 25, 2005, we announced that we amended our credit agreement with a lenders’ syndicate led by the Bank of America. The amendment provides for an additional $13 million in term loans, and continues the existing revolving credit facility, at the same time reducing our required reserves by $2.5 million. Of the $13 million in new term loans, Bank of America is providing a $5 million term loan, and Back Bay Capital Funding LLC is providing an $8 million term loan. Neither term loan will require any scheduled principal payments. In addition, the interest rate charged on our revolving credit facility for any LIBOR rate loans was lowered by 25 basis points and the unused commitment fee was reduced by 5 basis points.
     We believe that our existing cash, together with cash generated by our operations and available borrowings under our credit facility, will finance our working capital which include restructuring related charges expected to be paid by the end of fiscal 2005, and capital expenditure requirements for at least the next 12 months. Due to the seasonality of our business, our working capital needs increase significantly in our fiscal third and fourth quarters, which may cause unforeseen capital constraints in the future. However, under our credit facility, we may require our lender to make more funds available on our credit line to meet our additional working capital needs during our peak holiday season buying period.
FORWARD-LOOKING STATEMENTS
     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including our growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in our Annual Report on Form 10-K filed on December 14, 2004, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The principle market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.
     At June 30, 2005 the Company had $38.2 million of long-term variable rate borrowings outstanding under its revolving credit agreements, which approximates fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $180,000 annual impact on the Company’s earnings and cash flows.
ITEM 4. CONTROLS AND PROCEDURES
     Our chief executive officer, and our interim chief financial officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that material information relating to Tweeter would be made known to them by others within the company.
     During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been, however, various developments related to such internal controls, as described below.

     The Company is in the process of implementing an Enterprise Resource Planning (ERP) system, which will be phased in, and which we expect will be completed in 2006. Implementation of the ERP system will change how transactions are processed and reported.
     The Company’s management is continuing its evaluation of the Company’s internal controls in preparation for its first annual report on the Company’s internal control over financial reporting, which will be filed in connection with the Company’s Annual Report on Form 10K for the year ending September 30, 2005. During the course of its ongoing evaluation, management has identified certain deficiencies, in the Company’s internal controls, which the Company is addressing. Areas identified include additional documentation of internal controls, formalization of approval and delegation authority, controls and procedures related to the implementation of the ERP system - discussed above and formalization of controls surrounding the regular closing of the general ledger and financial reporting.
     Management has discussed with the Audit Committee of the Board of Directors the areas identified for improvement and remediation efforts underway and planned to be undertaken by the Company.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     Exhibits
     Ex. 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
     Ex. 31.2 Certification of interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
     Ex. 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
     Ex. 32.2 Certification of interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By:	/s/ Joseph G. McGuire

Joseph G. McGuire,
President and Chief Executive Officer

By:	/s/ Paul Burmeister

Paul Burmeister,
interim Chief Financial Officer
Date: August 9, 2005