Form 10-K
period 2005-09-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2005-12-29
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

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
Common Stock, $.01 par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☑          No ☐
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2).     Yes  ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sales price for such stock on March 31, 2005, as reported by NASDAQ, was $113,882,543.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at December 27, 2005

Common Stock, $.01 par value	24,775,472
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on January 31, 2006 are incorporated by reference into Part III.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

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
General
      Tweeter is a national specialty consumer electronics retailer providing audio and video solutions for the home and mobile environment. We believe that we can apply our expertise to provide “home and mobile entertainment made easy” for our customers.
      As of September 30, 2005, we operated 159 stores in 22 states under the Tweeter, Sound Advice, hifi buys, Showcase Home Entertainment and Hillcrest High Fidelity names. Our stores are located in the following markets: New England, the Mid-Atlantic, the Southeast (including Florida), Texas, Chicago, Southern California, Phoenix, and Las Vegas. We operate in a single business segment of retailing audio, video and mobile consumer electronics products. Our stores feature a selection of quality home and mobile audio and video products including cutting edge HDTV plasma, LCD and rear-projection television sets, home theatre video and audio solutions, home theater furniture, DVD players and recorders, surround sound systems, audio components, digital video satellite systems, satellite radios, personal video recorders and digital entertainment centers. We differentiate ourselves by focusing on consumers who seek audio and video products with advanced features, functionality and performance. These products tend to be more expensive within their category of products and will often have newer or more advanced technology. We have created an inviting retail environment in each store with specially designed notional spaces, allowing our customers to visualize the technology in a more natural home setting. Our stores average approximately 11,100 square feet and are staffed with highly trained sales and installation professionals. Our goal is to ensure that each customer receives the best possible experience through their entire purchase and installation process. We believe this commitment to service, along with our competitive prices, will build customer loyalty and brand awareness.
      In September 2002, we re-launched the Tweeter website (www.tweeter.com) to market and sell consumer electronics over the Internet. The tweeter.com site is designed to mirror the in-store experience as well as the look and feel of its brick-and-mortar counterparts.
      Trade names. We currently operate under several trade names. We operate the large majority (118) of our stores as Tweeter stores. We operate 24 stores in Florida as Sound Advice stores, 11 stores in the Southeast as hifi buys stores, four stores in Arizona as Showcase Home Entertainment stores and two stores in Dallas as Hillcrest High Fidelity stores. As part of our store closing program, described below, in 2005 we closed both of our remaining Bang & Olufsen stores and exited that brand name.
      We have registered the “Tweeter etc.” service mark with the United States Patent and Trademark Office. Its registration number is 2097801 and the renewal due date is September 16, 2007. We have also registered the “AVi.d. Member”, “Slamfest”, “Wise Buys” and “Picture Perfect” service marks with the United States Patent and Trademark Office. We have not registered “hifi buys”, “Sound Advice” and some of our other service marks. We are aware that other consumer electronics retailers use the name hifi buys and Sound Advice. We have submitted applications for registration of some of our other service marks, which applications are currently pending. We may be unable to successfully register such service marks. In addition our service marks, whether registered or unregistered, and patents may not be effective to protect our intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future.

      Competition. We are a relatively small player in the U.S. consumer electronics market. According to the Consumer Electronics Association, consumer electronics sales were $112.9 billion in 2004. Over 50% of this total was for consumer electronics products that we do not sell, such as personal computers and related equipment. Accordingly, with annual revenue in calendar year 2004 of $777.2 million, we account for less than 2% of the audio and video business in which we compete. Several large players, including Best Buy, Circuit City, Sears and Wal-Mart, dominate the industry and have significantly greater resources than we have. We do not compete with these larger players in all categories, but there is some overlap between our products. Typically, the overlap includes the higher-end (more sophisticated, with more features and options) of the larger players’ products and the lower end (more entry level, with fewer features and options) of our products. One advantage we believe we have over the larger players is the ability to provide service to our customers, because we believe that the larger players often do not offer as high a level of customer service as we do.
      Seasonality. Our business is subject to seasonal variations. The table below lists the percentage of annual revenue generated in each of our fiscal quarters for the last two fiscal years.
Percentage of Annual Revenue

	Three Months Ended

	December 31	March 31	June 30	September 30

Fiscal 2004	32.2%	23.9%	21.3%	22.6%
Fiscal 2005	32.4%	22.9%	21.0%	23.7%
      Due to the importance of the Christmas holiday shopping season, our revenues generally are highest during the fiscal quarter ending December 31. Any factor tending to adversely affect this season could have a significant impact on our revenue and profitability. Our quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions, and unexpected changes in volume-related rebates or changes in cooperative advertising policies from suppliers. In addition, operating results may be negatively affected by increases in merchandise costs, price reductions we institute in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.
      Purchases and Returns. Like most of our competitors in the consumer electronics retail industry, we allow our customers to return products within a specified amount of time from the initial retail sale. This is typically 30 days, although this can vary for some product categories such as speakers, where we have a trade up policy available. We also offer extended payment terms and other promotional offers as an inducement to purchase. We partner with GE Money Bank to run our private label credit card. GE Money Bank bears all credit risk under the terms of this agreement.
Business Strategy
      Our goal is to integrate consumer electronics into our customer’s life; to deliver entertainment solutions that offer “everything that they want and all that they need.” This aligns our strategy with our marketing slogan: “Home and mobile entertainment made easy.” The key elements of our business strategy are as follows:
      Extensive Selection of Mid- to High-End Home and Mobile Products. We concentrate on delivering our customers a complete range of home and mobile consumer electronics products. This focus differentiates us from larger format superstores and mass merchandisers, who offer a broad array of consumer electronics and non-electronics products with an emphasis on products priced at introductory price levels. Our emphasis on mid- to higher-end products positions us attractively to manufacturers seeking to sell more advanced or limited distribution products as part of their distribution strategy. Our salespeople are trained to educate our customers about new technologies, in the simplest possible terms. As a result of our mid- to higher-end product focus, a historical early adopter customer base and our extensively trained sales force, we are often among the earliest retailers to offer new product innovations. Tweeter has a long tradition of catering to the audio and/or video enthusiast, and over the last 33 years we have introduced many new technologies to the marketplace. We were among the first retailers to offer flat panel plasma and LCD televisions, DVD players, CD players, camcorders and VCRs. We will often hold a market share in new technology that is disproportionately large compared to our less than 2% share of audio and video consumer electronics retailing overall. Our share of these new and generally expensive technologies declines as the retail prices decrease and the technology becomes more familiar to a mainstream customer. In addition, we believe that our focused product offering allows for higher gross margin opportunities, appeals to a more service-conscious consumer and results in enhanced brand awareness of our regional names among members of our targeted customer group.
      In-Home Services Business. As consumer electronics products have become more sophisticated and complex, we are aware of a corresponding tendency for customers to be deterred from purchasing integrated audio/video systems because of the perceived difficulty in setting the systems up properly in their homes. We not only offer customers a broad home entertainment package, we also have a large team of in-home installation experts who can install the solution in the customer’s home.
      Exceptional Customer Service. We believe that the quality and knowledge of our sales associates is critical to our success and represents a significant competitive advantage. Our relationship-selling model encourages sales associates to promote a comfortable, trusting, low-pressure environment. We provide new sales associates with intensive classroom training and all sales associates receive ongoing training, both at the store and at our regional training centers. Our sales force receives technical product and sales training prior to our introduction of significant new products. We believe that our superior customer service has enabled us to engender long-term customer loyalty.
      Dynamic, Inviting Stores. Our stores display products in a dynamic and inviting setting intended to encourage the customer to view and hear products in sound rooms and other notional spaces architecturally and acoustically designed to simulate the customer’s home or mobile environment. The store prototype blends a colorful, comfortable lifestyle environment, with innovative and interactive product displays that enable customers to audition and compare a sample of products. Each store contains a flat panel technology showcase, which displays an extensive selection of plasma, LCD and related products, and every store contains a home theatre vignette, which showcases our home theater products.
      Everyday Competitive Pricing. We utilize an “everyday competitive pricing” strategy with fixed prices clearly marked on our products. Store managers regularly visit local competitors to ensure that our pricing remains competitive within the store’s local market.
Growth Strategy
      Our current growth strategy is to capitalize on new technologies and home installation services to drive comparable store sales. A store is included as a comparable store after it has been in operation for 12 full months from the date of opening, acquisition, remodeling or relocation. When products such as CD players, DVD players, plasma televisions, digital televisions, mobile video and satellite radio were first introduced, we were one of the first retailers to sell these products. We expect that we will continue to be among the first retailers to offer new consumer electronics products as they are developed, and continue to put considerable effort into having a knowledgeable sales team able to explain new technologies to customers. We believe that as a result we will continue to attract buyers who wish to be “early adopters” of new products.

      New Stores. We intend to open new stores and relocate a limited number of stores within existing markets in order to increase penetration and leverage regional advertising, distribution, and operating efficiencies. During fiscal 2005, we opened five stores and closed 22 stores in the following markets:

	Stores

Market	Opened	Closed

Las Vegas	1	—
Texas	1	1
Mid Atlantic	1	2
Southern California	1	3
Southeast	1	7
Phoenix	—	1
Chicago	—	2
Florida	—	6

Total	5	22

      Store closing program. In April 2005 we announced a plan to close 19 stores, which comprised about 11% of our total number of stores. These stores generated less than 5% of our gross revenue but were responsible for nearly one-third of our operating loss over the preceding 12-month period. Six of the stores were in stand-alone markets and, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. The remaining 13 stores were deemed part of continuing operations, and the costs associated with their closing were treated as a restructuring charge. Charges to discontinued operations associated with the store closing program totaled $6.3 million in 2005, while the restructuring charges associated with the remaining stores not classified in discontinued operations totaled $16.5 million. As of September 30, 2005, we had closed 18 stores and we closed the one remaining store on October 30, 2005. As of December 29, 2005, we had completed negotiations on 12 lease termination agreements or sublet agreements, were in the process of completing negotiations on two locations and had five locations remaining to be negotiated and finalized. We believe that our restructuring charge is adequate to cover costs associated with the remaining lease terminations and professional fees.
      Additionally, in the fourth quarter of fiscal 2004 we closed or committed to close eight stores, five of which were closed as of September 30, 2004 and three of which were closed during the first quarter of fiscal 2005. These eight stores are reported in discontinued operations along with the six stores mentioned above. The incremental cost related to these store closings amounted to $166,000 in fiscal 2005 and $560,000 in fiscal 2004.
Store Format and Operations
      As of September 30, 2005, we operated 159 stores, consisting of 118 Tweeter stores in New England, the Mid-Atlantic, the Southeast, Texas, Southern California, the greater Chicago area and Las Vegas; 24 Sound Advice stores in Florida; 11 hifi buys stores in the Southeast; four Showcase Home Entertainment stores in Phoenix, Arizona and two Hillcrest stores in Dallas, Texas. While our stores vary in size, the average is 11,100 square feet, with approximately 70% of our square footage devoted to selling space.
      Our store concept combines the comfort of the home environment with practical displays, enabling consumers to sample and compare the features and functions of products in various combinations. Unlike many of our competitors’ stores, which contain large, open spaces where many different audio and video products are displayed, our stores feature individual sound rooms. The sound rooms architecturally and acoustically resemble a home environment to enable the customer to see and hear how products will perform at home. These sound rooms allow the customer to listen to and compare various combinations of receivers,

CD and DVD players and speakers. In addition, each store contains a flat panel technology showcase, which displays an extensive selection of plasma, LCD and related video products, and every store contains home theatre vignettes, which showcases our home theater products. The majority of our stores have areas that feature state-of-the-art audio and video mobile systems, which serve to exhibit our mobile installation capabilities. Most stores provide mobile systems installation through on-premises installation bays.
      Stores are typically staffed with a general sales manager, an assistant sales manager, an operations manager, approximately 12 sales associates and mobile electronics installers. Some associates specialize in either in-home or mobile systems. We provide new sales associates with intensive classroom training and all sales associates receive ongoing training, both at the store and at the regional training centers. The sales force receives technical product and sales training prior to the introduction of significant new products. All stores are open seven days a week.
      Most of our store managers are compensated through base pay, commissions and monthly bonuses based on store performance. Store managers can earn a substantial portion of their annual compensation through such bonuses. Sales associates are compensated through a commission program that is based on the revenue and gross margins of products they have sold.
      Additionally, our other operations include a corporate sales division, which markets and sells to businesses, institutions and other organizations, and an Internet-based business, whose website is located at www.tweeter.com.
Merchandise
      Our stores feature home audio systems and components, mobile audio and video systems, video products such as flat-panel plasma and LCD televisions, digital projection and tube televisions, digital satellite systems, digital video recorders, DVD players and other consumer electronics products such as wireless media devices, digital media players, home audio speakers, stereo and surround sound receivers and portable audio equipment. We offer home and mobile stereo installation services and provide warranty and non-warranty repair services through all of our stores. Our in-home installation business provides design, installation and educational services in connection with new construction and home renovations, as well as for existing homes. Products provided by our in-home installation group include whole-house music systems, home theatre systems, satellite TV, Internet access systems, and touch screen controls. Our emphasis on mid- to high-end products enables us to offer limited distribution products and to be among the earliest retailers to offer new product innovations on behalf of manufacturers.
      We stock products from many suppliers, including, Alpine, Apple Computer, Bose, Boston Acoustics, Clarion, Denon, Focal, Krell, Mirage, Martin Logan, Mitsubishi, Panasonic, Philips, Pioneer, Polk, Samsung, Sapphire, Sharp, Sony, Tivoli, Velodyne and Yamaha. We seek to manage our product mix to maximize gross margin performance and inventory turns. Historically, video products have yielded lower gross margin than audio products. Total sales of video products have increased at rates faster than the increases in audio product sales during the last several years as a result of the increased customer interest in big screen televisions. Accordingly, we have enhanced our in-home installation business to increase sales of higher margin audio products and in-home services. The strategy involves training and incentive programs for sales associates to work with customers to demonstrate audio products that enhance the performance of the video products they are purchasing, so that a customer purchasing a video product is more likely to purchase an audio product as well.

      The table below lists the approximate percentage of revenue for each of our primary product categories for our fiscal years ended September 30, 2003, 2004 and 2005, respectively. The percentage of revenue represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction of new products into the market, changes in our product mix, and the timing of marketing events. The historical percentages listed below may not be indicative of revenue percentages for future periods:
Percentage of Revenue by Product

	Years Ended
	September 30,

Product Category	2003	2004	2005

Video(1)	55%	57%	55%
Audio(2)	22%	19%	18%
Mobile(3)	12%	11%	10%
Home installation labor	3%	4%	5%
All other(4)	8%	9%	12%

(1)	Includes flat-panel televisions, projection televisions, furniture, DVD recorders & players, television monitors, and other video categories.

(2)	Includes speakers, receivers, home theater and other audio categories.

(3)	Includes mobile multimedia devices, mobile installation labor, car speakers, car decks and other mobile categories.

(4)	Includes power accessories and cables, extended warranties, service labor and parts, home installation parts and other miscellaneous categories.
Purchasing and Inventory
      Our purchasing and inventory control functions are based out of our corporate offices in Canton, Massachusetts. The purchasing decisions are made by our buying team, which has primary responsibility for product selection, stocking levels and pricing. Purchasing decisions are facilitated by our information systems, which analyze stocking levels and product sell-through. The purchasing group continuously reviews new and existing products with a view towards maintaining a wide range of high quality, brand-name consumer electronics products within the product mix. In order to remain current with new and developing products, we regularly host presentations by our major suppliers. In recent years, we have traveled to the Far East to assist in product development for our class of products.
      In addition to making direct purchases, we are a member of the Progressive Retailers Organization (“PRO”) group, a volume-buying group of specialty electronics retailers across the country. This affiliation often provides us with the opportunities to obtain additional supplier rebates, product discounts and promotional products. We are not obligated to make purchases through PRO. Our Chairman also serves on the Board of Directors of PRO.
      We source products from many suppliers. Our largest supplier and our ten largest suppliers, ranked by purchasing volume, represented 19% and 78%, respectively, of our total purchases in fiscal 2005. We do not maintain long-term commitments or exclusive contracts with any particular supplier, but instead consider numerous factors, including price, credit terms, distribution, quality and compatibility within the existing product mix in making our purchasing decisions. We utilize an automatic replenishment system for store inventory, maintaining stock levels and minimizing total dollars invested in inventory. We believe that our relationships with our large suppliers are excellent and that our focused merchandising and high degree of customer service make us an important distribution channel, particularly for the introduction of new products.

      We distribute products to our stores through our regional distribution centers. The following table lists each distribution center, the region it serves and the square footage of the facility.

Distribution Center Locations	Market Served	Sq. Ft.

Canton, Massachusetts	New England	90,500
King of Prussia, Pennsylvania	Mid-Atlantic	50,000
Atlanta, Georgia	Southeast	80,800
Charlotte, North Carolina	Southeast	37,000
Houston, Texas	Houston and Austin	64,000
Dallas, Texas	Dallas	8,300
San Diego, California	Southern California and Las Vegas	106,300
Chicago, Illinois	Illinois	122,100
Pembroke Park, Florida(1)	Florida	139,900
Phoenix, Arizona	Phoenix	17,200

Total		716,100

(1)	Sq. ft. includes small facilities in St. Petersburg, Orlando and Jacksonville, Florida.
     We also have short-term arrangements to lease additional space at other facilities to meet seasonal needs. We believe that these distribution facilities are sufficient to accommodate any expansion in these markets through at least the year 2007.
Advertising and Marketing
      We target consumers seeking informed advice, products and services that result in the creation, integration and installation of home and mobile entertainment solutions. We began a shift in media strategy in fiscal 2004 and are now utilizing primarily electronic media and direct marketing to reach qualified customers and prospects. This is in lieu of newspaper ads and inserts, which are showing dramatic categorical declines as advertisers and readers move to the Internet and the variety offered by cable television. The direct marketing program consists of catalogs and direct mail to provide education on new technologies and to convey timely offers. In fiscal 2004 we allocated less than one-third of our overall advertising budget to broadcast media. In fiscal 2005 we increased this amount to over 50%. Radio advertisements are running in markets representing approximately 80% of retail store sales. The specific allocation of advertising dollars among the various types of advertising media is reviewed from time to time by management and, if necessary, adjusted to reflect our assessment of advertising results and market conditions.
      Providing competitive product pricing is a critical component of our marketing and advertising strategy. Store managers regularly visit the local competition to ensure that their store’s pricing remains competitive. This is supported by a 60-day price protection guarantee. We also offer financing to our customers through GE Money Bank and provide to our customers an annual calendar of available Tweeter and manufacturer finance offers.
Site Selection
      Our stores average approximately 11,100 square feet and are typically located in freestanding buildings or strip shopping centers within high traffic shopping areas. New store sites are selected on the basis of several factors, including physical location, demographic characteristics of the local market, proximity to superstore competitors, access to highways or other major roadways and available lease terms. We look for co-tenants that are likely to draw customers whom we would otherwise target within the site’s relevant market and believe that the proximity of superstore competitors is, on balance, a positive factor due to increased customer traffic. We lease all of our stores.

Information Systems
      We utilize a sophisticated, fully integrated mainframe based management information system for recording point-of-sale transactions, managing inventory and determining commission-based wages. Our system updates after every transaction and is accessible on a real time basis to management, sales associates and product buyers. Extensive sales reporting and sales tracking are provided real time on screen to store managers and individual sales associates. They use the system to track category sales and benchmark key sales data. This system enables management and store managers to review sales volume, gross margin and product mix on a per store or per sales associate basis, allows for the viewing of open orders, inventory value and mix and tracks sales by product category, by sales associate and by store. We provide ongoing training and support in the use of this system.
      In May 2005, we implemented a new general ledger and accounts payable system. This system interfaces with and draws data from our point-of-sale system.
Employees
      As of September 30, 2005, we had 3,359 employees, consisting of 3,298 full-time and 61 part-time employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.
Tweeter.com Website
      Our commercial website address is www.tweeter.com. Our investor relations website is www.twtr.com. We make our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 available on our www.twtr.com website as soon as reasonably practicable after we electronically file such documents with, or furnish them to, the Securities and Exchange Commission.
RISK FACTORS
      The value of an investment in our company will be subject to the significant risks inherent in our business. Investors should consider carefully the risks and uncertainties described below.
      This Annual Report contains forward-looking statements regarding our performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially from our expectations. The following is a discussion of some of the factors and risks that could contribute to those differences.
We face intense competition that could reduce our market share.
      We compete against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Best Buy and Circuit City, which sell, among other products, audio and video consumer electronics products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronics products that we sell. Certain of these competitors have substantially greater financial resources than we have, which may increase their ability to purchase inventory at lower costs or to initiate and sustain predatory price competition. In addition, the large format stores are continuing to expand their geographic markets, and this expansion may increase price competition within those markets.
We have incurred losses from continuing operations for the last four years and those losses could continue in the future.
      We have experienced losses from continuing operations for the last four years. Our net loss in 2005 amounted to $74.4 million and we used $26.7 million of cash to support operating activities. Despite efforts to improve our operations, we could incur substantial losses in the future. Our losses and the related use of cash were funded, in part, by increased borrowings under our senior secured revolving credit facility and term loans. There can be no assurance that additional indebtedness will be available to us at all or on acceptable terms.
We may need additional capital and we may not be able to obtain it on acceptable terms, if at all.
      Financing for the opening and acquisition of new stores, as well as for the improvement of existing stores, may be in the form of debt or equity or both and may not be available on terms acceptable to us, if at all. We estimate that the average cash investment for capital expenditures required to open a store is approximately $1.4 million. The actual cost of opening a store may be significantly greater than such estimates, however, and we may need to seek additional debt and/or equity financing in order to fund our continued expansion through 2006 and beyond. We have opened some stores for as little as $500,000 and some for as much as $3.6 million. The differences in cost result from the specific circumstances relating to the store opening. In some cases, we lease stores in an existing building and incur costs for leasehold improvements to convert the space to our retail format. In other cases, we might enter into a ground lease where the site is a piece of land that has to be fully developed. In connection with some of these ground leases, we have built multi-tenant facilities in which we will only occupy one of the spaces and sublet the remaining space. Additional factors vary depending on the region in which a new store is being opened, and can therefore cause a corresponding region-to-region variation in the cost of opening a new store, including the following:

•	Labor cost, regional cost of living, and the use of union or non-union labor;

•	Material cost (which can vary by state and region); and

•	General contractors’ fees and volume benefits (e.g., a contractor building more than one store).
      In addition, our ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments.
Our success depends on our ability to increase sales in our existing stores. We may not be able to do so.
      Our continued growth depends on our ability to increase sales in our existing stores. The opening of additional stores in an existing market could result in lower net sales at our existing stores in that market.
      Our ability to increase sales in existing stores may also be affected by:

•	Our success in attracting customers into our stores;

•	Not maintaining fully staffed and trained employees;

•	Our inability to keep stores stocked with the correct merchandise; and

•	Our ability to choose the correct mix of products to sell.
Our comparable sales results may fluctuate significantly.
      “Comparable store sales” is a term we use to compare the year over year sales performance of our stores. A store is included in the comparable store sales base after it is in operation for 12 full months. An acquired store is included after 12 full months from the date of acquisition. In addition, comparable store sales include Internet-originated sales. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. In 2005 we implemented a store closing program. We removed those closing stores from the comparable store sales base in May after we determined that they would close. Stores that are part of discontinued operations are also excluded from the comparable store sales base.
      A number of factors have historically affected, and will continue to affect, our comparable store sales results, including, among other factors:

•	Competition: well-established competitors with an abundance of resources may enter markets in which stores are located and provide products at lower prices. This competition may cause sales to decline from prior year sales;

•	General regional and national economic conditions: severe regional weather conditions such as floods, hurricanes or tornados, economic dislocations such as the recent sharp rise in gasoline and home-heating fuel prices, or regional business crises causing large layoffs or work stoppages may cause regional comparable store sales declines, while exceptional regional business success may cause comparable store sales increases. In addition, national economic conditions, such as a recession, may cause comparable store sales declines while favorable economic events, such as a stock market surge, may cause comparable store sales increases;

•	Consumer trends: if consumer trends shift to a new product technology, we will likely see an increase in comparable store sales;

•	Changes in our product mix: if we change our product mix to add products, eliminate products or change our emphasis on certain products, comparable store sales will be affected by such changes;

•	Timing of promotional events: if a promotional event held one year is not held the following year, then comparable store sales may be lower in the following year; and

•	New product introductions: new product introductions may increase comparable store sales by providing customers with an incentive to replace their existing systems. New product introductions may cause comparable store sales to decrease, however, if the product is a lower-priced item that replaces a higher priced product.
      Recent economic conditions make forecasting comparable store sales particularly difficult. Comparable store sales may decrease in the future. Changes in our comparable store sales results could cause the price of our common stock and profitability to fluctuate substantially.
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
      Our success depends upon the active involvement of our senior management personnel, particularly Samuel Bloomberg, Chairman of the Board, Joseph McGuire, President and Chief Executive Officer, Philo Pappas, Senior Vice President and Chief Merchandising Officer, Mark Richardson, Senior Vice President of Marketing, and Judy Quye, Senior Vice President of Sales, Operations and Installation Services. The loss of the full-time services of Messrs. Bloomberg, McGuire, Pappas, Richardson, Ms. Quye, or other members of senior management could severely disrupt our business, as we may not be able to replace them. We have employment or severance agreements with Messrs. Bloomberg, McGuire, Pappas and Ms. Quye. We have no other employment agreements with any members of our senior management team. Our Board of Directors appointed Mr. Paul Burmeister to serve as interim Chief Financial Officer on July 6, 2005, replacing Mr. McGuire, who had been Senior Vice President and Chief Financial Officer and who was then serving as interim Chief Executive Officer.
Our business is subject to quarterly fluctuations and seasonality.
      Seasonal shopping patterns affect our business. The fourth calendar quarter, which is our first fiscal quarter and which includes the Christmas holiday shopping season, has historically contributed, and is expected to continue to contribute, a significant portion of our total revenue. As a result, any factors negatively affecting us during this time of year, including adverse weather or unfavorable economic conditions, would have a materially adverse impact on our revenue and profitability for the entire year.
      More generally, our quarterly results of operations may fluctuate based upon such factors as:

•	The amount of net sales contributed by our stores;

•	The mix of consumer electronics products sold in our stores;

•	Profitability of sales of particular products;

•	Changes in volume-rebates from manufacturers;

•	Local, regional, and national economic factors, such as the price of gasoline and the price of home-heating fuels; and

•	Local weather conditions, such as hurricanes and snow storms, which result in the closure of many stores on certain days.
We may not be able to anticipate and respond to changes in consumer demand, preference and patterns.
      Our success depends on our ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer electronics products and changes in consumer demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those we sell, are affected by, among other things, prevailing economic conditions. In addition, the periodic introduction and availability of new products and technologies at price levels that generate wide consumer interest stimulate the demand for audio and video consumer electronics products. Also, many products that incorporate the newest technologies are subject to significant technological and pricing limitations and to the actions and cooperation of third parties such as television broadcasters. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products we sell would result in lost sales or lower margins due to the need to mark down excess inventory.

If any of our relationships with our key suppliers are terminated, we may not be able to find suitable replacements.
      The success of our business and growth strategy depends to a significant degree upon our suppliers, particularly our brand-name suppliers of audio and video equipment. We do not have any supply agreements or exclusive arrangements with any suppliers. We typically order our inventory through the issuance of individual purchase orders to suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our largest supplier and our ten largest suppliers, ranked by purchasing volume, represented 19% and 78%, respectively, of our total purchases in fiscal 2005. The loss of any of these key suppliers could affect our business, as we may not be able to find suitable replacements.
Suppliers may not be willing to supply products at acceptable prices.
      It is possible that we will be unable to acquire sufficient quantities or an appropriate mix of products at acceptable prices. Specifically, our ability to establish additional stores in existing markets and to penetrate new markets depends, to a significant extent, on the willingness and ability of suppliers to supply inventory at acceptable prices, and suppliers may not be willing or able to do so.
Our service marks and patents may not be effective to protect our intellectual property rights.
      Our “Tweeter etc.,” “AVi.d. Member,” “Slamfest,” “Wise Buys” and “Picture Perfect” service marks have been registered with the United States Patent and Trademark Office. We have not registered “hifi buys,” “Sound Advice” and some of our other service marks. We are aware that other consumer electronics retailers use the name “hifi buys” and “Sound Advice.” We have submitted applications for registration of some of our other service marks, which applications are currently pending. We may be unable to successfully register such service marks. In addition our service marks, whether registered or unregistered, and patents may not be effective to protect our intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future.
Anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and our shareholders’ rights plan could delay or deter a change in control.
      Our corporate charter and by-laws, as well as certain provisions of the Delaware General Corporation Law, contain provisions that may deter, discourage or make more difficult a change in control of the Company, even if such a change in control would be in the interest of a significant number of our stockholders or if a change in control would provide stockholders with a substantial premium for their shares over then current market prices. For example, our charter authorizes our Board of Directors to issue one or more classes of preferred stock, having such designations, rights and preferences as they determine.
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
      In addition, under the terms of our shareholders’ rights plan, in general, if a person or group acquires more than 20% of the outstanding shares of our common stock, all other stockholders of the Company would have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the holdings of the acquiring person or group.

Item 2.	Properties
      The following table lists the number and location of stores we operated at the end of each of the last three fiscal years, by state:

	At September 30,

	2003			2004				2005

			End of				End of			End of
State	Openings	Closings	Period	Openings	Acquisitions	Closings	Period	Openings	Closings	Period

Alabama			3				3		1	2
Arizona			5				5		1	4
California	1	1	15				15	1	3	13
Connecticut			7				7			7
Delaware			2				2			2
Florida	2	1	33	1		4	30		6	24
Georgia			14				14		4	10
Illinois		1	15				15		2	13
Maine			1				1			1
Maryland			6				6	1		7
Massachusetts			16			1	15			15
Nevada			—				—	1		1
New Hampshire			4				4			4
New Jersey			4				4			4
New York	1		2				2			2
North Carolina			4		5		9			9
Pennsylvania	1	1	14			1	13		2	11
Rhode Island			1				1			1
South Carolina	3		4				4		1	3
Tennessee	2		3		1		4	1	1	4
Texas	1	1	17				17	1	1	17
Virginia	1		4	1			5			5

Total	12	5	174	2	6	6	176	5	22	159

      Our stores range in size from 3,500 square feet to 24,000 square feet and average approximately 11,100 square feet. They include sales space, inventory storage, management offices and employee areas. All of our stores are leased. The majority of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. At the end of fiscal 2005, leases for 24 of our stores have percentage rent provisions, which range from 1.5% to 5% of gross sales in excess of certain specified sales amounts. The initial terms of our leases range from five to 25 years and generally allow us to renew for up to three additional five-year terms. The terms of our leases, including exercised renewal options, expire between December 2005 and January 2025. We currently are leasing a few locations on a month-to-month basis.
      Our corporate offices and the New England distribution and service centers are located in two owned facilities totaling 151,400 square feet in Canton, Massachusetts. In addition, we lease approximately 632,600 square feet of regional operating facilities, including distribution, service centers and offices in King of Prussia, Pennsylvania, Atlanta, Georgia, Charlotte, North Carolina, Houston, Texas, Dallas, Texas, San Diego, California, Chicago, Illinois, Pembroke Park, Florida and Phoenix, Arizona.

Item 3.	Legal Proceedings
      From time to time, we are involved in litigation in the ordinary course of our business. In our opinion, no such litigation is likely to have a materially adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the NASDAQ National Market under the symbol “TWTR.” The following table lists the high, low and last sale prices for our common stock for the last eight quarters in which our common stock was publicly traded.

Quarter Ended	High	Low	Last

September 30, 2005	$4.75	$2.26	$3.29
June 30, 2005	5.68	2.27	2.50
March 31, 2005	7.48	4.77	5.57
December 31, 2004	7.09	5.26	6.88
September 30, 2004	6.95	4.32	5.65
June 30, 2004	9.49	5.39	5.40
March 31, 2004	11.55	7.60	9.44
December 31, 2003	10.02	7.00	9.45
      The last sale price of the common stock on December 27, 2005, as reported by NASDAQ, was $5.10 per share. As of December 27, 2005, there were approximately 3,700 holders of record of our common stock.
      We do not anticipate paying any cash dividends for the foreseeable future. Please see “Liquidity and Capital Resources” below.
Recent Sales of Unregistered Securities
      None

Item 6.	Selected Financial Data (amounts in thousands, except per share and number of stores data)
      The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Certain prior-year amounts have been reclassified to conform to the current-year presentation with respect to discontinued operations.

	2001(3)	2002(4)	2003	2004(5)	2005

Statement of Operations:
Total revenue	$531,249	$763,905	$758,162	$765,280	$795,090
Cost of sales	342,233	489,007	498,355	467,721	481,436

Gross profit	189,016	274,898	259,807	297,559	313,654
Selling expenses	132,877	202,568	228,149	261,211	289,834
Corporate, general and administrative expenses	26,250	41,437	45,696	51,257	53,683
Amortization of intangibles	2,380	1,573	680	680	680
Non-cash compensation charges	—	—	1,219	5,342	76
Impairment charge	—	181,176	—	—	—
Restructuring charges	—	—	—	—	16,480

Income (loss) from continuing operations	27,509	(151,856)	(15,937)	(20,931)	(47,099)
Interest expense	(377)	(2,282)	(2,834)	(3,350)	(2,743)
Interest income	1,069	27	113	328	26
Loss on investment	(1,162)	—	—	—	—
Gain on sale of equity investments	—	—	—	—	9,857

Income (loss) from continuing operations before income taxes	27,039	(154,111)	(18,658)	(23,953)	(39,959)
Income tax expense (benefit)	10,815	(1,773)	(7,090)	(9,102)	25,036

Income (loss) from continuing operations before income from equity investments	16,224	(152,338)	(11,568)	(14,851)	(64,995)
Income (loss) from equity investments, net of tax	506	(26)	403	534	1,442

Net income (loss) from continuing operations	16,730	(152,364)	(11,165)	(14,317)	(63,553)
Discontinued operations:
Pre-tax income (loss) from discontinued operations	276	(12,904)	(802)	(6,212)	(10,800)
Income tax expense (benefit)	111	(139)	(305)	(2,360)	—

Income (loss) from discontinued operations	165	(12,765)	(497)	(3,852)	(10,800)

Net income (loss)	$16,895	$(165,129)	$(11,662)	$(18,169)	$(74,353)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.87	$(6.53)	$(0.47)	$(0.59)	$(2.59)
Loss from discontinued operations	—	(0.54)	(0.02)	(0.16)	(0.44)

Basic earnings (loss) per share	$0.87	$(7.07)	$(0.49)	$(0.75)	$(3.03)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.83	$(6.53)	$(0.47)	$(0.59)	$(2.59)
Loss from discontinued operations	0.01	(0.54)	(0.02)	(0.16)	(0.44)

Diluted earnings (loss) per share	$0.84	$(7.07)	$(0.49)	$(0.75)	$(3.03)

Weighted-average shares outstanding:
Basic	19,333	23,342	23,690	24,165	24,565
Diluted(1)	20,119	23,342	23,690	24,165	24,565
Operating Data:
Stores open at beginning of period	90	147	167	174	176
New stores opened	14	22	12	2	5
Stores acquired	43	2	—	6	—
Stores closed	—	4	5	6	22

Stores open at end of period	147	167	174	176	159
Remodeled/relocated stores	1	8	4	1	—
Comparable store sales(2)	0.6%	(3.3)%	(9.9)%	(0.8)%	1.0%
Balance Sheet Data:
Working capital	$70,478	$89,291	$86,575	$56,290	$39,154
Total assets	487,669	335,878	308,436	301,213	284,017
Long-term debt, excluding current portion	35,936	50,074	48,267	35,002	62,617
Stockholder’s equity	332,392	174,611	165,037	156,419	82,867

(1)	Diluted weighted average shares outstanding include 786 shares issuable upon exercise of stock options and warrants outstanding as of September 30, 2001, after applying the treasury stock method. Such shares are not included for fiscal years 2002, 2003, 2004 and 2005 as inclusion would be anti-dilutive.

(2)	Stores are included in the comparable store base after they are in operation for 12 full months. Acquired stores are included after 12 months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. Stores representing discontinued operations are included until the store is sold or closed. In addition, comparable store sales include Internet-originated sales.

(3)	The fiscal year 2001 data includes the results of the Douglas acquisition from October 2, 2000, the Big Screen City acquisition from May 1, 2001, the Audio Video Systems acquisition from June 1, 2001 and the Sound Advice acquisition from August 1, 2001.

(4)	The fiscal year 2002 data includes the results of the Hillcrest acquisition from March 1, 2002.

(5)	The fiscal year 2004 data includes the results of the NOW! Audio Video acquisition from July 1, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Annual Report contains forward-looking statements regarding our performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. This report, and especially this section and the section entitled “Risk Factors” contains a discussion of some of the factors and risks that could contribute to those differences.
General
      We are a leading specialty retailer of mid- to high-end audio and video consumer electronics products operating under the Tweeter, Sound Advice, hifi buys, Showcase Home Entertainment and Hillcrest names. We opened our first Tweeter store in New England in 1972. Over 33 years, we have refined our retail concept to meet the needs of consumers seeking brand name products with advanced features, functionality and performance which we sell through our highly trained, relationship-driven sales force. We believe that our effective merchandising and superior customer service have enabled us to generate substantial customer loyalty.
      Between 1996 and 2004 we acquired 11 companies within our industry, consisting of a total of 98 stores, in 11 states. We funded these acquisitions through a combination of private equity investments, debt, an initial public offering, two follow-on offerings and the issuance of common stock.
      Over the past several years we have expanded our corporate infrastructure, including the addition of senior executives in our merchandising, marketing and retail operations functions, to strengthen our management team now responsible for supporting a larger business.
      In May 2003 we engaged RetailMasters, LLC (“RetailMasters”), a consulting company hired to aid in the development of tools and methods to drive improvements in several areas, including supply chain, sales development and store level operating disciplines. Our goal is to become “best in class” in these foundational areas. During fiscal 2004, together with RetailMasters we accomplished supply chain initiatives that allowed us to improve our inventory management.
      In 2005 we made a significant investment in new financial systems, acquiring and implementing a new general ledger and accounts payable system, which we expect will enhance our financial controls.
      Acquiring so many businesses over a nine-year span, as described above, resulted in disparate business processes during and following the acquisition periods. During the course of fiscal 2003 and continuing into fiscal 2004, we worked on establishing one common set of standards wherever practical. We made great strides toward achieving this goal during these two years but we ultimately concluded that certain stores were failing to fit our core operating strategy or meet our profit objectives. Accordingly, in the fourth quarter of fiscal 2004 we closed or committed to close eight stores that had a different business model than our core operating strategy and in the third quarter of 2005 we announced our intentions to close an additional 19 stores due to their poor operating results. By the end of fiscal 2005 we had closed all of those stores except one, which we closed on October 30, 2005.
      Our expansion plans will be limited until we feel that we are returning to operating profit levels we have achieved in the past (excluding our goodwill impairment charge in fiscal 2002, fiscal 2003 marked the first operating loss at Tweeter in more than ten years.) Nevertheless, in January of 2005 we opened a new prototype store in Las Vegas that we believe could be important to our future growth plans. Designed in a home-like setting, the store’s showroom allows consumers to experience entertainment in notional living room, kitchen, bedroom, bathroom, sports bar, home theater, office and outdoor settings, featuring systems specially designed and configured for enjoying sports, movies and music at home. Initial results from this new store have been encouraging and during fiscal 2006 we intend to continue testing this concept by applying certain aspects of this store in ten locations in other parts of the country. We intend to open three new stores utilizing the full prototype model, convert four existing stores to the full prototype model and convert just the operating procedures in three other existing stores, without investing any capital to physically remodel them.

      Toward the end of 2005 we reported a turnaround in our comparable store sales. In the fourth quarter of fiscal 2005 we generated a broad-based comparable store sales increase of 10%, with nine of our 11 sales regions experiencing comparable store sales growth. This performance allowed us to register a comparable store sales increase of 1% for the full year. As advanced televisions are becoming more affordable and HDTV content is becoming more available we feel that we are well positioned to take advantage of these trends. Accordingly, we increased our inventory for the Christmas holiday shopping season earlier than usual to prepare for what we hope will be a strong season.
Results of Operations
      The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of earnings for the fiscal periods shown below:

	Years Ended September 30,

	2003	2004	2005

Total revenue	100.0%	100.0%	100.0%
Cost of sales	65.7%	61.1%	60.6%
Gross profit	34.3%	38.9%	39.4%
Selling expenses	30.1%	34.1%	36.5%
Corporate, general and administrative expenses	6.0%	6.7%	6.8%
Restructuring charges	0.0%	0.0%	2.1%
Interest expense	0.4%	0.4%	0.3%
Gain on sale of equity investments	0.0%	0.0%	1.2%
Income from equity investments, net of tax	0.1%	0.1%	0.2%
Net loss from continuing operations	(1.5)%	(1.9)%	(8.0)%
Fiscal 2005 as Compared to Fiscal 2004
      Total Revenue. Our total revenue includes delivered merchandise, home installation labor, commissions on service contracts sold, completed repair service work, direct business-to-business sales, delivery charges and Internet-originated sales. We use the term “comparable store sales” to compare year-over-year sales performance of our stores. We include a store in our comparable store sales after it has been in operation for 12 full months, while we include an acquired store after 12 full months from the acquisition date. In addition, comparable store sales include Internet-originated sales. We exclude remodeled or relocated stores from our comparable store sales until they have been operating for 12 full months from the date we completed the remodeling or the date the store re-opened after relocation. In 2005 we implemented a store closing program. We removed those closing stores from the comparable store sales base in May after we determined that they would close. Stores that are part of discontinued operations are also excluded from the comparable store sales base.
      Our total revenue from continuing operations increased $29.8 million, or 3.9%, to $795.1 million in the year ended September 30, 2005 from $765.3 million for the year ended September 30, 2004. The increase was primarily the result of revenues from new and acquired stores of $30.9 million, of which $13.3 million related to the NOW! Audio Video acquisition that occurred on July 1, 2004. In addition, comparable store sales increased $7.8 million, or 1.0%. The increase in revenue was partially offset by a $5.2 million reduction in sales associated with direct business-to-business sales and a $4.8 million reduction in sales related to closed stores. Within our video category, we experienced a significant increase compared to the prior year in sales from plasma TVs, LCD TVs and furniture, which largely offset a decline in sales from TV monitors, projection TVs, camcorders and DVD equipment. We experienced a decline in sales compared to the prior year from our audio and mobile categories. Our home installation business grew sharply and home installation labor revenue increased to 5.1% of total revenue, compared to 3.6% of total revenue in the previous year.
      Cost of Sales and Gross Profit. Our cost of sales includes merchandise costs, delivery costs, distribution costs, home installation labor costs, purchase discounts and vendor allowances. Our cost of sales related to continuing operations increased $13.7 million, or 2.9%, to $481.4 million in the year ended September 30, 2005 from $467.7 million in the year ended September 30, 2004. Our gross profit increased $16.1 million, or 5.4%, to $313.7 million in the year ended September 30, 2005 from $297.6 million for the year ended September 30, 2004. Our gross profit percentages for the years ended September 30, 2005 and 2004 were 39.4% and 38.9%, respectively. This increase was primarily related to higher contribution from home installation labor and parts, plasma and LCD TVs, cables, remote control devices and furniture. We were also able to reduce the adverse impact of discount coupons on our gross profit. These increases were partially offset by lower contribution from projection TVs, TV monitors, DVD equipment and audio speakers and receivers.
      Selling Expenses. Our selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses and credit card fees. Our selling expenses increased $28.6 million, or 11.0%, to $289.8 million for the year ended September 30, 2005 from $261.2 million for the year ended September 30, 2004. As a percentage of total revenue, selling expenses increased to 36.5% for the year ended September 30, 2005 from 34.1% in the prior year period. The percentage increase was attributable to several factors. Payroll and fringe benefits expenses rose $9.0 million, driven by increased sales and a larger support staff associated with our growing in-home installation business. Advertising costs increased $5.0 million due to an increase in the number of advertising initiatives. Insurance expense increased $3.0 million due to an increase in our workers compensation self-insurance expenses. Bank and credit cards fees increased $2.7 million, reflecting our increase in sales and the increase in interest rates. Occupancy expense increased $2.1 million, primarily due to increases in rent and real estate taxes. Our depreciation expense increased $2.2 million as we began adding more displays in our stores. Vehicle expenses rose by $1.3 million, largely associated with increases in fuel prices and additional vehicles required to support our growing in-home installation business. Utility costs increased by $1.1 million, primarily due to increases in telephone costs.
      Corporate, General and Administrative Expenses. Our corporate, general and administrative expenses include the costs of our finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Our corporate, general and administrative expenses for the year ended September 30, 2005 increased $2.4 million, or 4.7%, to $53.7 million from $51.3 million for the year ended September 30, 2004. As a percentage of total revenue, corporate, general and administrative expenses increased to 6.8% for the year ended September 30, 2005 from 6.7% for the year ended September 30, 2004. The biggest single increase was in professional fees, which were up $1.7 million, largely due to increased spending on Sarbanes-Oxley compliance efforts.
      Amortization of Intangibles. Amortization of intangibles was $680,000 for the years ended September 30, 2005 and 2004.
      Non-cash compensation charges. We incurred non-cash compensation charges of $76,000 and $5.3 million for the years ended September 30, 2005 and 2004, respectively. The expense in fiscal 2005 is attributable to equity-based executive compensation arrangements. In fiscal 2004, $5.0 million is attributable to the value of warrants issued to RetailMasters, LLC and $332,000 represents other equity-based compensation arrangements.
      Restructuring charges. In 2005 we incurred restructuring charges totaling $16.5 million associated with the closing of 13 stores described above that are in continuing markets. Our restructuring charges included $8.1 million for lease termination fees and other related charges, $1.8 million for professional fees related to lease termination negotiations and inventory liquidation, $0.3 million for severance costs and a non-cash charge of $6.3 million related to the write-down of leasehold improvements and lease adjustments.
      Interest Income. Our interest income decreased to $26,000 for the year ended September 30, 2005 compared to $328,000 for the year ended September 30, 2004. During the year ended September 30, 2004, we received $300,000 of interest income from suppliers associated with pre-payments we made to secure inventory purchases. There was no such income received during the year ended September 30, 2005.

      Interest expense. Our interest expense was $2.7 million for the year ended September 30, 2005 compared to interest expense of $3.4 million for the year ended September 30, 2004. The decrease was primarily due to a reduction in amortization expense associated with loan financing costs.
      Gain on Sale of Equity Investment. We realized a gain on sale of equity investment of $9.9 million for the year ended September 30, 2005. On May 4, 2005, we sold 68,750 shares, representing 25% of our total investment, in Tivoli Audio, LLC (“Tivoli”) for $10.3 million. The transaction decreased our total ownership in Tivoli from 25% to 18.75% after completion of the sale.
      Income Tax Expense (Benefit). We are required to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2005, we have provided a full valuation allowance of approximately $45.9 million related to net federal and state deferred tax assets. The effective tax rate (benefit) for the years ended September 30, 2005 and 2004 was 50.8% and (38.0%), respectively. In 2005 we recorded tax expense of $25.0 million, $22.3 million of which related to the establishment of a full valuation allowance on net federal and state deferred tax assets established prior to 2005 and the balance of which related to further adjustments of our tax asset and liability accounts. We provided a valuation allowance on the tax benefit related to the 2005 operating loss because of the uncertainty of realization of such benefit.
      Income from Equity Investment, Net of Tax. Our income from equity investment, net of tax increased to $1.4 million for the year ended September 30, 2005 from $0.5 million for the year ended September 30, 2004, reflecting the increased profitability of Tivoli.
      Discontinued Operations. In the third quarter of fiscal 2005 we closed or committed to close six stores classified as discontinued operations. In the fourth quarter of fiscal 2004 we closed or committed to close eight stores classified as discontinued operations. The decision to exit these stores was primarily related to poor operating results. Prior year information has been reclassified to conform to current year presentation. Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $11.1 million and $26.6 million for the years ended September 30, 2005 and 2004, respectively. The revenue in 2005 from discontinued operations was lower than in 2004 because eight of the 14 stores classified as discontinued operations were closed by early 2005 whereas all 14 were open for nearly all of 2004.
Fiscal 2004 as Compared to Fiscal 2003
      Total Revenue. Our total revenue from continuing operations increased $7.1 million, or 0.9%, to $765.3 million in the year ended September 30, 2004 from $758.2 million for the year ended September 30, 2003. The increase was primarily the result of revenue from new and renovated stores of $5.1 million, of which $3.3 million related to acquisitions, as well as a $5.4 million increase in insurance replacement and corporate sales. This was offset by a decline in comparable store sales from continuing operations of $4.6 million, or 0.7%, and closed stores of $2.0 million. Home installation labor revenue as a percentage of revenue increased during the year ended September 30, 2004 from 2.8% to 3.5%.
      Cost of Sales and Gross Profit. Our cost of sales related to continuing operations decreased $30.7 million, or 6.1%, to $467.7 million in the year ended September 30, 2004 from $498.4 million in the year ended September 30, 2003. Our gross profit increased $37.8 million, or 14.5%, to $297.6 million in the year ended September 30, 2004 from $259.8 million for the year ended September 30, 2003. Our gross profit percentages for the years ended September 30, 2004 and 2003 were 38.9% and 34.3%, respectively. The increase in gross profit percentage is due primarily to the fact that Emerging Issues Task Force (“EITF”) 02-16 was effective for the entire year in fiscal 2004, in comparison to only the last nine months in fiscal 2003. The amount of reimbursement received after January 1, 2003 upon the adoption of EITF 02-16 that was treated as a reduction of cost of goods sold but which would have been recorded as a reduction of advertising expenses prior to EITF 02-16 amounted to $11.1 million for the fiscal year ended September 30, 2003. For the year ended September 30, 2004 this amount was $35.7 million. In addition, fiscal 2003 produced a lower than normal gross margin due to a variety of factors, including (i) the fact that, in 2003, we undertook a concerted effort to reduce open box and discontinued inventory, which required much higher levels of markdown than usual, (ii) a reduction in suppliers’ program funds, due in part, to the fact that the we continued to miss stretch goals throughout fiscal 2003.
      Selling Expenses. Our selling expenses increased $33.1 million, or 14.5%, to $261.2 million for the year ended September 30, 2004 from $228.1 million for the year ended September 30, 2003. As a percentage of total revenue, selling expenses increased to 34.1% for the year ended September 30, 2004 from 30.1% in the prior year period. The percentage increase was primarily attributable to the fact that EITF 02-16 was effective for the entire year in fiscal 2004 in comparison to only the last nine months in fiscal 2003. The adoption of EITF 02-16 requires that vendor allowances associated with the purchase of inventory, which were previously recorded as a reduction of selling expenses, be treated as a reduction of cost of goods sold. In addition, our compensation and occupancy costs increased in fiscal 2004.
      Corporate, General and Administrative Expenses. Our corporate, general and administrative expenses for the year ended September 30, 2004 increased $5.6 million, or 12.2%, to $51.3 million from $45.7 million for the year ended September 30, 2003. As a percentage of total revenue, corporate, general and administrative expenses increased to 6.7% for the year ended September 30, 2004 from 6.0% for the prior year period. The increase was primarily due to increases in professional and consulting fees, compensation and miscellaneous expenses. Professional fees were up $4.3 million due to payments to consultants and other professional fees. Compensation increased by $2.4 million, due in part to the addition of a number of key senior executives and supply chain merchandising staff during fiscal 2004. Also, expenses increased $1.4 million due to hurricane damage as well as costs related to closing locations. These were offset by an $800,000 reduction in bad debt expense and a $700,000 reduction in utilities, as well as other minor changes.
      Amortization of Intangibles. Amortization of intangibles was $680,000 for the years ended September 30, 2004, and 2003.
      Non-cash compensation charges. We incurred non-cash compensation charges of $5.3 million and $1.2 million for the years ended September 30, 2004 and 2003, respectively. In fiscal 2004, $5.0 million is attributable to the value of warrants issued to RetailMasters, LLC, a consulting company hired to aid in the development of tools and methods to drive supply chain improvements. In addition, for the years ended September 30, 2004 and 2003, $332,000 and $1.2 million, respectively, represents other equity-based compensation arrangements.
      Interest Income. Our interest income was $328,000 for the year ended September 30, 2004 compared to $112,000 for the year ended September 30, 2003. The increase is mainly due to interest income paid by suppliers on prepayments to secure inventory purchases. In addition, there was $25,000 of interest income received for both overpayments on federal income taxes and interest accrued on construction escrow deposits for the year ended September 30, 2004.
      Interest Expense. Our interest expense was $3.4 million for the year ended September 30, 2004 compared to interest expense of $2.8 million for the year ended September 30, 2003. This fluctuation is due primarily to the increased average level of borrowings on our revolving credit agreement during the year ended September 30, 2004.
      Income Tax Expense (Benefit). The effective tax rate (benefit) for the years ended September 30, 2004 and 2003 was (38.0%).
      Income from Equity Investment, Net of Tax. Our income from equity investment, net of tax increased to $0.5 million for the year ended September 30, 2004 from $0.4 million for the year ended September 30, 2003, reflecting the increased profitability of Tivoli.
      Discontinued Operations. In the fourth quarter of fiscal 2004, we closed, sold or committed to close eight stores. We completed the store closures by December 31, 2004. The incremental cost related to these store closings amounted to $560,000. We incurred $166,000 of additional incremental costs related to these store closings in fiscal 2005. Prior year information has been reclassified to conform to current year presentation. Revenue from the closed stores, including six additional stores closed in 2005, amounted to $26.6 million and $28.8 million for the years ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources
      In each of the last four fiscal years we have experienced losses from continuing operations. Further, in 2005, $26.7 million cash was used in operating activities. The losses have been funded principally by cash from bank borrowings, proceeds from the sale of a portion of our Tivoli investment (in 2005 only), the sale and leaseback of facilities and improved management of inventories and receivables. In order to return to profitability and positive cash flows from operations, we have restructured our organization, closed under-performing stores, improved our supply chain initiatives and invested in our information technology infrastructure. There can be no assurance that these initiatives will result in a return to profitability and positive cash flow.
      Our cash needs are primarily to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores, remodeling or relocating older stores and to fund operating losses in recent years.
      Our net cash used in operating activities was $26.7 million for the year ended September 30, 2005. We incurred a net loss of $74.4 million in the year, although $55.9 million of our net loss was for non-cash charges consisting of $25.0 million for depreciation and amortization, $22.3 million for the write-off of our deferred income tax provision and $9.0 million for an impairment charge related to our closing of 19 stores during the year. We believe that we have opportunities to improve our cash from operating activities in 2006 by improving our profitability, reducing our accounts receivable and increasing our inventory turnover.
      Our net cash used in investing activities for the year ended September 30, 2005 was $9.2 million. Approximately $22.4 million was used to purchase property and equipment, which was partially offset by $10.2 million in proceeds from sale of equity investments. Capital expenditures were approximately $10.6 million for real estate projects, most of which was spent to open five new stores, $5.3 million for systems projects, including our new general ledger and accounts payable system and $4.9 million was used on other store-related capital projects, approximately half of which was spent on display fixtures. Capital expenditures for the next twelve months are projected to be $25.0 million, including $7.5 million to remodel and renovate existing stores, $5.0 million for new stores, $5.0 million for information technology, $3.0 million for vehicles to support our expanding home installation business and distribution centers, and $4.5 million for all other capital expenditure programs.
      Our net cash provided by financing activities for the year ended September 30, 2005 was $34.4 million. Proceeds of long-term debt were $27.6 million and the increase in the short-term portion of long-term debt was $6.1 million.
      Our senior secured revolving credit facility (“credit facility”), as amended July 25, 2005, provides for up to $90 million in revolving credit loans and $13 million in term loans. The credit facility is secured by substantially all of our assets and contains various covenants and restrictions, including that: (i) we cannot create, incur, assume or permit additional indebtedness, (ii) we cannot create, incur, assume or permit any lien on any property or asset, (iii) we cannot merge or consolidate with any other person or permit any other person to merge or consolidate with us, (iv) we cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) we cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) we cannot declare or make any restricted payments, which includes any dividend or certain other distributions. Borrowings are restricted to applicable advance rates based principally on eligible receivables, inventory and real estate values, reduced by a $5 million reserve, a portion of customer deposits and outstanding letters of credit. At September 30, 2005, $15.3 million was available for future borrowings. The facility expires on April 1, 2008.
      The interest rate on our revolving credit loans ranges from 1.5% to 2% over LIBOR or 0% over the prime rate, depending on our commitment at various dates during the course of the agreement. In addition, there is a commitment fee of 0.25% for the unused portion of the line. Our term loans are in two tranches — Tranche A-1 and Tranche B. The Tranche A-1 term loan is for $5 million at an interest rate of either 0.75% over the prime rate or 3.00% over LIBOR, whichever rate we choose. The Tranche B term loan is for

$8 million at an interest rate of 4.00% over the prime rate or 10.00%, whichever is greater. Neither term loan will require any scheduled principal payments until maturity.
      Our weighted-average interest rates on all outstanding borrowings for the years ended September 30, 2005 and 2004 were approximately 5.1% and 3.7%, respectively.
      The following table lists our contractual obligations at September 30, 2005:

	Payments Due by Period

		Within	Within	Within	After
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt, including interest(1)	$72,933,304	$4,119,719	$68,813,585	$—	$—
Capital lease obligations	1,930	1,743	187
Operating leases
Real estate	300,692,416	36,957,328	68,747,980	62,325,807	132,661,301
Vehicles	2,557,097	934,658	891,327	472,663	258,449
Name in title sponsorships	14,062,500	3,350,000	5,825,000	3,950,000	937,500

Total	$390,247,247	$45,363,448	$144,278,079	$66,748,470	$133,857,250

(1)	Interest was estimated through April 1, 2008, the maturity date of the debt, assuming borrowing levels and interest rates as of September 30, 2005.
     In addition, at September 30, 2005 we had outstanding purchase orders totaling $10,877,949 for the acquisition of inventory that was scheduled for delivery after September 30, 2005. We are also obligated to certain officers under employment and severance agreements in the event such officers were to be terminated without cause.
      We believe that our existing cash, together with cash generated by operations and available borrowings under our credit facility, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. Furthermore, due to the seasonality of our business, our working capital needs are significantly higher in the fiscal first and second quarters and there is the possibility that this could cause unforeseen capital constraints in the future. Within our credit facility, there is an option during our peak holiday season buying periods to have more availability on our credit line to meet these needs.
Impact of Inflation
      We do not believe that inflation has had a material adverse effect on our results of operations. However, we cannot predict accurately the effect of inflation on future operating results.
Seasonality
      Our business is subject to seasonal variations. Historically, we have realized a significant portion of our total revenue and net income for the year during the first and second fiscal quarters, with a majority of net income for such quarters realized in the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have an adverse effect on our revenue and our ability to generate a profit. Our quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates or changes in cooperative advertising policies from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

Critical Accounting Policies
      Presented below is a discussion about our application of critical accounting policies that require us to make assumptions about matters that are uncertain at the time the accounting estimate is made, and where different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Management has identified the following accounting estimates as critical for Tweeter, and will discuss them separately below: allowance for doubtful accounts, inventory obsolescence provision, income tax accruals, self-insurance reserves, and deferred cash discounts, volume rebates and coop advertising.
      Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure relating to it in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Allowance for Doubtful Accounts Reserve
      Most of our accounts receivable are due from our suppliers and less than 15% are due from retail customers. Our net accounts receivable balance at September 30, 2005 of $28.2 million constitutes 9.9% of our total assets and our allowance for doubtful accounts reserve of $1.4 million is 5.0% of gross accounts receivable. We increased the reserve to $1.4 million at September 30, 2005 from $475,000 at September 30, 2004 as we fell behind in our collection efforts due to the support required to implement our new financial system.
      We categorize our accounts receivable by business type and estimate our allowance for doubtful accounts reserve using four aging classifications: current, 31-60 days, 61-90 days and over 90 days. For each business type, based on the amounts in each aging category, we apply a percentage to determine the amount of the reserve to be applied to each category. If a further review of a business type shows that this methodology needs to be adjusted, the percentage of reserve is adjusted accordingly.
      Estimating an allowance for doubtful accounts requires significant management judgment. It is possible that doubtful accounts write-offs could increase significantly in the future. We have historically estimated our allowance for doubtful accounts as a percentage of the aging categories, which could differ materially if the historical trend changed. In addition, different reserve estimates that we reasonably could have used would have had a material impact on our reported accounts receivable balance and thus would have had a material impact on the presentation of the results of operations. For those reasons, and in view of the fact that our accounts receivable balance is 9.9% of our total assets at September 30, 2005, we believe that the accounting estimate related to doubtful accounts is a critical accounting estimate.
Inventory Obsolescence Reserve
      Inventory represents $111.5 million, or 39.3% of our total assets at September 30, 2005. Our profitability and viability are highly dependent on the demand for our products. An imbalance between purchasing levels and sales could cause rapid and material obsolescence, and loss of competitive price advantage and market share. We believe that our product mix has provided sufficient diversification to mitigate this risk. At the end of each reporting period, we reduce the value of our inventory by our estimate of what we believe to be obsolete, and we recognize an expense of the same amount, which is included in cost of sales in our consolidated statement of operations.
      In our industry, merchandise models change periodically. When we replace an item in our assortment we reclassify the old model into a discontinued category. Generally, we attempt to sell these discontinued models at standard retail prices. In estimating our obsolescence reserve, we analyze the sales of discontinued merchandise by department and determine what profit or loss was recorded in the quarter. If product of the discontinued department is sold for below cost during the quarter, then we apply that negative percentage to the value of the inventory on hand as of the balance sheet date. In addition to this reserve we also identify the selling costs to be incurred in the sale of such discontinued inventory and add that to this obsolescence reserve.

We also evaluate the obsolescence of our service parts inventory based on the aging of this inventory. We apply a percentage to each aging category in order to determine the reserve amount.
      As a result of a combination of the factors described above, we have reduced our net inventory value to reflect our estimated amount of inventory obsolescence. Our inventory obsolescence reserve at September 30, 2005 is $2.7 million, compared to $2.3 million at September 30, 2004. The increase in our reserve reflects an earlier conversion to new items in our fall inventory assortment than in the prior year. Had we not done so, our discontinued inventory and our reserve for obsolete inventory would have been lower at September 30, 2005 than at September 30, 2004. It is also possible that obsolescence could rapidly become a significant issue in the future. In addition, different reserve estimates that we reasonably could have used would have had a material impact on our reported net inventory and cost of sales, and thus would have had a material impact on the presentation of our results of operations. For those reasons, we believe that the accounting estimate related to inventory obsolescence is a critical accounting estimate.
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
      SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2005, we evaluated our recorded deferred tax assets and determined that it was more likely than not that we would not realize the deferred tax benefits related to those assets. Accordingly, we provided a full valuation allowance. We based that determination, in part, on our trend of continuing losses and consideration of store closings. We provided a valuation allowance of approximately $45.9 million related to net federal and state deferred tax assets as of September 30, 2005 based on our valuation at that time. In future periods we will re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary. Further, based on our recent history of operating losses, we did not provide any tax benefit on the 2005 losses.
Self-Insurance Reserves
      We are self-insured for workers’ compensation, auto/garage, general liability insurance and medical/dental benefits and evaluate our liability estimate on a quarterly basis based on actuarial information and experience. Historical claims are reviewed as to when they are incurred versus when they are actually paid and an average claims lag is determined. Once the average historical lag is determined, it is applied to the current level of claims being processed. Management believes, and experience has confirmed, the underwriting cost reductions outweigh the financial risk incurred by self-insurance of workers’ compensation, auto/garage, general liability and medical/dental benefits. Accounting standards require that a related loss contingency be recognized in our consolidated balance sheet.
      We determined that the total future liability related to claims that have already been incurred but have not been billed is $5.4 million compared to our estimate last year of $3.3 million. Most of this increase was due to a refinement in the estimation of the average historical lag described above.
      We believe that the accounting estimate related to assessment of future liability for current insurance claims is a critical accounting estimate because it is highly susceptible to change from period to period due to the requirement that our management make assumptions about future costs of claims based on historical costs.
Deferred Cash Discounts, Volume Rebates and Coop Advertising
      We receive cash discounts for timely payment of merchandise invoices and recognize these amounts in our statement of operations upon the sale of the inventory. The amount of the deferral for discounts received but not yet recognized in income is $2.5 million as of September 30, 2005, compared to $2.2 million as of September 30, 2004 and is classified as a reduction in gross inventory in the consolidated balance sheet.
      We also receive substantial funds from our suppliers for volume rebates and coop advertising. These funds can be earned in two ways; the first is based on levels of inventory purchases and the second is based on performance of specific advertising activities. Amounts earned based on levels of inventory purchases are recognized in the statement of operations based on when the inventory from each supplier is sold. Amounts earned based on performance of specific advertising activities are recognized in the statement of operations as these activities are performed. The amount of the deferral for amounts received related to levels of inventory purchases is $14.7 million as of September 30, 2005, compared to $10.9 million as of September 30, 2004. No amounts were deferred as of September 30, 2005 for specific advertising activities as we did not have any unfulfilled obligations in relation to cash received prior to the year-end.
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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). Statement 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. Statement 123(R) is effective for periods beginning after June 15, 2005. We will adopt Statement 123(R) on October 1, 2005 as required. We have chosen the Modified Prospective Application (“MPA”) method for implementing Statement 123(R). Under the MPA method, new awards will be valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of October 1, 2005 will be recognized as compensation cost over the remaining requisite service period. Prior periods will not be restated.
      Adoption of Statement 123(R) will not affect our cash flow or financial position, but it will reduce our reported net income and earnings per share. Adopting Statement 123(R) will result in our recording compensation cost for employee stock options and employee share purchase rights.
      On September 30, 2005, our Board of Directors approved the full acceleration of the vesting of each otherwise unvested outstanding stock option granted under our 1995 and 1998 Stock Option and Incentive Plans and our 2004 Long Term Incentive Plan for those grants whose strike price was higher than the closing market value of a share of our common stock on that date. As a result, options to purchase approximately 867,000 shares, including approximately 374,000 options held by our executive officers and directors became immediately exercisable, effective as of September 30, 2005.
      The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statements of operations upon the effectiveness of Statement 123(R). As a result of the acceleration, stock option expense will be reduced by approximately $2.0 million in 2006, $653,000 in 2007 and $63,000 in 2008.
      In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The adoption of FIN 47 in the first quarter of fiscal 2006 is not expected to have a material effect on our consolidated results of operations and financial position.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk
      The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates, principally related to our borrowings. We do not enter into financial instruments for trading purposes.
      At September 30, 2005, we had $71.9 million of variable rate borrowings outstanding under our revolving credit facility and term loans. A hypothetical 10% change in interest rates for this variable rate debt, based on the September 30, 2005 balances outstanding, would have an annual impact on our interest expense of approximately $467,000.

Item 8.	Financial Statements and Supplementary Data
      The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9a.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), as of September 30, 2005. Based on such evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that because of the material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of that date. To address the deficiencies described below, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.
      Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, including the principal executive officer and principal financial officer, was unable to complete an assessment of its internal control over financial reporting as of September 30, 2005, which it had been conducting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). While management did not complete its assessment of the effectiveness of internal control over financial reporting, management has identified certain control deficiencies that represent material weaknesses (as defined in the Public Company Accounting Oversight Board Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements) at September 30, 2005.
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, the Company did not maintain effective controls over the financial reporting process because of the weaknesses described below.

      The weaknesses identified in internal control over financial reporting are largely the result of the Company (i) having insufficient resources in the accounting and finance function, and (ii) implementing a new Enterprise Resource Planning (“ERP”) system in the third quarter of fiscal 2005. Due to the recent implementation of the ERP system, the Company had an insufficient amount of time in fiscal 2005 to develop, implement and test internal controls and related procedures associated with the new system that supports financial reporting. The ERP system was implemented by the Company to improve the quality, timeliness and accuracy of information available to management to make decisions, to operate the business and to improve the information available to facilitate financial reporting, and management believes that these benefits will be realized in due time. The material weaknesses caused by the aforementioned conditions were as follows:
      Insufficient Staffing in Accounting and Finance, Leading to an Ineffective Control Environment. The Company did not have a sufficient number of personnel with the necessary expertise within its accounting and finance function. The lack of sufficient staff did not allow the Company to maintain an effective internal control environment. Specifically, management concluded that the Company did not have adequate internal controls in the following areas for the purposes of establishing, maintaining and communicating its control environment: (i) adequate segregation of duties, and (ii) an adequate monitoring program, including the full testing of its internal control systems. These deficiencies in the control environment also contributed to the Company’s inability to complete its documentation of controls by the as of date September 30, 2005, and to complete its testing of the design and operation of all controls within its internal control over financial reporting.
      Ineffective Controls over the Financial Close and Reporting Process. The Company’s design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies include its ability to prepare interim and annual financial statements on a timely basis, inconsistent review and analysis of journal entries and of non-routine transactions, as well as inadequate controls over spreadsheets used in the preparation of journal entries. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, management has concluded that, in the aggregate, these deficiencies in internal control result in a more than remote likelihood that an error would not have been prevented or detected, and therefore constitute a material weakness.
      Ineffective Controls over Spreadsheets Used in the Financial Close and Reporting Process. The Company did not maintain adequate access control over spreadsheets used in the financial reporting process. Among other areas, spreadsheets are utilized in preparing the Company’s period-end consolidation, to support areas of significant estimate and judgment in the financial statements, to accumulate information for footnote disclosures and to analyze balance sheet and income statement amounts. Inadequate change management and access controls were in place or such control processes lacked formal documentation to prevent unauthorized access to these spreadsheets. This control deficiency results in more than a remote likelihood that a misstatement of the Company’s financial statements might not be prevented or detected, and therefore constitutes a material weakness.
      Lack of Documentation of Controls over Reporting of Sales and Inventory Data. At September 30, 2005, the Company identified a number of deficiencies with respect to the documentation of controls surrounding sales and inventory data. Specifically, documentation of reviews of price changes, of weekly store cycle counts and of certain shipping and receiving documents were not consistently in place. In the aggregate, these control deficiencies result in a more than remote likelihood that a misstatement of the Company’s financial statements might not be prevented or detected, and therefore constitute a material weakness.
      Ineffective Control over Payroll Processing. The Company did not maintain adequate controls over access to and the maintenance of the payroll master files, including the consistent review of changes made and the documentation to support such review. In addition, the Company did not maintain adequate controls to ensure the accurate collection and approval of bi-weekly payroll data. Specifically, validation of time clock data is not performed effectively and the resolution of errors and issues that were identified during the review process was not performed on a consistent basis. Further there was not adequate segregation of duties relating to the reconciliation of the bi-weekly payroll data collected internally to the information entered into the payroll data processing system, or adequate management level review to mitigate such lack of segregation of duties. In the aggregate, these deficiencies result in more than a remote likelihood that a misstatement of the Company’s financial statements might not be prevented or detected, and therefore constitute a material weakness.
      As a result of management’s incomplete assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, Deloitte & Touche LLP, our independent registered public accounting firm, was unable to perform auditing procedures necessary to form an opinion on management’s assessment and did not express an opinion on management’s assessment and expressed an adverse opinion on the effectiveness of internal control over financial reporting.
      Changes in Internal Control over Financial Reporting. The Company’s management, including the Chief Executive Officer and interim Chief Financial Officer, discussed the material weaknesses described above with the Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, the Company has taken the following actions regarding internal control over financial reporting:

•	The Company is in the process of adding resources to its accounting and finance staff. One person has been recently added to the finance and accounting staff and the Company is actively recruiting other staff with financial reporting and internal control expertise. The Company expects to add an adequate number of experienced finance and accounting personnel to eliminate the delays in the financial statement preparation and other issues that have occurred in the past. In addition, training of the finance and accounting staff will be formalized and enhanced. The Company has also engaged outside consultants to augment its staff and to add internal control expertise.

•	The Company implemented a new ERP system in May 2005, specifically to address the control issues inherent in its historical systems and processes. The Company continues to implement additional controls and processes inherent in that system to improve controls over financial reporting. As the Company gains experience in utilizing the new ERP system, the control environment continues to improve. In 2006, it is expected that the Company will have tested the controls inherent in its ERP system to address certain of the material weaknesses cited above.

•	The Company has re-emphasized to store, distribution center, and corporate personnel the importance of controls surrounding the accurate and timely reporting and approval of information to the corporate office, and has begun a program of education and audit to ensure that these controls are understood and uniformly applied. This re- emphasis, when combined with the new ERP functionality, is expected to eliminate certain of those weaknesses cited above.

•	The Company has taken steps to correct weaknesses relating to system access, segregation of duties, supervisory controls, and control over spreadsheets. In 2006, it will continue to enhance, test, and refine these controls.
      Notwithstanding the assessment that our system of internal controls over financial reporting is ineffective and the list of material weaknesses identified above, management believes that our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2005 as filed with the SEC fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects, and the Company has received an unqualified report from our independent auditors on those consolidated financial statements.

      Our independent auditors issued the following report regarding our internal controls over financial reporting:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
     Tweeter Home Entertainment Group, Inc.
      We were engaged to audit management’s assessment regarding the effectiveness of internal control over financial reporting of Tweeter Home Entertainment Group, Inc. and subsidiaries (the “Company”) as of September 30, 2005. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
      As described in the accompanying Management’s Report on Internal Control over Financial Reporting, the Company was unable to complete its assessment of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we are unable to perform auditing procedures necessary to form an opinion on management’s assessment.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
      Insufficient Staffing in Accounting and Finance, Leading to an Ineffective Control Environment. The Company did not have a sufficient number of personnel with the necessary expertise within its accounting and finance function. The lack of sufficient staff did not allow the Company to maintain an effective internal control environment. Specifically, management concluded that the Company did not have adequate internal controls in the following areas for the purposes of establishing, maintaining and communicating its control environment: (i) adequate segregation of duties, and (ii) an adequate monitoring program, including the full testing of its internal control systems. These deficiencies in the control environment also contributed to the Company’s inability to complete its documentation of controls by the as of date September 30, 2005, and to complete its testing of the design and operation of all controls within its internal control over financial reporting.
      Ineffective Controls over the Financial Close and Reporting Process. The Company’s design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies include its ability to prepare interim and annual financial statements on a timely basis, inconsistent review and analysis of journal entries and of non-routine transactions, as well as inadequate controls over spreadsheets used in the preparation of journal entries. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, management has concluded that, in the aggregate, these deficiencies in internal control result in a more than remote likelihood that an error would not have been prevented or detected, and therefore constitute a material weakness.
      Ineffective Controls over Spreadsheets Used in the Financial Close and Reporting Process. The Company did not maintain adequate access control over spreadsheets used in the financial reporting process. Among other areas, spreadsheets are utilized in preparing the Company’s period-end consolidation, to support areas of significant estimate and judgment in the financial statements, to accumulate information for footnote disclosures and to analyze balance sheet and income statement amounts. Inadequate change management and access controls were in place or such control processes lacked formal documentation to prevent unauthorized access to these spreadsheets. This control deficiency results in more than a remote likelihood that a misstatement of the Company’s financial statements might not be prevented or detected, and therefore constitutes a material weakness.
      Lack of Documentation of Controls over Reporting of Sales and Inventory Data. At September 30, 2005, the Company identified a number of deficiencies with respect to the documentation of controls surrounding sales and inventory data. Specifically, documentation of reviews of price changes, of weekly store cycle counts and of certain shipping and receiving documents were not consistently in place. In the aggregate, these control deficiencies result in a more than remote likelihood that a misstatement of the Company’s financial statements might not be prevented or detected, and therefore constitute a material weakness.
      Ineffective Control over Payroll Processing. The Company did not maintain adequate controls over access to and the maintenance of the payroll master files, including the consistent review of changes made and the documentation to support such review. In addition, the Company did not maintain adequate controls to ensure the accurate collection and approval of bi-weekly payroll data. Specifically, validation of time clock data is not performed effectively and the resolution of errors and issues that were identified during the review process was not performed on a consistent basis. Further there was not adequate segregation of duties relating to the reconciliation of the bi-weekly payroll data collected internally to the information entered into the payroll data processing system, or adequate management level review to mitigate such lack of segregation of duties. In the aggregate, these deficiencies result in more than a remote likelihood that a misstatement of the Company’s financial statements might not be prevented or detected, and therefore constitute a material weakness.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
      Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s assessment referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria and the effects of any other material weaknesses, if any, that we might have identified if we had been able to perform sufficient auditing procedures relating to management’s assessment regarding the effectiveness of internal control over financial reporting, the Company has not maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005, of the Company and have issued our report dated December 29, 2005 that expressed an unqualified opinion on those financial statements and financial statement schedule.
Deloitte & Touche LLP
Boston, Massachusetts
December 29, 2005

Item 9b.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item is included in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission on or about January 6, 2006 (the “2006 Proxy Statement”), under “Election of Directors” and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this Item is included in the 2006 Proxy Statement under “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item, other than the table included below, is included in the 2006 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Equity Compensation Plan Information

			Number of
			securities remaining
	Number of		available for future
	securities to be	Weighted-average	issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column(a))

Plan Category
2004 Long-Term Incentive Plan	570,237	$5.88	2,156,826	(1)
1998 Stock Option and Incentive Plan	2,747,064	$7.96	—
1995 Stock Option Plan	284,204	$2.72	—
Employee Stock Purchase Plan	316,932	$7.05	683,068
Equity compensation plans not approved by security holders	—	—	—
Total	3,918,437	$7.20	2,839,894

(1)	As options granted under the plan are exercised, the number of shares represented by such previously outstanding options will become re-available for issuance under the plan up to a maximum of 100,000 shares of common stock, annually.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is included in the 2006 Proxy Statement under “Employment/ Severance Agreements” and “Related Party Transactions”, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is included in the 2006 Proxy Statement under “Principal Accountant Fees and Services” and is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a)(1) Financial Statements. The financial statements required to be filed by Item 15 of this Annual Report on Form 10-K, and filed herewith, are as follows:
      Consolidated Balance Sheets as of September 30, 2004 and 2005
      Consolidated Statements of Operations for the Years Ended September 30, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2003, 2004 and 2005
      Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2004 and 2005
      Notes to Consolidated Financial Statements
      (a)(2) Financial Statement Schedules.
      Schedule II attached
      (a)(3) Exhibits.
      See the Exhibit Index included immediately preceding the Exhibits to this Form 10-K.
      (b) Reports on Form 8-K.
      On July 8, 2005, we filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce sales results for the quarter ended June 30, 2005.
      On July 28, 2005 we filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce we had amended our credit agreement with a lenders’ syndicate led by Bank of America.
      On July 29, 2005 we filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce our earnings results for the quarter ended June 30, 2005. In addition, we filed a transcript of the quarterly earnings conference call held on July 29, 2005.

SCHEDULE II
TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts (amounts in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	Net of	End of
Description	of Period	Expenses	Write-Offs	Period

Years ended
September 30, 2005	$475	$1,202	$277	$1,400
September 30, 2004	1,110	226	861	475
September 30, 2003	1,075	1,483	1,448	1,110

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tweeter Home Entertainment Group, Inc.

By:	/s/ Joseph McGuire

Joseph McGuire
President and Chief Executive Officer
Date: December 29, 2005

By:	/s/ Paul Burmeister

Paul Burmeister
interim Chief Financial Officer
Date: December 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Samuel Bloomberg Samuel Bloomberg	Chairman of the Board	December 29, 2005

By:	/s/ Jeffrey Stone Jeffrey Stone	Director	December 29, 2005

By:	/s/ Michael Cronin Michael Cronin	Director	December 29, 2005

By:	/s/ Jeffrey Bloomberg Jeffrey Bloomberg	Director	December 29, 2005

By:	/s/ Matthew Bronfman Matthew Bronfman	Director	December 29, 2005

By:	/s/ Steven Fischman Steven Fischman	Director	December 29, 2005

By:	/s/ John Mahoney John Mahoney	Director	December 29, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Tweeter Home Entertainment Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
     Tweeter Home Entertainment Group, Inc.
      We have audited the accompanying consolidated balance sheets of Tweeter Home Entertainment Group, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2 to the consolidated financial statements, during fiscal 2003, the Company changed its method of accounting for vendor consideration.
      We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, and our report dated December 29, 2005 disclaimed an opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.
Deloitte & Touche LLP
Boston, Massachusetts
December 29, 2005

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2004	2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,801,005	$1,309,871
Accounts receivable, net of allowance for doubtful accounts of $475,000 and $1,400,172 at September 30, 2004, and September 30, 2005, respectively	17,795,922	28,189,414
Inventory	106,562,804	111,506,056
Deferred tax assets	7,801,864	—
Refundable income taxes	10,633,894	9,006,740
Prepaid expenses and other current assets	6,385,227	8,189,625

Total current assets	151,980,716	158,201,706
Property and equipment, net	124,863,799	115,306,933
Long-term investments	2,304,166	2,220,353
Deferred tax assets	14,470,743	—
Intangible assets, net	1,246,667	566,667
Goodwill	4,885,133	5,250,868
Other assets, net	1,461,909	2,470,599

Total	$301,213,133	$284,017,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,184,274	$9,278,849
Current portion of deferred consideration	518,199	484,866
Accounts payable	41,637,673	34,885,458
Accrued expenses	28,362,551	48,775,158
Customer deposits	21,893,905	25,623,763
Deferred warranty	93,625	—

Total current liabilities	95,690,227	119,048,094

Long-Term Debt	35,001,930	62,617,263

Other Long-Term Liabilities:
Rent related accruals	11,071,389	16,939,556
Deferred consideration	3,030,413	2,545,547

Total other long-term liabilities	14,101,802	19,485,103

Total liabilities	144,793,959	201,150,460

Commitments and Contingencies (see Note 9)
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 26,175,965 and 26,249,725 shares issued at September 30, 2004 and at September 30, 2005, respectively	261,760	262,497
Additional paid in capital	304,006,333	304,663,875
Unearned equity compensation	(75,727)	—
Accumulated other comprehensive income	115,391	112,329
Accumulated deficit	(146,136,052)	(220,488,691)

Total	158,171,705	84,550,010
Less treasury stock: 1,676,537 and 1,577,698 shares at September 30, 2004, and September 30, 2005, at cost, respectively	(1,752,531)	(1,683,344)

Total stockholders’ equity	156,419,174	82,866,666

Total	$301,213,133	$284,017,126

See notes to consolidated financial statements

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2003	2004	2005

Total revenue	$758,162,365	$765,280,337	$795,089,981
Cost of sales	(498,355,427)	(467,721,016)	(481,436,444)

Gross profit	259,806,938	297,559,321	313,653,537
Selling expenses	228,147,965	261,211,446	289,833,512
Corporate, general and administrative expenses	45,695,370	51,256,716	53,683,243
Amortization of intangibles	680,000	680,000	680,000
Non-cash compensation charges	1,219,358	5,341,777	75,727
Restructuring charges	—	—	16,480,271

Loss from continuing operations	(15,935,755)	(20,930,618)	(47,099,216)
Interest expense	(2,834,140)	(3,350,007)	(2,742,668)
Interest income	112,449	327,781	26,478
Gain on sale of equity investments	—	—	9,856,616

Loss from continuing operations before income taxes	(18,657,446)	(23,952,844)	(39,958,790)
Income tax (benefit) provision	(7,089,737)	(9,102,094)	25,036,282

Loss from continuing operations before income from equity investments	(11,567,709)	(14,850,750)	(64,995,072)
Income from equity investments, net of tax	402,929	533,272	1,441,590

Net loss from continuing operations	(11,164,780)	(14,317,478)	(63,553,482)
Discontinued operations:
Pre-tax loss from discontinued operations	(802,307)	(6,211,547)	(10,799,157)
Income tax benefit	(304,968)	(2,360,388)	—

Net loss from discontinued operations	(497,339)	(3,851,159)	(10,799,157)

NET LOSS	$(11,662,119)	$(18,168,637)	$(74,352,639)

Basic and diluted loss per share:
Loss from continuing operations	$(0.47)	$(0.59)	$(2.59)
Loss from discontinued operations	(0.02)	(0.16)	(0.44)

Basic and diluted net loss per share	$(0.49)	$(0.75)	$(3.03)

Weighted average shares outstanding:
Basic and diluted	23,689,724	24,164,729	24,565,287

See notes to consolidated financial statements

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock			Total
			Paid-in	Unearned	Comprehensive	Accumulated			Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Shares	Amount	Loss	Equity

Balance, September 30, 2002	25,378,308	$253,783	$292,464,945	$—	$49,280	$(116,305,296)	1,818,503	$(1,851,907)		$174,610,805
Issuance of shares under stock option plan including tax benefit	100,181	1,002	519,195							520,197
Issuance of treasury stock under employee stock purchase plan	—	—	357,698				(75,887)	53,121		410,819
Issuance of restricted stock	270,000	2,700	1,627,500	(1,627,500)						2,700
Amortization of unearned equity compensation				1,219,358						1,219,358
Comprehensive loss:
Net loss						(11,662,119)			$(11,662,119)	(11,662,119)
Net unrealized gain on investments, net of tax of $7,301					10,951				10,951	10,951
Fair value of interest rate forward contract, net of tax of $50,774					(76,162)				(76,162)	(76,162)

Comprehensive loss									$(11,727,330)

Balance, September 30, 2003	25,748,489	$257,485	$294,969,338	$(408,142)	$(15,931)	$(127,967,415)	1,742,616	$(1,798,786)		$165,036,549
Issuance of shares under stock option plan	293,652	2,937	1,555,643							1,558,580
Income tax benefit from issuance of shares under stock option plan			1,377,852							1,377,852
Issuance of treasury stock under employee stock purchase plan			346,062				(66,079)	46,255		392,317
Amortization of unearned equity compensation			5,009,362	332,415						5,341,777
Issuance of common stock, net	133,824	1,338	748,076							749,414
Comprehensive loss:
Net loss						(18,168,637)			$(18,168,637)	(18,168,637)
Net unrealized gain on investments, net of tax of $26,426					39,639				39,639	39,639
Fair value of interest rate forward contract, net of tax of $61,121					91,683				91,683	91,683

Comprehensive loss									$(18,037,315)

Balance, September 30, 2004	26,175,965	$261,760	$304,006,333	$(75,727)	$115,391	$(146,136,052)	1,676,537	$(1,752,531)		$156,419,174
Issuance of shares under stock option plan including tax benefit	73,760	737	397,544							398,281
Issuance of treasury stock under employee stock purchase plan			259,998				(98,839)	69,187		329,185
Amortization of unearned equity compensation				75,727						75,727
Comprehensive loss:
Net loss						(74,352,639)			$(74,352,639)	(74,352,639)
Net unrealized gain on investments, net of tax of $8,305					12,459				12,459	12,459
Fair value of interest rate forward contract, net of tax of $10,347					(15,521)				(15,521)	(15,521)

Comprehensive loss									$(74,355,701)

Balance, September 30, 2005	26,249,725	$262,497	$304,663,875	$—	$112,329	$(220,488,691)	1,577,698	$(1,683,344)		$82,866,666

See notes to consolidated financial statements

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2003	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,662,119)	$(18,168,637)	$(74,352,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,791,829	23,292,086	24,979,558
Non-cash compensation	1,219,358	5,341,777	75,727
Income from equity investment	—	(860,116)	(1,441,590)
Distributions from equity investment	25,052	737,933	1,561,083
Gain on sale of equity investments, net	(273,746)	—	(9,856,616)
Loss on disposal of property and equipment	924,542	362,000	170,073
Provision for doubtful accounts	1,014,939	225,518	1,202,381
Tax benefit from options exercised	119,100	1,377,852	46,727
Deferred income tax provision (benefit)	103,586	(11,213,982)	22,272,607
Amortization of deferred gain on sale leaseback	(45,233)	(44,843)	(44,843)
Impairment charge	—	—	9,013,438
Recognition of deferred lease incentives	—	—	350,558
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,837,537	401,260	(11,595,873)
Decrease (increase) in inventory	25,664,532	13,650,191	(5,231,244)
(Increase) decrease in prepaid expenses and other assets	(13,661,145)	9,765,338	(1,589,408)
(Decrease) increase in accounts payable and accrued expenses	(23,897,696)	13,265,788	12,124,628
Increase in customer deposits	4,909,103	725,068	3,729,858
Decrease in deferred warranty	(472,613)	(220,018)	(93,625)
Increase in rent related accruals	734,747	59,979	2,522,344
Increase (decrease) in deferred considerations	—	3,548,612	(518,200)

Net cash provided by (used in) operating activities	10,331,773	42,245,806	(26,675,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,188,284)	(19,485,478)	(22,434,303)
Proceeds from sale-leaseback transaction, net of fees	12,551,118	—	2,946,707
Proceeds from sale of property and equipment	59,488	54,450	237,888
Proceeds from sale of equity investments	—	—	10,246,614
Purchase of equity investments	(750,000)	—	(300,000)
Return of equity investment	—	—	33,572
Cash (paid) received for acquisitions, net of cash acquired	—	(4,279,655)	62,796

Net cash used in investing activities	(12,327,678)	(23,710,683)	(9,206,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in amount due to bank	2,689,382	(4,100,987)	6,106,575
Net proceeds (payments) of long-term debt	(1,940,279)	(13,406,294)	27,603,333
Payment of debt assumed in acquisition	—	(2,028,183)	—
Proceeds from options exercised	403,797	1,558,580	351,554
Proceeds from employee stock purchase plan	410,819	392,317	329,186

Net cash (used in) provided by financing activities	1,563,719	(17,584,567)	34,390,648

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(432,186)	950,556	(1,491,134)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,282,635	1,850,449	2,801,005

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,850,449	$2,801,005	$1,309,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$2,623,688	$2,634,299	$2,715,008

Income taxes	$(40,007)	$(9,228,386)	$(1,492,558)

Non-cash investing and financing activities:
Issuance of common stock and assumption of options for acquisitions	$—	$752,091	$—

Issuance of warrants	$—	$5,009,362	$—

See notes to consolidated financial statements

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2003, 2004 and 2005

1.	Business of the Company
      Tweeter Home Entertainment Group, Inc. and its subsidiaries (“the Company” or “Tweeter”) sells audio, video, entertainment and electronics products through a chain of 159 retail stores in the New England, Mid-Atlantic, Southeast, Texas, Southern California, greater Chicago, Florida, Phoenix and Las Vegas markets. The Company operates under the names “Tweeter,” “Sound Advice,” “hifi buys,” “Showcase Home Entertainment” and “Hillcrest High Fidelity”. The Company operates in a single business segment of retailing audio, video and mobile consumer electronics products.

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
      Vendor Allowances and Allowance for Doubtful Accounts — Accounts receivable are primarily due from the suppliers from which the Company buys its products. The various types of allowances included in accounts receivable are purchase rebate allowances, cooperative advertising allowances, returned merchandise and warranty work performed by the Company’s service departments.
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
      Purchase rebate allowances and general cooperative advertising allowances are earned based on the purchase of inventory. The carrying value of inventory is initially reduced by the amount of purchase rebates and advertising allowances earned, resulting in lower cost of goods sold when the inventory is sold. Certain supplier agreements include stretch goals where the level of funds earned is dependent upon the Company achieving certain purchase levels. These program funds are recorded as a reduction of inventory costs when it is determined that it is probable the Company will achieve the goal and recognized as a reduction to cost of goods sold as the related inventory is sold.

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
      During the quarter ended March 31, 2003, Tweeter adopted EITF 02-16, Accounting by a Customer for Certain Consideration Received from a Vendor (“EITF 02-16”), which addresses how and when to reflect consideration received from suppliers in the consolidated financial statements. Under EITF 02-16, consideration received from suppliers that would have previously been recorded as a reduction to selling expenses, is now recorded as a reduction to cost of goods sold.
      Inventory — Inventory, which consists primarily of goods purchased for resale, is stated at the lower of average cost or market.
      Property and Equipment — A listing of the estimated useful life of the various categories of property and equipment is as follows:

Asset Classification	Estimated Useful Life

Leasehold improvements	Lesser of term of lease or useful life
Display fixtures	3 years
All other furniture and fixtures	7 years
Buildings	15 years
Vehicles	3 years
Leasehold interests	remaining life of lease
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
      Long-Term Investments — Long-term investments consist of investments in marketable equity securities and investments in two privately held companies. Marketable equity securities are stated at fair value and classified as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in accumulated other comprehensive income, which is reflected in stockholders’ equity.
      In fiscal 2001, the Company invested $1.0 million in a privately held company, Tivoli Audio LLC (“Tivoli”). On June 30, 2003, Tweeter made an additional investment of $750,000 in Tivoli. This additional investment increased the Company’s ownership percentage to 25%. The Company accounts for this investment using the equity method of accounting. On May 4, 2005, Tweeter sold 25% of its equity investment in Tivoli for $10,246,614 and recorded a gain on the sale of investment of $9,856,616. As of September 30, 2005, Tweeter held an 18.75% ownership interest in Tivoli. The investment continues to be accounted for under the equity method based upon the fact that Tivoli is an LLC.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 31, 2004, Tweeter made an initial investment of $300,000 in Sapphire Audio, LLC (“Sapphire”), a manufacturer of consumer electronic products, to obtain a 25% ownership interest. This investment is being accounted for under the equity method of accounting.
      Intangible Assets — Intangible assets represent a trade name, which is being amortized on a straight-line basis over its five-year useful life.
      Goodwill — On July 1, 2004 the Company acquired Sumarc Electronics Incorporated d/b/a NOW! Audio Video (“NOW!”), resulting in the recording of $5,250,868 of goodwill upon finalization of the fair value of the assets received and liabilities assumed. Goodwill is reviewed for impairment annually or more often if events so require.
      Other Assets — Other assets include deferred financing costs and multiple venue naming rights. The deferred financing costs are being amortized over the term of the banking agreement, which expires on April 1, 2008. The venue naming rights are amortized over the lives of the respective agreements, which range from seven to eleven and one-half years.
      Long-Lived Assets — When conditions indicate a need to evaluate recoverability, Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of requires that the Company (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset.
      Fair Market Value of Financial Instruments — The estimated fair market values of the Company’s financial instruments, which include accounts receivable, accounts payable and other current liabilities, approximate their carrying values due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value due to its variable interest rate.
      Financial Instruments — The Company is exposed to market risks arising from changes in interest rates on its revolving term bank loan. On July 14, 2003, the Company entered into a pay fixed, receive floating interest rate swap on up to $35 million of borrowings to change the interest rate exposure on its bank loan. On the date the Company entered into the derivative, the derivative was designated as a hedge of the identified exposure. The swap agreement expired on December 31, 2004. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.
      Deferred Consideration — During the fiscal year ended September 30, 2004 the Company extended an agreement associated with processing private label credit card transactions and received approximately $3.7 million from a finance company. This amount has been initially deferred and is being amortized over eight years, the life of the contract, as a reduction of selling expenses
      Rent Related Accruals — Rent expense under non-cancelable operating leases is recorded on a straight-line basis over the lease term, including build-out period. The build-out period typically ranges from 90 to 120 days prior to the store opening. The excess straight-line rent expense over scheduled payment amounts is recorded as a deferred liability. Net gains from sale-leaseback transactions are initially deferred and then amortized over the lease term. Losses from sale-leaseback transactions are fully recognized in the period in which they occur.
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
      Prior to their acquisition by Tweeter, Bryn Mawr Radio and Television Inc., HiFi Buys Incorporated, and Douglas T.V. & Appliance, Inc. and Douglas Audio Video Centers, Inc. sold extended warranty contracts beyond the normal manufacturers’ warranty period. The term of the coverage (including the manufacturers’ warranty period) is between 12 and 60 months. The fair value of the deferred revenue from the sale of the extended warranty contracts sold prior to the acquisition by Tweeter had been deferred and was being amortized on a straight-line basis over the contract period. At the end of fiscal year 2005 these contracts were fully amortized. All costs related to the contracts are charged to expense as incurred.
      Under an automatic price protection program, if a customer purchased a consumer electronics product from one of the Company’s stores and a competitor within 25 miles of the store advertised a lower price within 30 days, the Company automatically sent a check to the customer for the difference. The Company recorded the cost of its automatic price protection as a reduction to revenue and records a reserve, based on management’s estimate of future liability under the program. Effective August 2005, the Company no longer offers this program.
      Income Statement Classifications — Cost of sales includes merchandise costs, distribution costs, home installation labor costs, purchase discounts and vendor allowances. Selling expenses include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses and credit card fees. Corporate, general and administrative expenses include the costs of the Company’s finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers.
      Store Opening Costs — Costs of a non-capital nature incurred prior to store openings are expensed as incurred.
      Advertising — Gross advertising expense includes costs for advertising in electronic media, newspapers, buyer’s guides and direct mailings. Such costs are expensed when the media is first released. Cooperative advertising represents monies received from suppliers for specific advertising activities, under the guidelines expressed in EITF 02-16, which reduces gross advertising expense. Below are the gross advertising expenses, cooperative advertising funds received and net advertising expenses for the years ended September 30, 2003, 2004 and 2005.

	Years Ended September 30,

	2003	2004	2005

Gross advertising	$43,921,000	$44,247,466	$47,489,572
Cooperative advertising funds	(17,778,632)	(3,213,609)	(1,351,736)

Net advertising	$26,142,368	$41,033,857	$46,137,836

      Income Taxes — The Company provides for deferred tax liabilities or assets resulting from temporary differences between financial reporting and taxable income and for loss carry-forwards based on enacted tax laws and rates. SFAS No. 109, Accounting for Income Taxes, requires the Company to provide a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2005 the Company determined that it was more likely than not that it would not realize the deferred tax benefits related to those assets. Therefore, the Company provided a valuation allowance of approximately $45.9 million related to net federal and state deferred tax assets as of September 30, 2005. The Company based this determination, in part, on the trend of continuing losses and consideration of store closings. In future periods the Company will re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary.

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
      Restructuring Charges — The Company classified certain expenses related to a restructuring plan designed to close underperforming stores and re-align its resources and cost structure. The expenses related to the closing of stores that were in markets where the Company continues to have a presence and accordingly, the results of their operations are included in continuing operations.
      Lease termination and other related charges represent lease termination costs and estimated accrued rent on certain closed stores. Professional fees include amounts paid to third parties in connection with the negotiation of lease terminations and with the liquidation of inventory for the closed stores. Non-cash charges include write-off of leasehold improvements and reversal of deferred lease incentives related to the closed stores.
      Stock-Based Compensation — The Company accounts for its common stock incentive plans for employees and its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In compliance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) the Company has disclosed the required pro forma effect on net loss below.
      For purposes of determining the disclosures required by SFAS 123, the fair value of each stock option granted in 2003, 2004 and 2005 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Years Ended
	September 30,

	2003	2004	2005

Risk free interest rate	2.82%	3.41%	3.40%
Expected life of option grants (years)	7.8	7.4	4.3
Expected volatility of underlying stock	83.8%	80.1%	83.1%

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for stock option grants during the years ended September 30, 2003, 2004 and 2005 been determined under the provisions of SFAS 123, the Company’s net loss and loss per share would have been as follows:

	Years Ended September 30,

	2003	2004	2005

Net loss
Reported	$(11,662,119)	$(18,168,637)	$(74,352,639)
Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects, included in reported net loss	756,000	199,000	75,727
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,871,000)	(7,124,000)	$(7,011,579)

Pro forma	$(16,777,119)	$(25,093,637)	$(81,288,491)

Loss per basic and diluted share
Reported	$(0.49)	$(0.75)	$(3.03)

Pro forma	$(0.71)	$(1.04)	$(3.31)

The weighted-average grant date fair value of all grants issued for the years ended September 30, 2003, 2004 and 2005 was $4.13, $5.85 and $5.88, respectively.
      Comprehensive Loss — For the years ended September 30, 2003, 2004 and 2005 the Company’s comprehensive loss was comprised of net loss, net unrealized gains or losses on investments and net change in the value of the derivative instrument.
      Earnings (Loss) Per Share — Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share are based on the weighted-average number of common shares outstanding, and dilutive potential common shares (common stock options and warrants).
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Years Ended September 30,

	2003	2004	2005

Basic and Diluted Loss Per Share:
Numerator:
Net loss from continuing operations	$(11,164,780)	$(14,317,478)	$(63,553,482)
Denominator:
Weighted-average shares outstanding	23,689,724	24,164,729	24,565,287

Basic and diluted loss per share	$(0.47)	$(0.59)	$(2.59)

      The number of potentially dilutive shares excluded from the earnings per share calculation for fiscal 2003, 2004 and 2005, because they are anti-dilutive, was 4,330,631, 5,031,998 and 4,558,085, respectively.
      Segment Information — The Company operates in one business segment. The table below sets forth the approximate percentage of retail revenue for each of the Company’s primary product categories for its fiscal

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
years ended September 30, 2003, 2004 and 2005. Retail revenue consists of all revenue earned at the Company’s retail stores. The percentage of retail revenue represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in the Company’s product mix, acquisitions of stores with different product mixes, and the timing of marketing events. The historical percentages set forth below may not be indicative of revenue percentages for future periods:
Percentage of Revenue by Product

	Years Ended
	September 30,

Product Category	2003	2004	2005

Video(1)	55%	57%	55%
Audio(2)	22%	19%	18%
Mobile(3)	12%	11%	10%
Home installation labor	3%	4%	5%
All other(4)	8%	9%	12%

(1)	Includes flat-panel televisions, projection televisions, furniture, DVD recorders & players, television monitors, and other video categories.

(2)	Includes speakers, receivers, home theater and other audio categories.

(3)	Includes mobile multimedia devices, mobile installation labor, car speakers, car decks and other mobile categories.

(4)	Includes power accessories and cables, extended warranties, service labor and parts, home installation parts and other miscellaneous categories.
     Reclassifications — Certain financial statement amounts for 2003 and 2004 have been reclassified to conform to the classifications for discontinued operations used in the September 30, 2005 consolidated financial statements.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). Statement 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. Statement 123(R) is effective for periods beginning after June 15, 2005. The Company will adopt Statement 123(R) on October 1, 2005 as required. The Company has chosen the Modified Prospective Application (“MPA”) method for implementing Statement 123(R). Under the MPA method, new awards will be valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of October 1, 2005 will be recognized as compensation cost over the remaining requisite service period. Prior periods will not be restated.
      Adoption of Statement 123(R) will not affect the Company’s cash flow or financial position, but it will reduce its reported net income and earnings per share. Adopting Statement 123(R) will result in the Company recording compensation cost for employee stock options and employee share purchase rights.
      On September 30, 2005, the Board of Directors approved the full acceleration of the vesting of each otherwise unvested outstanding stock option granted under the Company’s 1995 and 1998 Stock Option and Incentive Plans and its 2004 Long Term Incentive Plan for those grants whose strike price was higher than the closing market value of a share of the Company’s common stock on that date. As a result, options to purchase

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 867,000 shares, including approximately 374,000 options held by the Company’s executive officers and directors became immediately exercisable, effective as of September 30, 2005.
      The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of Statement 123(R). As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with accelerated options by approximately $2.0 million in 2006, $653,000 in 2007 and $63,000 in 2008.
      In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The adoption of FIN 47 in the first quarter of fiscal 2006 is not expected to have a material effect on the Company’s consolidated results of operations and financial position.

3.	Restructuring Charges
      During the third quarter of fiscal year 2005, the Company initiated a restructuring plan designed to close 19 underperforming stores and re-align its resources and cost structure. Thirteen of the closed stores were in markets where the Company continues to have a presence and, accordingly, the results of their operations are included in continuing operations. The closing of these 13 stores resulted in restructuring charges of $16,480,271, including $6,331,402 of non-cash charges, principally related to impairment of fixed assets. The Company believes that its restructuring charge is adequate to cover charges associated with the remaining lease terminations and professional fees.
      In accounting for restructuring charges, the Company complied with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.
      The following is a summary of restructuring charge activity for the year ended September 30, 2005:

	Lease
	Termination
	and Other
	Related	Professional		Non-cash
	Charges	Fees	Severance	Charges	Total

Total restructuring charge	$8,063,010	$1,783,644	$302,215	$6,331,402	$16,480,271
Payments	(1,668,458)	(855,080)	(293,223)	—	(2,816,761)
Non-cash charges	—	—	—	(6,331,402)	(6,331,402)

Balance as of September 30, 2005	$6,394,552	$928,564	$8,992	$—	$7,332,108

4.	Discontinued Operations
      In the third quarter of fiscal 2005 the Company closed or committed to close six stores in markets where the Company does not continue to have a presence. The Company closed four locations by June 30, 2005 and the remaining store closures were completed by July 31, 2005. The decision to exit these locations was primarily related to poor operating results. The incremental cost related to these six store closings amounted to $6,291,420 for the year ended September 30, 2005, consisting of lease termination and other related charges, professional fees, severance and non-cash charges, principally related to impairment of fixed assets. Previously, in the fourth quarter of 2004 the Company closed, sold or committed to close eight stores, all of which were

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
closed by December 31, 2004. The incremental cost related to all 14 store closings amounted to $6,457,722 for the year ended September 30, 2005. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. Revenue from the closed stores amounted to $28,831,559, $26,626,629 and $11,135,391 for the years ended September 30, 2003, 2004 and 2005, respectively.
      In 2005 the Company recorded $6,291,419 in exit costs that are included in discontinued operations. Of this amount $2,012,280 were non-cash charges, principally related to impairment of fixed assets. The balance, of which $2,000,932 remains unpaid at September 30, 2005 and is included in accrued expenses, consists of lease-related costs.

5.	Property and Equipment
      Major classifications of property and equipment are summarized below:

	September 30,

	2004	2005

Leasehold improvements	$102,871,787	$104,745,454
Furniture and equipment	68,399,936	64,063,444
Buildings	17,662,423	15,201,864
Land	940,000	867,164
Vehicles	3,568,842	2,132,488
Capitalized leases	112,575	112,575
Construction in progress	3,255,464	1,347,249
Leasehold interests	171,986	140,955

Property & equipment	196,983,013	188,611,193
Less accumulated depreciation and amortization	72,119,214	73,304,260

Property & equipment, net	$124,863,799	$115,306,933

      In June and September 2003, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back two of its owned retail properties and related equipment. These leases are treated as operating leases. The total cost of all assets sold was $13,202,622 and proceeds, net of related fees, were $12,551,118. Accumulated depreciation on assets sold, as part of the sale-leaseback transaction was $679,506. The net gain on the sale-leaseback transaction of $28,002 is being amortized over 15 years and is included within rent related accruals in the consolidated balance sheet.
      On March 31, 2005, the Company entered into a sale-leaseback arrangement with Samuel Bloomberg, Chairman of Tweeter’s Board of Directors. Tweeter sold its Warwick, Rhode Island retail location at 1301 Bald Hill Road, Warwick, Rhode Island to Mr. Bloomberg for the sum of $2,962,000 and has entered into a 15-year lease agreement (with two successive five year options of extension) with Mr. Bloomberg. The $2,962,000 sales price was determined based upon three separate valuations performed by independent third parties. Under the new lease agreement the Company will make rental payments of $288,000 in each of lease years one through five, $316,800 in each of lease years six through ten, and $348,480 in each of the remaining five years of the lease term. The Company recorded a $169,357 loss on the sale in its statement of operations for the year ended September 30, 2005.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation and amortization of property and equipment for the fiscal years ended September 30, 2003, 2004, and 2005 totaled $20,325,147, $21,465,982 and $23,895,627, respectively. During fiscal 2004 and 2005, fully depreciated assets with an original cost of $844,063 and $15,284,584, respectively, were written off.

6.	Accrued Expenses
      Accrued expenses consist of the following:

	September 30,

	2004	2005

Compensation and fringe benefits	$10,697,082	$11,168,079
Accrued restructuring charges	—	7,332,108
Insurance reserves	3,320,000	5,375,000
Other	14,345,469	24,899,971

Accrued expenses	$28,362,551	$48,775,158

7.	Debt
      Long-term debt consists of the following:

	September 30,

	2004	2005

Revolving credit facility	$35,000,000	$49,617,077
Term loans	—	13,000,000
Amounts due bank	3,170,531	9,277,105
Capital leases	6,251	1,930
Other	9,422	—

Subtotal	38,186,204	71,896,112
Less current portion	3,184,274	9,278,849

Long-term debt	$35,001,930	$62,617,263

      The Company’s senior secured revolving credit facility (“credit facility”), as amended July 25, 2005, provides for up to $90 million in revolving credit loans and $13 million in term loans. The credit facility is secured by substantially all of the Company’s assets and contains various covenants and restrictions, including that: (i) Tweeter cannot create, incur, assume or permit additional indebtedness, (ii) Tweeter cannot create, incur, assume or permit any lien on any property or asset, (iii) Tweeter cannot merge or consolidate with any other person or permit any other person to merge or consolidate with us, (iv) Tweeter cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) Tweeter cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) Tweeter cannot declare or make any restricted payments. Borrowings are restricted to applicable advance rates based principally on eligible receivables, inventory and real estate values, reduced by a $5 million reserve, a portion of customer deposits and outstanding letters of credit. At September 30, 2005, $15.3 million was available for future borrowings. The facility expires on April 1, 2008.
      The interest rate on the revolving credit loans ranges from 1.5% to 2% over LIBOR or 0% over the prime rate, depending on the Company’s commitment at various dates during the course of the agreement. In addition, there is a commitment fee of 0.25% for the unused portion of the line. The term loans are in two tranches — Tranche A-1 and Tranche B. The Tranche A-1 term loan is for $5 million at an interest rate of either 0.75% over the prime rate or 3.00% over LIBOR, whichever rate the Company chooses. The Tranche B

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term loan is for $8 million at an interest rate of 4.00% over the prime rate or 10.00%, whichever is greater. Neither term loan will require any scheduled principal payments until maturity.
      On the accompanying consolidated balance sheets, included in the “Current portion of long-term debt” are $3,170,531 and $9,277,105 for 2004 and 2005, respectively, which represent checks issued but not yet cleared.

8.	Employee Savings Plan
      The Company has an employee savings plan covering all of its employees. Under the terms of the plan, which was adopted under Section 401(k) of the Internal Revenue Code, the Company can match employee contributions. Such matching contributions cannot exceed the employer’s established annual percentage of compensation, which was a maximum of 6%. There was no contribution expense for the years ended September 30, 2003, 2004, or 2005.

9.	Commitments and Contingencies
      The Company leases the majority of its stores, installation centers, warehouses, vehicles and administrative facilities under operating leases. The terms of these leases range from five to 25 years with varying renewal options. The leases provide for base rentals, real estate taxes, and common area maintenance charges and, in some instances, for the payment of percentage rents based on sales volume. Rent expense for the years ended September 30, 2003, 2004, and 2005 was $37,532,687, $38,699,362 and $50,369,032, respectively, including percentage rent expense of $209,253, $31,530 and $90,769 respectively. Rent expense for the year ended September 30, 2005 includes lease termination fees of $10,908,320.
      Future minimum rental commitments under non-cancelable operating leases and name in title sponsorships as of September 30, 2005 are as follows:

	Payments Due by Period

	Total	2006	2007	2008	2009	2010	Thereafter

Operating leases
Real estate	$300,692,416	$36,957,328	$35,155,570	$33,592,410	$32,315,881	$30,009,926	$132,661,301
Vehicles	2,557,097	934,658	529,820	361,507	278,011	194,652	258,449
Name in title sponsorships	14,062,500	3,350,000	3,350,000	2,475,000	1,975,000	1,975,000	937,500

Total	$317,312,013	$41,241,986	$39,035,390	$36,428,917	$34,568,892	$32,179,578	$133,857,250

      Beginning in April 1999, the Company entered into five agreements to become the “name in title” sponsor for various performing arts centers in certain key markets throughout the country. Under these agreements, the Company will be required to pay $3,350,000 in each of the next two fiscal years, $2,475,000 in fiscal 2008, $1,975,000 in fiscal 2009 and fiscal 2010, and $937,500 thereafter.
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

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
      The provision for income taxes consisted of the following:

	Fiscal Years Ended September 30,

	2003	2004	2005

Current:
Federal	$(6,950,580)	$68,095	$1,624,986
State	(300,755)	10,249	1,138,689

Total	(7,251,335)	78,344	2,763,675
Deferred	103,586	(11,213,982)	22,272,607

	$(7,147,749)	$(11,135,638)	$25,036,282

      The tax effects of significant temporary differences comprising the Company’s current and long-term net deferred tax assets are as follows:

	September 30,

	2004	2005

Employee compensation and fringe	$1,825,265	$1,434,053
Bad debt reserve	199,500	582,751
Discontinued operations store reserve	881,537	—
Inventory related accruals	3,823,376	8,835,683
Self insured health insurance accruals	764,400	645,110
Other	50,820	201,801
Deferred revenue	256,966	—

Net deferred tax assets — current	7,801,864	11,699,398

Deferred rent	3,236,185	3,711,461
Depreciation	(4,104,951)	(2,143,342)
Deferred revenue	1,272,773	1,059,456
Deferred warrant expense	2,103,932	2,084,896
Federal NOL carry-forward asset	3,994,101	17,657,210
Unrealized gain on marketable equity securities	(87,548)	(74,886)
Goodwill and intangible assets	7,705,060	6,801,718
State deferred taxes	(1,761,091)	—
State NOL carry-forward asset	2,012,597	4,474,876
AMT credit carry-forward	—	307,288
Other	99,685	315,784

Net deferred tax assets — long-term	14,470,743	34,194,461
Valuation allowance	—	(45,893,859)

Total net deferred tax assets	$22,272,607	$0

      The Company has approximately $43.6 million of Federal net operating losses to be carried forward, which expire between 2024 and 2025, and $60.8 million of state net operating losses to be carried forward, which expire between 2009 and 2025. Management has determined that it is more likely than not that it will not fully realize the deferred tax assets. Consequently, a full valuation allowance was established as of September 30, 2005.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation between the statutory and effective income tax rates is as follows:

	Fiscal Years Ended
	September 30,

	2003	2004	2005

Statutory income tax rate (benefit)	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.6)%	(4.1)%	8.1%
Other	1.6%	1.1%	1.2%
Valuation allowance	0.0%	0.0%	76.5%

Effective income tax rate	(38.0)%	(38.0)%	50.8%

11.	Acquisition, Intangibles and Goodwill

Fiscal Year 2004 Acquisition
      On July 1, 2004, the Company acquired 100% of the outstanding common stock of Sumarc Electronics Incorporated d/b/a NOW! Audio Video (“NOW!”). The results of operations have been included in the consolidated financial statements since that date. NOW! is a full service specialty retailer of consumer electronics products with five North Carolina-based stores and one Tennessee-based store. This acquisition was consummated for a number of reasons, including the compatibility of NOW! with Tweeter’s existing go to market strategy, the protection of growing markets in North Carolina and Tennessee, expected efficiencies of a combined infrastructure and the timing of the acquisition (i.e., prior to the fiscal 2004 holiday selling season).
      The aggregate purchase price, including acquisition costs, was $4,968,950, which included the issuance of 133,824 shares of common stock valued at $752,091 and cash of $4,216,859. The Company finalized the fair value of the assets received and liabilities assumed based, in part, on information received from NOW! during 2005. As a result, goodwill increased $365,735 from amounts previously reported at September 30, 2004. The following table provides an allocation of the final purchase price acquisition cost.

	As Originally
	Recorded	As Adjusted

Current assets	$2,780,174	$2,596,246
Property and equipment	1,039,778	1,039,778
Goodwill	4,885,133	5,250,868

Total assets acquired	8,705,085	8,886,892
Current liabilities	1,645,156	1,889,759
Assumed debt	2,028,183	2,028,183

Total liabilities assumed	3,673,339	3,917,942

Total purchase price	$5,031,746	$4,968,950

      The goodwill is not tax deductible. Historical pro forma results of operations have not been provided due to immateriality.

Acquired Intangible Assets
      For each of the fiscal years ended September 30, 2003, 2004, and 2005 the amortization expense of acquired trade names and non-compete agreements was $680,000. Amortization expense is estimated to be $566,667 for fiscal year 2006 and zero thereafter.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity
      Common Stock — Holders of common stock are entitled to dividends if declared by the Board of Directors and each share carries one vote. The common stock has no cumulative voting, redemption or preemptive rights.
      Common Stock Incentive Plans — In November of 1995, the Company implemented the 1995 Stock Option Plan, under which incentive and nonqualified stock options were granted to management, key employees and outside directors to purchase shares of the Company’s common stock. The exercise prices for incentive stock options granted to employees and nonqualified options granted to outside directors range from $0.31 to $32.13 per share. Options are generally exercisable over a period from one to ten years from the date of the grant and are dependent on the vesting schedule associated with the grant. Options for 296,646 and 284,204 shares were exercisable under the 1995 Stock Option Plan at September 30, 2004 and 2005, respectively.
      On June 1, 1998, the Company terminated the 1995 Stock Option Plan and adopted the 1998 Stock Option and Incentive Plan (the “1998 Plan”) to provide incentives to attract and retain executive officers, directors, key employees and consultants. The plan terminated on June 1, 2004. There were 2,750,957 and 2,747,064 options exercisable under the 1998 Plan at September 30, 2004 and 2005, respectively.
      At the Company’s Annual Meeting on January 15, 2004, the Company’s stockholders voted to adopt the 2004 Long-Term Incentive Plan (the “2004 Plan”) effective June 2, 2004. The plan allows the Company to provide incentives to attract and retain executive officers, directors, key employees and consultants. The aggregate number of shares of common stock issuable under the 2004 Plan is 2,727,063. As awards granted under the 2004 Plan are exercised the shares of stock underlying such previously outstanding portion of the award shall be added back to the shares available for issuance under the 2004 Plan; provided, however, that this amount shall not exceed 100,000 shares of stock in any given year. In addition, if any portion of an award is forfeited, cancelled, satisfied without the issuance of stock or otherwise terminated, the shares of stock underlying such portion of the award shall be added back to the shares of stock available for issuance under the 2004 Plan. Under the 2004 Plan, the Company granted awards for underlying shares of common stock totaling 586,113 and canceled 15,876 of these awards as of September 30, 2005. The outstanding awards for underlying shares of common stock totaled 570,237 of which 568,487 were exercisable, leaving 2,156,826 available for future grants under the 2004 Plan as of September 30, 2005.
      The 2004 Plan is administered by the Compensation Committee of the Board of Directors and will allow the Company to issue one or more of the following: stock options (incentive stock options and non-qualified options), restricted stock awards, performance shares awards, performance unit awards, deferred stock awards, warrants and common stock in lieu of certain cash compensation awards (collectively, “Plan Awards”). The 2004 Plan is to expire five years following its adoption. Awards made there under and outstanding at the expiration of the 2004 Plan will survive in accordance with their terms. Other than stock options, no other Plan Awards were granted during 2004 and 2005.
      Under the 2004 Plan, no more than 500,000 of the shares of stock initially reserved for issuance under the Plan may be used for restricted stock awards. In addition, to the extent that shares of stock are used for deferred stock awards, they shall reduce (on a share-for-share basis) such number of shares available for restricted stock awards. All grants of restricted stock under the 2004 Plan will be subject to vesting over five years, subject, however, at the administrator’s discretion, to acceleration of vesting upon the achievement of specified performance goals.
      On September 30, 2005, the Board of Directors approved the full acceleration of the vesting of each otherwise unvested outstanding stock option granted under the 1995 and 1998 Stock Option and Incentive Plans and the 2004 Long Term Incentive Plan for those grants whose strike price was higher than the closing market value of a share of the Company’s common stock on that date. As a result, options to purchase

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 867,000 shares, including approximately 280,000 options held by the Company’s executive officers, became immediately exercisable, effective as of September 30, 2005.
      The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of Statement 123(R). As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with accelerated options by approximately $2.0 million in 2006, $653,000 in 2007 and $63,000 in 2008.
      The stock incentive plan also provides for the grant or issuance of Plan Awards to directors of the Company who are not employees of the Company. These options are typically 100% vested at the time of grant. The Board of Directors received grants of options for a total of 110,400, 20,000 and 25,000 shares of common stock for the years ended September 30, 2003, 2004 and 2005, respectively.
      The following summarizes transactions under the stock option plans:

			Weighted-
			Average
	Number of	Per Share Option	Exercise
	Shares	Price	Price

10/01/2002	3,596,393	$0.31 to $32.13	$11.56
Granted	1,253,000	$3.80 to $7.45	$5.33
Exercised	(100,181)	$0.31 to $8.50	$4.00
Canceled	(418,581)	$3.62 to $32.13	$14.61

9/30/2003	4,330,631	$0.31 to $32.13	$9.47
Granted	693,937	$4.38 to $8.05	$8.00
Exercised	(293,652)	$0.31 to $8.50	$5.31
Canceled	(655,498)	$3.62 to $32.13	$13.65

9/30/2004	4,075,418	$0.31 to $32.13	$8.82
Granted	583,613	$2.70 to $6.05	$5.88
Exercised	(73,760)	$0.31 to $5.90	$4.77
Canceled	(983,766)	$3.23 to $32.13	$13.37

9/30/2005	3,601,505	$0.31 to $32.13	$7.21

		Weighted-
	Number of	Average
	Options	Exercisable
	Exercisable	Price

9/30/2005
Exercisable	3,599,755	$7.22
9/30/2004
Exercisable	3,047,603	$9.48
9/30/2003
Exercisable	2,915,968	$10.46

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes information about all stock options outstanding at September 30, 2005:

		Weighted-	Number of
	Shares	Average	Options
	Outstanding at	Remaining	Exercisable at
	September 30,	Contractual	September 30,
Range of Exercise Prices	2005	Life (Years)	2005

$0.31 to $4.04	323,062	1.3	321,312
$4.38 to $5.64	1,110,036	7.3	1,110,036
$5.90 to $5.90	399,672	3.4	399,672
$6.05 to $7.45	709,133	7.4	709,133
$7.99 to $7.99	327,100	9.8	327,100
$8.00 to $12.97	585,172	5.0	585,172
$13.55 to $16.06	4,900	1.6	4,900
$17.00 to $23.88	130,780	1.1	130,780
$24.75 to $32.13	11,650	1.8	11,650

	3,601,505	5.9	3,599,755

      Issuance of Restricted Stock — On April 21, 2003, the Company granted 270,000 shares of restricted common stock in conjunction with the employment of its new Senior Vice President and Chief Merchandising Officer. Of these shares 162,000 vested upon grant, 54,000 shares vested on February 1, 2004 and 54,000 shares vested on February 1, 2005.
      Employee Stock Purchase Plan — During fiscal 1999, the Company adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP was effective upon approval by the stockholders of the Company and will continue in effect for a term of 20 years, unless terminated sooner. The Company has the right to terminate the ESPP at any time. The ESPP is intended to be an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Subject to adjustment pursuant to the ESPP, the aggregate number of shares of common stock that may be sold under the ESPP is 1,000,000. In the fiscal years ended September 30, 2003, 2004 and 2005, the Company issued 75,887, 66,079 and 98,839 shares of common stock, respectively, under this plan. At September 30, 2004, and 2005 there were 781,907 and 683,068 shares available for future sales.
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
As of September 30, 2005, no warrants have been exercised.
      Shareholder Rights Plan — The Company has in place a Shareholders’ Rights Agreement (the “Rights Plan”). The effect of the Rights Plan is to make it more difficult for a third party to acquire the Company or large portions of its common stock.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the Rights Plan each share of common stock currently outstanding has attached to it one preferred stock purchase right (a “Right”). Each Right entitles the holder thereof to purchase one one-thousandth of one share (each, a “Unit”) of the Company’s Junior Participating Cumulative Preferred Stock, no par value (the “Junior Preferred Stock”) at a cash purchase price per Unit of $100.00. The Rights and their exercise price are subject to adjustment to take into account dilutive events. Each share of the Junior Preferred Stock entitles the holder to 1,000 votes on all matters submitted to a vote.
      Upon the earlier to occur of (i) the tenth calendar day after an “Acquiring Person” has acquired beneficial ownership of more than 20% of the outstanding shares of common stock (such date being the “Stock Acquisition Date”), or (ii) the tenth business day following the announcement of a tender offer or exchange offer that, upon consummation, would result in a person or group becoming the beneficial owner of more than 20% of the outstanding shares of common stock (such date being the “Tender Offer Date”), the Board may, in its discretion, cause the Rights to separate from the common stock and become exercisable (such earlier date of the Stock Acquisition Date and the Tender Offer Date being the “Distribution Date”). An “Acquiring Person” is defined as a person or group of affiliated or associated persons that has acquired more than 20% of the outstanding shares of common stock, but is not deemed to include any underwriters in their capacities as such. No person who was a stockholder of the Company immediately prior to the consummation of the Company’s initial public offering will be an Acquiring Person unless that person acquires beneficial ownership of both (i) more than 20% of the outstanding Common Stock, and (ii) a greater percentage of the then outstanding common stock than the percentage held by such person as of the consummation of the Company’s initial public offering.
      At any time after a Distribution Date, the Board may, in its discretion, exchange all or any part of the then outstanding and exercisable Rights for shares of common stock or Units of Junior Preferred Stock. The exchange ratio shall be one share of common stock or one Unit of Junior Preferred Stock for each Right. However, the Board will not have the authority to effect such an exchange after any person becomes the beneficial owner of 50% or more of the common stock of the Company. The Rights may be redeemed in whole but not in part, at a price of $0.001 per Right by the Board of Directors only until the earlier of (i) the tenth calendar year after a Distribution Date, or (ii) the expiration date of the Rights Plan. The Board in its sole discretion may amend the Rights Plan until a Distribution Date. After a Distribution Date, the Board may make certain amendments to the Rights Plan but none that will adversely affect the interests of the Rights holders.
      Under the Rights Plan, in general, once an Acquiring Person accumulates more than 20% of the outstanding shares of Common Stock, all other shareholders of the Company have the right to purchase securities from the Company at a discount to such securities’ fair market value, thus causing substantial dilution to the holdings of the Acquiring Person.
      The Company’s stockholders have no right to take action by written consent and may not call special meetings of stockholders. Any amendment of the by-laws by the stockholders or certain provisions of the charter requires the affirmative vote of at least 75% of the shares of voting stock then outstanding. The Company’s charter also provides for the staggered election of directors to serve for one, two and three-year terms, and for successive three-year terms thereafter, subject to removal only for cause upon the vote of not less than 75% of the shares of common stock represented at a stockholders’ meeting.

13.	Related-Party Transactions
      In fiscal 2001, the Company invested cash of $1,021,147 in Tivoli. On June 30, 2003, Tweeter made an additional investment of $750,000 in Tivoli. This additional investment increased the Company’s ownership percentage to 25%. Tivoli is a manufacturer of consumer electronics products from which the Company purchases product for resale. The Company accounts for its investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of operations.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 4, 2005, Tweeter sold 25% of its equity investment in Tivoli for $10,246,614 and recorded a gain on the sale of investment of $9,856,616, which has been included in the statement of operations for the year ended September 30, 2005. As of September 30, 2005, Tweeter held an 18.75% ownership interest in Tivoli.
      Distributions received from Tivoli amounted to $507,932, $737,933 and $1,570,126 for the years ended September 30, 2003, 2004 and 2005, respectively. For the years ended September 30, 2003, 2004 and 2005 the Company purchased $3,363,724, $3,901,493 and $1,596,320, respectively, of product from Tivoli. Amounts payable to Tivoli were $46,053, $77,037 and $75,235 at September 30, 2003, 2004 and 2005, respectively.
      On December 31, 2004, Tweeter made an initial investment of $300,000 in Sapphire, a manufacturer of consumer electronic products, to obtain a 25% ownership interest. This investment is being accounted for under the equity method of accounting. Distributions received from Sapphire amounted to $31,861 for the year ended September 30, 2005. For the year ended September 30, 2005 the Company purchased $5,177,716 of product from Sapphire. Amounts payable to Sapphire were $4,684 at September 30, 2005.
      On March 31, 2005, the Company entered into a sale-leaseback arrangement with Samuel Bloomberg, Chairman of Tweeter’s Board of Directors. Tweeter sold its Warwick, Rhode Island retail location at 1301 Bald Hill Road, Warwick, Rhode Island to Mr. Bloomberg for the sum of $2,962,000 and has entered into a 15-year lease agreement (with two successive five year options of extension) with Mr. Bloomberg. The Company will pay rent of $288,000 in each of lease years one through five, $316,800 in each of lease years six through ten, and $348,480 in each of the remaining five years of the lease term. Prior to entering into the transaction, Tweeter obtained three independent valuations for the facility. The Company recorded a $169,357 loss on the sale in its statement of operations for the year ended September 30, 2005.
      On April 28, 2005, the Company entered into an agreement to conduct certain store closing sales with Gordon Brothers Retail partners, LLC. Since 2001, Mr. Jeffrey Bloomberg, a member of Tweeter’s Board of Directors, has been with Gordon Brothers Group, LLC in the Office of the Chairman. The Company recorded $1,236,976 in fees associated with this agreement within restructuring charges and discontinued operations in the year ended September 30, 2005. As of September 30, 2005, all of these fees had been paid. Mr. Jeffrey Bloomberg and Samuel Bloomberg, Chairman of Tweeter’s Board of Directors, are brothers.
      On April 20, 2005, the Company entered into an agreement to negotiate possible lease terminations, sublease, assignment or other disposition of certain leases with DJM Asset Management, LLC, a Gordon Brothers Group company. Tweeter included $1,459,450 in estimated fees associated with this agreement within restructuring charges and discontinued operations in the year ended September 30, 2005. As of September 30, 2005 the Company had an accrued liability of $1,459,450 related to these fees.
      Mr. Jeffrey Bloomberg is a member of the Board of Directors of Nortek, Inc., which is a supplier for Tweeter. In fiscal 2005 Tweeter purchased approximately $4,920,409 of product from Nortek, Inc. and its subsidiaries and had amounts payable to Nortek, Inc. and its subsidiaries of approximately $947,874 at September 30, 2005.

14.	Investments
      The Company’s investments consist of the following:

	September 30,

	2004	2005

Available-for-sale equity securities	$166,451	$187,214
Equity investment in Tivoli	2,137,715	1,737,575
Equity investment in Sapphire	—	295,564

Total investments	$2,304,166	$2,220,353

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At September 30, 2003, 2004 and 2005, the unrealized gain, before income tax effect, on securities of $100,385, $166,451 and $187,214, respectively, was included in accumulated other comprehensive income reflected in stockholders’ equity.

15.	Quarterly Results of Operations (Unaudited)
      The following is a tabulation of the quarterly results of operations for the fiscal years ended September 30, 2004 and 2005. Amounts are in thousands, except per share data.

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2003	2004	2004	2004

Total revenue	$246,302	$182,750	$162,895	$173,333
Gross profit	93,767	71,793	63,833	68,166
Net income (loss) from continuing operations	5,382	(4,233)	(5,659)	(9,807)
Net income (loss)	5,107	(4,557)	(6,141)	(12,578)
Diluted earnings (loss) per share from continuing operations	0.22	(0.18)	(0.23)	(0.40)
Diluted earnings (loss) per share	0.21	(0.19)	(0.25)	(0.52)

	December 31,	March 31,	June 30,	September 30,
	2004	2005	2005	2005

Total revenue	$258,223	$182,039	$166,578	$188,250
Gross profit	103,760	74,279	63,280	72,335
Net income (loss) from continuing operations	5,636	(26,155)	(24,521)	(18,514)
Net income (loss)	4,942	(27,361)	(31,944)	(19,990)
Diluted earnings (loss) per share from continuing operations	0.23	(1.06)	(1.00)	(0.75)
Diluted earnings (loss) per share	0.20	(1.11)	(1.30)	(0.81)
      Net loss for the quarterly period ended March 31, 2005 includes a charge of $22.3 million to provide a full valuation allowance related to previously recorded net federal and state deferred tax assets. Net loss for the quarterly period ended June 30, 2005 includes a charge of $16.9 million to reflect a restructuring charge in connection with store closings.
*       *       *       *       *

EXHIBIT INDEX

(a)	Exhibit:

Exhibit No.	Description

3.1(9)	Amended and Restated Certificate of Incorporation of the Company.

3.2(9)	Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(9)	Amended and Restated By-Laws of the Company, as amended.

4.1(9)	Specimen Certificate representing the Company’s common stock.

4.2(9)	Shareholder’s Rights Agreement.

10.1(11)	2004 Long Term Incentive Plan.

10.2(10)	Employment Agreement between the Company and Samuel Bloomberg.

10.3(10)	Employment Agreement between the Company and Jeffrey Stone.

10.4(13)	Employment Agreement between the Company and Joseph McGuire.

10.5(10)	Severance Agreement between the Company and Philo Pappas.

10.6(13)	Employment Agreement between the Company and Judy Quye.

10.7(1)	Progressive Retailers Organization, Inc. Policy and Procedures Manual.

10.8(2)	Employee Stock Purchase Plan.

10.9(3)	Tweeter Home Entertainment Group Deferred Compensation Plan.

10.10(3)	Tweeter Home Entertainment Group Deferred Compensation Plan Adoption Agreement.

10.11(4)	Credit Agreement dated as of June 29, 2001 among the Company, Fleet National Bank and the other parties thereto.

10.12(5)	Third Amendment to Credit Agreement, dated as of May 31, 2002, among the Company, Fleet National Bank and the other parties thereto.

10.13(6)	Fourth Amendment to Credit Agreement dated as of September 27, 2002 among the Company, Fleet National Bank and the other parties thereto.

10.14(7)	Fifth Amendment to Credit Agreement dated as of January 29, 2003 among the Company, Fleet National Bank and the other parties thereto.

10.15(8)	Credit Agreement dated as of April 16, 2003, among the Company, Fleet National Bank and other parties thereto.

10.16(8)	Guarantee dated as of April 16, 2003, among the Company, Fleet National Bank and other parties thereto.
10.17(10)	Third Amendment to Credit Agreement, dated as of August 30, 2003, among the Company, Fleet National Bank and other parties thereto.
10.18(12)	Fifth Amendment to Credit Agreement, dated as of November 22, 2004, among the Company, Fleet National Bank and other parties thereto.
10.19(14)	Agreement between the Company and Tatum CFO Partners, LLP regarding the engagement of Paul Burmeister as interim Chief Financial Officer of the Company.
10.20(14)	Amended and Restated Senior Secured Revolving Credit Facility, dated as of July 25, 2005, among the Company, Bank of America and other parties thereto.

14(10)	Code of Ethics.

21(14)	Subsidiaries of the Company.

23(14)	Consent of Deloitte & Touche LLP.

31.1(14)	Rule 13a-14(a)/15d-14(a) Certification.

31.2(14)	Rule 13a-14(d)/15d-14(d) Certification.

32.1(14)	Section 1350 Certification.

32.2(14)	Section 1350 Certification.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-51015) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-70543) or amendments thereto and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed April 23, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 26, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed November 24, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on form 10K for the year ended September 30, 2004 and incorporated herein by reference.

(14)	Filed herewith.