Form 10-Q
period 2005-12-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2006-02-09
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT FEBRUARY 6, 2006
Common Stock, $.01 par value	25,077,214

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2005	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,831,142	$1,309,871	$2,181,540
Accounts receivable, net of allowance for doubtful accounts of $1,395,379, $1,400,172 and $617,693, respectively	40,438,782	28,189,414	32,690,271
Inventory	129,350,864	111,506,056	130,276,341
Deferred tax assets	—	—	7,338,656
Refundable income taxes	8,906,841	9,006,740	—
Prepaid expenses and other current assets	13,435,385	8,189,625	17,260,157

Total current assets	194,963,014	158,201,706	189,746,965
Property and equipment, net	112,058,621	115,306,933	126,882,908
Long-term investments	3,112,254	2,220,353	3,065,604
Deferred tax assets	—	—	11,792,841
Intangible assets, net	396,666	566,667	1,076,667
Goodwill	5,250,868	5,250,868	4,885,133
Other assets, net	2,267,469	2,470,599	2,150,451

Total Assets	$318,048,892	$284,017,126	$339,600,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$15,708,539	$9,278,849	$23,686,105
Current portion of deferred consideration	1,103,307	484,866	505,699
Accounts payable	37,531,699	34,885,458	39,175,677
Accrued expenses	55,716,731	48,775,158	39,862,346
Customer deposits	25,673,196	25,623,763	24,825,349
Deferred warranty	—	—	70,219

Total current liabilities	135,733,472	119,048,094	128,125,395
Long-term debt	65,055,686	62,617,263	35,791,036
Rent related accruals	16,859,175	16,939,556	11,186,122
Deferred consideration	2,424,330	2,545,547	2,909,196
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 26,383,244, 26,249,725 and 26,196,193 shares issued, respectively	263,832	262,497	261,962
Additional paid in capital	305,435,762	304,663,875	304,197,442
Unearned equity compensation	—	—	(31,983)
Accumulated other comprehensive income	123,716	112,329	96,902
Accumulated deficit	(206,175,310)	(220,488,691)	(141,194,308)
Treasury stock, 1,561,165, 1,577,698 and 1,660,343 shares, at cost, respectively	(1,671,771)	(1,683,344)	(1,741,195)

Total stockholders’ equity	97,976,229	82,866,666	161,588,820

Total Liabilities and Stockholders’ Equity	$318,048,892	$284,017,126	$339,600,569

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
Total revenue	$266,519,474	$258,222,884
Cost of sales	(157,282,481)	(154,463,236)

Gross profit	109,236,993	103,759,648
Selling, general and administrative expenses	93,660,208	94,113,170
Amortization of intangibles	170,000	170,000
Restructuring charges	83,243	—

Income from continuing operations	15,323,542	9,476,478
Interest expense	(1,386,991)	(543,800)
Interest income	36	13,434

Income from continuing operations before income taxes	13,936,587	8,946,112
Income tax provision	100,000	3,578,445

Income from continuing operations before income from equity investments	13,836,587	5,367,667
Income from equity investments	695,647	268,711

Net income from continuing operations	14,532,234	5,636,378
Discontinued operations:
Pre-tax loss from discontinued operations	(218,853)	(1,157,724)
Income tax benefit	—	(463,090)

Net loss from discontinued operations	(218,853)	(694,634)

Net income	$14,313,381	$4,941,744

Basic earnings per share:
Income from continuing operations	$0.59	$0.23
Loss from discontinued operations	(0.01)	(0.03)

Basic net income per share	$0.58	$0.20

Diluted earnings per share:
Income from continuing operations	$0.59	$0.23
Loss from discontinued operations	(0.01)	(0.03)

Diluted net income per share	$0.58	$0.20

Weighted average shares outstanding:
Basic	24,731,264	24,456,033

Diluted	24,845,671	24,737,778

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,313,381	$4,941,744
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,287,490	6,134,969
Stock-based compensation — vendor	191,000	—
Stock-based compensation — employee	169,375	43,744
Income from equity investment	(695,647)	(447,852)
Loss (gain) on disposal of property and equipment	60,820	(8,250)
Allowance for doubtful accounts	20,697	157,426
Tax benefit from options exercised	—	12,659
Deferred income tax provision	—	3,153,436
Amortization of deferred gain on sale leaseback	(11,211)	(11,211)
Impairment charge	140,183	—
Recognition of deferred lease incentives	(166,911)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,270,065)	(15,051,775)
Increase in inventory	(18,022,082)	(23,732,070)
Increase in prepaid expenses and other assets	(5,063,714)	(1,078,764)
Increase in accounts payable and accrued expenses	10,706,141	9,011,931
Increase in customer deposits	49,433	2,931,444
Decrease in deferred warranty	—	(23,406)
Increase in rent related accruals	90,148	125,944
Increase (decrease) in deferred consideration	497,224	(133,717)

Net cash used in operating activities	(3,703,738)	(13,973,748)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,067,524)	(7,834,892)
Proceeds from sale of property and equipment	—	8,250
Purchase of equity investments	—	(300,000)

Net cash used in investing activities	(4,067,524)	(8,126,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in amount due to bank	6,430,757	20,510,427
Net proceeds of long-term debt	2,437,356	780,510
Proceeds from options exercised	344,036	95,284
Proceeds from employee stock purchase plan	80,384	94,704

Net cash provided by financing activities	9,292,533	21,480,925

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,521,271	(619,465)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,309,871	2,801,005

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,831,142	$2,181,540

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”), included herein, should be read in conjunction with the consolidated financial statements and notes thereto included in Tweeter’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
2. Summary of Selected Accounting Policies
     The unaudited interim condensed consolidated financial statements of Tweeter have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation of the interim condensed consolidated financial statements have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. Tweeter typically records its highest revenue and income in its first fiscal quarter.
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
     Advertising — Gross advertising includes costs for advertising in electronic media, newspaper, buyer’s guides and direct mailings. Such costs are expensed when the media is first released. Cooperative advertising represents monies received from suppliers for specific advertising activities, under the guidelines expressed in Emerging Issues Task Force (“EITF”) 02-16, which reduces gross advertising expense. Below are the gross advertising expenses, cooperative advertising funds received and net advertising expenses for the three months ended December 31, 2005 and 2004.

	Three Months Ended
	December 31,
	2005	2004
Gross advertising expenses	$15,313,161	$19,660,792
Cooperative advertising funds received	(201,660)	(6,589)

Net advertising expenses	$15,111,501	$19,654,203

     Stock-based compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). Statement 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. The Company adopted Statement 123(R) on October 1, 2005. The Company chose the Modified Prospective Application (“MPA”) method for implementing Statement 123(R). Under the MPA method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of October 1, 2005 will be recognized as compensation cost over the remaining requisite service period. Prior periods will not be restated.

     Adoption of Statement 123(R) did not affect the Company’s cash flow or financial position but it did reduce its reported net income and earnings per share, since adopting Statement 123(R) results in the Company recording compensation cost for employee stock options and employee share purchase rights.
     On September 30, 2005 the Board of Directors approved the full acceleration of the vesting of each otherwise unvested outstanding stock option granted under the Company’s 1995 and 1998 Stock Option and Incentive Plans and its 2004 Long Term Incentive Plan for those grants whose strike price was higher than the closing market value of a share of the Company’s common stock on that date. As a result, options to purchase approximately 867,000 shares, including approximately 374,000 options held by the Company’s executive officers and directors, became immediately exercisable effective as of September 30, 2005.
     The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of Statement 123(R). As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with accelerated options by approximately $2.0 million in 2006, $653,000 in 2007 and $63,000 in 2008 under MPA.
     Prior to its adoption of Statement 123(R) the Company accounted for stock-based compensation in compliance with APB 25, which addressed the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company accounted for stock based compensation to employees using the intrinsic method. The Company provided disclosures based on the fair value as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees was accounted for under the fair value-based method as required by SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument was valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost was recognized and charged to operations over the service period, which was usually the vesting period.
     The Company included $169,375 in total stock-based compensation expense to employees in its condensed consolidated statement of operations for the three months ended December 31, 2005 as a result of the adoption of Statement 123(R). Prior to the adoption of Statement No. 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. In accordance with Statement No. 123(R), the Company revised its current year statement of cash flows presentation to report the excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were $0 of excess tax benefits from the exercise of non-qualified stock options for the three months ended December 31, 2005.
     For purposes of determining the disclosures required by Statement No. 123(R), the fair values of each stock option granted under the Company’s stock option plan and shares subject to purchase under the Employee Stock Purchase Plan (“ESPP”) in the three months ended December 31, 2005 were estimated on the date of grant and beginning of ESPP period, respectively, using the Black-Scholes option-pricing model. The weighted average grant date fair value of all stock option grants issued and ESPP shares for the three months ended December 31, 2005 was $1.93 and $1.45, respectively, using the following assumptions:

	Three Months Ended
	December 31, 2005
	Stock
	Option
	Plan	ESPP
Risk-free interest rate	4.24%	3.47%
Expected dividend yield	0.00%	0.00%
Expected life of option grants and ESPP shares (years)	4.33	0.25
Expected volatility of underlying stock	75.8%	89.3%
Expected forfeitures as percentage of total option grants and ESPP shares	7.0%	0.0%
     The risk-free rates for the stock option plan and ESPP are the weighted average of the yield rates on 5-year U.S. Treasury notes on the dates of the stock option grants and the yield rates on 3-month U.S. Treasury bills at the inception of each quarterly ESPP period, respectively. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life of the option grants is based on the Company’s analysis of its experience with its option grants. The expected life of the ESPP shares is 0.25 years, since shares are purchased through the plan on a quarterly basis. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the ESPP shares, respectively. The expected forfeitures as a percentage of total grants are based on the Company’s analysis of its experience with its option grants. The expected forfeitures as a percentage of total ESPP shares are zero due to the short-term nature of the plan. Under the true-up provisions of Statement 123(R) additional expense will be recorded if the actual forfeiture rate is lower than estimated and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.
     SFAS No. 123 requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior-year period.

Three Months Ended
December 31,
2004
Net income as reported	$4,941,744
Add:
Total stock-based employee compensation expense recorded, net of related tax effects	26,246
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,182,487)

Pro forma net income	$3,785,503

Earnings per share
Basic and diluted — as reported	$0.20

Basic and diluted — pro forma	$0.15

     For purposes of determining the disclosures required by SFAS No. 123, the fair value of each stock option granted in the three months ended December 31, 2004 under the Company’s stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of all stock option grants issued for the three months ended December 31, 2004 was $3.42, using the following assumptions:

Three Months Ended
December 31,
2004
Risk-free interest rate	3.35%
Expected dividend yield	0.00%
Expected life of option grants (years)	4.33
Expected volatility of underlying stock	83.2%
Expected forfeitures as percentage of total grants	7.0%
     During the three months ended December 31, 2005 the Company recorded stock-based compensation expense of $191,000 representing the value of common stock issued to a vendor.
3. Restructuring Charges
     During the third quarter of fiscal year 2005, the Company initiated a restructuring plan designed to close 19 underperforming stores and re-align its resources and cost structure.
     Thirteen of the closed stores were in markets where the Company continues to have a presence and accordingly, the results of their operations are included in continuing operations. The Company completed 12 of these store closings by June 28, 2005 and the remaining store closed on October 30, 2005. In fiscal year 2005 the Company recorded restructuring charges associated with these store closings totaling $16,563,514, including $6,331,402 of non-cash charges, principally related to impairment of fixed assets. In the first quarter of fiscal year 2006 the Company recorded a change in estimated costs associated with these store closings totaling $83,243. At December 31, 2005 the Company had accrued expenses associated with these store closings totaling $5,568,803, which the Company believes is adequate to cover charges associated with the remaining lease terminations and professional fees.
     In accounting for restructuring charges, the Company complied with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.
     The following is a summary of restructuring charge activity for the three months ended December 31, 2005:

	Termination
	and Other
	Related	Professional
	Charges	Fees	Severance	Total
Balance as of September 30, 2005	$6,394,552	$928,564	$8,992	$7,332,108
Change in estimate – revised assumptions	83,243	—	—	83,243
Payments	(1,725,959)	(111,597)	(8,992)	(1,846,548)

Balance as of December 31, 2005	$4,751,836	$816,967	$—	$5,568,803

     Lease termination and other related charges represent lease termination costs and accrued rent on certain closed stores. Professional fees include amounts paid to third parties in connection with the negotiation of lease terminations and with the liquidation of inventory for the closed stores. Non-cash charges include write-off of leasehold improvements and reversal of deferred lease incentives related to the closed stores.
4. Discontinued Operations
     In the third quarter of fiscal year 2005, as part of the restructuring plan described in Note 3, the Company closed or committed to close six stores in markets where the Company does not continue to have a presence. The Company completed these store closings by July 31, 2005. In fiscal year 2005 the Company recorded exit costs associated with these six store closings within discontinued operations totaling $6,291,420, including $2,012,280 of non-cash charges, principally related to impairment of fixed assets. Previously, in the fourth quarter of fiscal year 2004 the Company closed, sold or committed to close eight stores, all of which were closed by December 31, 2004. The Company recorded a change in estimated costs associated with all these store closings totaling $218,853 and $150,720 for the three months ended December 31, 2005 and December 31, 2004, respectively, consisting of lease termination and other rent related charges. At December 31, 2005 the Company had accrued expenses associated with these store closings totaling $1,984,887, which the Company believes is adequate to cover charges associated with the remaining lease terminations and professional fees for the stores closed in fiscal year 2005.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Prior year information has been reclassified to conform to current year presentation. Revenue from the closed stores amounted to $4,236,999 for the three months ended December 31, 2004. There was no revenue from the closed stores for the three months ended December 31, 2005.

	Lease
	Termination
	and Other
	Related	Professional
	Charges	Fees	Severance	Total
Balance as of September 30, 2005	$1,565,310	$530,885	$6,653	$2,102,848
Change in estimate – revised assumptions	218,853	—	—	218,853
Payments	(203,640)	(126,521)	(6,653)	(336,814)

Balance as of December 31, 2005	$1,580,523	$404,364	$—	$1,984,887

     Lease termination and other related charges represent lease termination costs and accrued rent on certain closed stores. Professional fees include amounts paid to third parties in connection with the negotiation of lease terminations and with the liquidation of inventory for the closed stores. Non-cash charges include write-off of leasehold improvements and reversal of deferred lease incentives related to the closed stores.
5. Income Taxes
     SFAS No. 109, Accounting for Income Taxes, requires the Company to provide a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” In March 2005 the Company recorded a full valuation allowance and has continued to record such an allowance through December 31, 2005 based upon its determination that it was more likely than not that it would not realize the deferred tax benefits related to those assets. The Company based that determination, in part, on its prior three years of losses and consideration of store closings. As of December 31, 2005 the Company provided a valuation allowance of approximately $39.9 million related to net federal and state deferred tax assets. In future periods the Company will re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary. Further, based on the availability of net operating losses being carried forward, the Company did not record any federal tax provision on fiscal year 2006 income but has provided a provision for certain state tax exposures.
6. Net Income per Share
     Basic earnings (loss) per share are calculated based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share are based on the weighted average number of common shares outstanding plus dilutive potential common shares (common stock options and warrants). Common stock options and warrants are not included in the earnings (loss) per share calculation when their exercise price is greater than the average market price for the period.
     The following is a reconciliation of the weighted average shares outstanding for basic and diluted earnings per share from continuing operations:

	Three Months Ended
	December 31,
	2005	2004
Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$14,532,234	$5,636,378
Denominator:
Weighted-average shares outstanding	24,731,264	24,456,033

Basic net income per share	$0.59	$0.23

Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$14,532,234	$5,636,378
Denominator:
Weighted-average shares outstanding	24,845,671	24,737,778

Diluted net income per share	$0.59	$0.23

Anti-dilutive options and warrants not included in earnings per share calculation	3,930,138	5,049,659

Exercise price range of anti-dilutive options and warrants
Low	$5.18	$6.90
High	$32.13	$32.13
7. Comprehensive Income
     Comprehensive income for the three months ended December 31, 2005 and December 31, 2004 was as follows:

	Three Months Ended
	December 31,
	2005	2004
Net income	$14,313,381	$4,941,744
Change in fair value of long-term investments	11,388	(2,968)
Change in fair value of interest rate forward contract	—	(15,521)

Comprehensive income	$14,324,769	$4,923,255

8. Related-Party Transactions
     Tweeter held an 18.75% and 25% ownership interest in Tivoli Audio, LLC (“Tivoli”), a manufacturer of consumer electronic products, as of December 31, 2005 and 2004, respectively. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of operations. There were no distributions received from Tivoli for the three months ended December 31, 2005 or 2004. The Company purchased inventory from Tivoli costing approximately $922,714 and $693,000 during the three months ended December 31, 2005 and 2004, respectively, and had amounts payable to Tivoli of approximately $1,271 and $15,100 at December 31, 2005 and 2004, respectively.
     On December 31, 2004, Tweeter made an initial investment of $300,000 in Sapphire Audio, LLC (“Sapphire”), a manufacturer of consumer electronic products, to obtain a 25% ownership interest. This investment is being accounted for under the equity method of accounting. There were no distributions received from Sapphire for the three months ended December 31, 2005. The Company purchased inventory from Sapphire costing $3,985,103 during the three months ended December 31, 2005. Amounts receivable from Sapphire were $198,762 at December 31, 2005, reflecting prepayments on purchases of inventory.

     On April 20, 2005, the Company entered into an agreement with DJM Asset Management, LLC, a Gordon Brothers Group company, to negotiate possible lease terminations, sublease, assignment or other disposition of certain leases. Since 2001, Mr. Jeffrey Bloomberg, a member of Tweeter’s Board of Directors, has been with Gordon Brothers Group LLC in the Office of the Chairman. Mr. Jeffrey Bloomberg and Samuel Bloomberg, Chairman of Tweeter’s Board of Directors, are brothers. Tweeter included $1,459,450 associated with this agreement within restructuring charges and discontinued operations in the year ended September 30, 2005. As of December 31, 2005 the Company had an accrued liability of $1,221,331 related to these fees.
     Mr. Jeffrey Bloomberg is a member of the Board of Directors of Nortek, Inc. (“Nortek”), which is a supplier for Tweeter. The Company purchased inventory from Nortek and its subsidiaries costing approximately $2,305,620 during the three months ended December 31, 2005 and had amounts payable to Nortek and its subsidiaries of approximately $515,340 at December 31, 2005.
9. Subsequent events
     On January 17, 2006, the Company entered into a sale-leaseback arrangement with Tweet Canton LLC, an un-related party. The Company sold its Canton, Massachusetts warehouse and corporate properties, including land and related leasehold improvements, located at 10 and 40 Pequot Way, Canton, Massachusetts to Tweet Canton LLC for the sum of $13,750,000 and the Company entered into a 16-year lease agreement (with three successive ten year options of extension) with Tweet Canton LLC. Under the new lease agreement the Company will make rental payments of $1,200,000 in year one of the lease, $1,220,000 in year two of the lease, $1,230,000 in year three of the lease, $1,240,000 in each of lease years four through ten, and $1,325,000 in each of the remaining six years of the lease term. The Company received approximately $13.6 million associated with this transaction, net of related fees, which were used to pay down existing debt. The Company will record a deferred gain of approximately $4.6 million on the sale in its statement of operations for the three months and six months ended March 31, 2006, which will be amortized over the life of the lease.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     We are a specialty retailer of mid- to high-end audio and video consumer electronics products. As of December 31, 2005, we operated 157 stores under the Tweeter, hifi Buys, Sound Advice, Showcase Home Entertainment and Hillcrest names. Our stores are located in the following markets: New England, the Mid-Atlantic, the Southeast (including Florida), Texas, Chicago, Southern California, Phoenix and Las Vegas.
     During the third quarter of fiscal year 2005 we initiated a restructuring plan designed to close 19 underperforming stores and re-align our resources and cost structure. As of January 31, 2006 we had executed 11 lease termination agreements or sublet agreements, were in the process of completing negotiations on three locations and had five locations remaining to be negotiated and finalized.
     Six of the 19 stores we closed were in stand-alone markets and, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Fiscal year 2005 information has been reclassified to conform to the current year presentation. Revenue from the stores included in discontinued operations amounted to $4,236,999 for the three months ended December 31, 2004. There was no revenue from these stores for the three months ended December 31, 2005. Discontinued stores are excluded from the comparable store sales calculation.
     The remaining 13 stores were deemed part of continuing operations and the costs associated with their closing were treated as a restructuring charge. In fiscal year 2005 we recorded restructuring charges associated with these 13 store closings totaling $16,563,514, including $6,331,402 of non-cash charges, principally related to impairment of fixed assets. In the first quarter of fiscal year 2006 we recorded additional incremental costs for these 13 store closings totaling $83,243. At December 31, 2005 we had accrued expenses associated with these 13 store closings totaling $5,568,803, which we believe is adequate to cover costs associated with the remaining lease terminations and professional fees. Revenue from these 13 stores amounted to $8,567,993 for the three months ended December 31, 2004. We had $175,268 of revenue from these stores for the three months ended December 31, 2005. We have excluded sales from these 13 closing stores from the comparable store calculation for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.
     Our operations, as is common with other retailers, follow a seasonal pattern. Historically, we realize more of our revenue and net income in our first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. Our selling expenses and administrative expenses remain relatively fixed during the year, while our revenues fluctuate in accordance with the seasonal patterns. As a result of the seasonal patterns, our net income in any interim quarter will fluctuate dramatically, and one should not rely on our interim results as indicative of our results for the entire fiscal year.
     We use the term “comparable store sales” to compare the year-over-year sales performance of our stores. We include a store in comparable store sales after it has been in operation for 12 full months, while we include an acquired store after 12 full months from the acquisition date. In addition, comparable store sales include Internet-originated sales. We exclude remodeled or relocated stores from comparable store sales until they have been operating for 12 full months from the date we completed the remodeling or the date the store re-opened after relocation. Stores that are part of discontinued operations are also excluded from comparable store sales.
RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004
     Total Revenue — Our total revenue includes delivered merchandise, home installation labor, commissions on service contracts sold, completed service center work orders, direct business-to-business sales, delivery charges and Internet-originated sales. Our total revenue from continuing operations increased $8.3 million, or 3.2%, to $266.5 million for the three months ended December 31, 2005 from $258.2 million for the three months ended December 31, 2004. Our comparable store sales increased $13.3 million, or 5.6%. We generated sales of $5.3 million from new stores opened for less than 12 months. We recorded a decrease in sales of $10.1 million related to stores that closed and are included in continuing operations.
     For the three months ended December 31, 2005 we saw a continuation of recent sales trends. Retail revenue increased in our video category, led by higher sales of flat panel televisions, which grew to 34.1% of our total retail revenue for the period, compared to 23.9% for the three months ended December 31, 2004. This increase was partially offset by declining revenue from camcorders, a category we no longer offer for sale, TV monitors, projection TVs and DVD equipment. Revenue from our audio and mobile categories also declined compared to the same quarter last year. The increase in flat panel television sales fueled an increase in our home installation labor revenue, which grew to 5.5% of our total retail revenue for the period, compared to 4.2% in the same quarter last year.
     Cost of Sales and Gross Profit — Our cost of sales includes merchandise costs, delivery costs, distribution costs, home installation labor costs, purchase discounts and vendor allowances. Our cost of sales related to continuing operations increased $2.8 million, or 1.8%, to $157.3 million for the three months ended December 31, 2005 from $154.5 million for the three months ended December 31, 2004. Our gross profit increased $5.4 million, or 5.3%, to $109.2 million for the three months ended December 31, 2005 from $103.8 million for the three months ended December 31, 2004. Our gross margin percentage increased to 41.0% for the three months ended December 31, 2005 from 40.2% for the three months ended December 31, 2004. This increase is primarily the result of an increase in revenue from home installation labor, which carries a higher gross profit than sales of our merchandise, and increased volume discounts from certain key vendors.
     Selling, General and Administrative Expenses — Our selling, general and administrative expenses (“SG&A”) include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses, credit card fees and the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Our SG&A expenses declined $0.4 million, or 0.4%, to $93.7 million for the three months ended December 31, 2005 from $94.1 million for the three months ended December 31, 2004. As a percentage of total revenue, our SG&A expenses decreased to 35.1% for the three months ended December 31, 2005 from 36.4% for the three months ended December 31, 2004. The decrease in our selling expenses was mainly the result of a decrease in our net advertising expenses, which were $4.5 million lower than in the three months ended December 31, 2004 as a result of a new, more sharply focused advertising strategy that deployed less newspaper advertising. This reduction was partially offset by increased compensation costs, largely attributable to commissions and accrued bonuses associated with the increase in sales and profitability, and certain other expenses, such as credit card expenses, which are also affected by higher sales.
     Amortization of Intangibles — We incurred amortization of intangibles expense of $170,000 for the three months ended December 31, 2005 and 2004.
     Restructuring Charges — We incurred restructuring charges associated with the closing of 13 of the 19 stores described above totaling $83,243 for the three months ended December 31, 2005. The restructuring charges are related to additional expenses for lease termination fees and rent.
     Interest Expense — Our interest expense increased to $1,386,991 for the three months ended December 31, 2005 compared to $543,800 for the three months ended December 31, 2004. Our interest expense increased due to an increase in our borrowings and higher interest rates.
     Income from Equity Investment — Our income from equity investment increased to $695,647 for the three months ended December 31, 2005 from $268,711 for the three months ended December 31, 2004. This is due to the increased profitability in Tivoli, LLC (“Tivoli”). We owned 18.75% and 25% of Tivoli for the three months ended December 31, 2005 and 2004, respectively. Our income from equity investment for the three months ended December 31, 2005 also reflects our 25% ownership of Sapphire Audio, LLC, which was acquired on December 31, 2004 and whose operating results were not material.
     Income Taxes — SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2005, we provided a full valuation allowance of approximately $39.9 million related to net federal and state net deferred tax assets. The effective tax rate for the three months ended December 31, 2005 and 2004 was 0.7% and 40.0%, respectively.
     Discontinued Operations — In the third quarter of fiscal year 2005, we closed or committed to close six stores classified as discontinued operations. In the fourth quarter of fiscal year 2004 we closed or committed to close eight stores classified as discontinued operations. The decision to exit these stores was primarily related to poor operating results. Prior year information has been reclassified to conform to current year presentation. The incremental cost related to these store closings amounted to $218,853 and $150,720 for the three months ended December 31, 2005 and December 31, 2004, respectively. Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $4,236,999 for the three months ended December 31, 2004. There was no revenue from closed stores included in pre-tax loss from discontinued operations for the three months ended December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash needs are primarily to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores, remodeling or relocating older stores and, in recent years, to fund operating losses.
     Our net cash used in operating activities was $3.7 million for the three months ended December 31, 2005. We used $18.0 million to increase inventory and our accounts receivable increased $12.3 million while we had net income of $14.3 million and increased accounts payable and accrued expenses by $10.7 million. The increase of inventory was due to a seasonal build-up and to support the continuation of our recent trend of higher comparable store sales. Although our inventory has increased, we improved our cash conversion cycle, as we ended the quarter at 76 days compared to 81 a year ago, a 5 day improvement year over year. The increase of accounts receivable was due to increases in credit card receivables, associated with higher credit card sales, and slower collection efforts relating to receivables from our suppliers, which were adversely affected by resources being committed to the implementation of our new financial systems and our Sarbanes-Oxley compliance efforts. We expect to catch up with our collections within the next few months. The increase in accounts payable is associated with the increase in inventory.
     Our cash used in investing activities for the three months ended December 31, 2005 was $4.1 million, all for capital expenditures, as follows: $1.2 million to pay for fiscal year 2005 capital expenditures that were accrued for at September 30, 2005, consisting primarily of $1.0 million for information technology, and $2.9 million for fiscal year 2006 capital expenditures, consisting of $0.7 million to remodel and renovate existing stores, $0.4 million for new stores, $0.6 million for information technology, $0.7 million for vehicles and $0.5 million on all other capital expenditure programs. Capital expenditures for the full fiscal year 2006 are projected to be $25.0 million, including $7.5 million to remodel and renovate existing stores, $5.0 million for new stores, $5.0 million for information technology, $3.0 million for vehicles to support our expanding home installation business and distribution centers and $4.5 million for all other capital expenditure programs.
     Our net cash provided by financing activities during the three months ended December 31, 2005 was $9.3 million. The increase in the short-term portion of long-term debt was $6.4 million and proceeds of long-term debt were $2.4 million.
     Our senior secured revolving credit facility (“credit facility”), as amended July 25, 2005, provides for up to $90 million in revolving credit loans and $13 million in term loans. The credit facility is secured by substantially all of our assets and contains various covenants and restrictions, including that: (i) we cannot create, incur, assume or permit additional indebtedness, (ii) we cannot create, incur, assume or permit any lien on any property or asset, (iii) we cannot merge or consolidate with any other person or permit any other person to merge or consolidate with us, (iv) we cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) we cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) we cannot declare or make any restricted payments, which includes any dividend or certain other distributions. Borrowings are restricted to applicable advance rates based principally on eligible receivables, inventory and real estate values, reduced by a $5 million reserve, a portion of customer deposits and outstanding letters of credit. At December 31, 2005, $25.6 million was available for future borrowings. The facility expires on April 1, 2008.
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
     Our weighted average interest rates on all outstanding borrowings for the three months ended December 31, 2005 and 2004 were approximately 6.7% and 4.3%, respectively.
     On January 17, 2006, we entered into a sale-leaseback arrangement with Tweet Canton LLC, an un-related party, with respect to our warehouse and corporate properties, including land and related leasehold improvements, located at 10 and 40 Pequot Way, Canton, Massachusetts. We received approximately $13.6 million, net of related fees, for the sale of these properties, which we used to pay down existing debt. Future lease commitments amount to $1.2 million in each of years one to ten of the lease and $1.3 million in each of the remaining six years of the lease term.
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
FORWARD-LOOKING STATEMENTS
     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including our growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in our Annual Report on Form 10-K filed on December 29, 2005, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The principle market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.
     At December 31, 2005 we had $80.8 million of variable rate borrowings outstanding under our revolving credit facility and term loans. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $561,000 annual impact on our income and cash flows.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. Based on such evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K filed on December 29, 2005, the Company’s disclosure controls and procedures were not effective as of December 31, 2005.
     Changes in Internal Control over Financial Reporting. In an effort to remediate the identified material weaknesses and other deficiencies in internal controls over financial reporting that were described in the Company’s Annual Report on form 10-K filed on December 29, 2005, the Company has taken the following actions regarding internal control over financial reporting:
     • The Company is in the process of adding resources to its accounting and finance staff. The Company is actively recruiting to add staff with financial reporting and internal control expertise and the Company expects to add an adequate number of experienced finance and accounting personnel to eliminate the delays in the financial statement preparation and other issues that have occurred in the past. In addition, training of the finance and accounting staff will be formalized and enhanced. The Company has also engaged outside consultants to augment its staff and to add internal control expertise.
     • The Company implemented a new Enterprise Resource Planning (“ERP”) system in May 2005, specifically to address the control issues inherent in its historical systems and processes. The Company continues to implement additional controls and processes inherent in that system to improve controls over financial reporting. As the Company gains experience in utilizing the new ERP system, the control environment continues to improve. In 2006, it is expected that the Company will have tested the controls inherent in its ERP system to address certain of the material weaknesses cited above.
     • The Company has re-emphasized to store, distribution center, and corporate personnel the importance of controls surrounding the accurate and timely reporting and approval of information to the corporate office, and has begun a program of education and audit to ensure that these controls are understood and uniformly applied. This re-emphasis, when combined with the new ERP functionality, is expected to eliminate certain of those weaknesses cited above.
     • The Company has taken steps to correct weaknesses relating to system access, segregation of duties, supervisory controls, and control over spreadsheets.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Ex. 31.2	Certification of interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Ex. 32.2	Certification of interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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
Date: February 9, 2006