Form 10-K/A
period 2005-09-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2006-04-11
CIK 1060390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
COMMISSION FILE NUMBER 0-24091

Tweeter Home Entertainment Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	04-3417513 (I.R.S. Employer Identification No.)
40 Pequot Way
Canton, MA 02021
(Address of principal executive offices)
(781) 830-3000
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $.01 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

EXPLANATORY NOTE
SIGNATURES
Ex-31.1 Certification of CEO
Ex-31.2 Certification of Acting CFO

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on December 29, 2005, is being filed in response to a comment received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission, and amends Exhibits 31.1 and 31.2.
This Amendment No. 1 amends both Exhibits 31.1 and 31.2 by inserting a new paragraph 4.b) in each Exhibit. No other information in our annual report on Form 10-K as filed on December 29, 2005 with the SEC is amended hereby, all such information continues to speak as of the date of the Original Filing, and, except for the amendment of Exhibits 31.1 and 31.2, this Amendment No. 1 does not update the disclosure contained in the Original Filing to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tweeter Home Entertainment Group, Inc.

By:	/s/ Joseph McGuire

Joseph McGuire
President and Chief Executive Officer and Acting Chief Financial Officer
Date: April 11, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Samuel Bloomberg Samuel Bloomberg	Chairman of the Board	April 11, 2006

By:	/s/ Jeffrey Stone Jeffrey Stone	Director	April 11, 2006

By:	/s/ Michael Cronin Michael Cronin	Director	April 11, 2006

By:	/s/ Jeffrey Bloomberg Jeffrey Bloomberg	Director	April 11, 2006

By:	/s/ Matthew Bronfman Matthew Bronfman	Director	April 11, 2006

By:	/s/ Steven Fischman Steven Fischman	Director	April 11, 2006

By:	/s/ John Mahoney John Mahoney	Director	April 11, 2006

36