Form 10-Q
period 2006-03-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2006-05-09
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS Common Stock, $0.01 par value	OUTSTANDING AT May 5, 2006 25,457,464

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2006	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,373,505	$1,309,871	$1,368,569
Accounts receivable, net of allowance for doubtful accounts of $1,564,543, $1,400,172 and $681,874, respectively	26,491,100	28,189,414	23,940,644
Inventory	110,955,560	111,506,056	108,733,209
Refundable income taxes	8,896,841	9,006,740	10,366,321
Prepaid expenses and other current assets	6,999,724	8,189,625	6,529,864

Total current assets	157,716,730	158,201,706	150,938,607
Property and equipment, net	101,606,848	115,306,933	128,144,932
Long-term investments	2,714,578	2,220,353	3,372,071
Intangible assets, net	226,666	566,667	906,667
Goodwill	5,250,868	5,250,868	4,885,133
Other assets, net	1,968,456	2,470,599	1,820,676

Total Assets	$269,484,146	$284,017,126	$290,068,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,129,461	$9,278,849	13,989,526
Current portion of deferred consideration	476,533	484,866	493,199
Accounts payable	27,066,332	34,885,458	28,134,140
Accrued expenses	44,069,462	48,775,158	30,756,574
Customer deposits	19,987,003	25,623,763	19,949,805
Deferred warranty	—	—	46,812

Total current liabilities	101,728,791	119,048,094	93,370,056
Long-term debt	43,525,989	62,617,263	43,816,413
Rent related accruals	21,278,902	16,939,556	15,483,883
Deferred consideration	2,303,113	2,545,547	2,787,980
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 26,749,952, 26,249,725 and 26,243,693 shares issued, respectively	267,500	262,497	262,437
Additional paid in capital	307,756,160	304,663,875	304,533,247
Unearned equity compensation	—	—	(1,410)
Accumulated other comprehensive income	131,792	112,329	100,556
Accumulated deficit	(205,843,184)	(220,488,691)	(168,555,005)
Treasury stock, 1,551,373, 1,577,698 and 1,644,452 shares, at cost, respectively	(1,664,917)	(1,683,344)	(1,730,071)

Total stockholders’ equity	100,647,351	82,866,666	134,609,754

Total Liabilities and Stockholders’ Equity	$269,484,146	$284,017,126	$290,068,086

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Total revenue	$187,235,170	$182,039,473	$453,754,644	$440,262,357
Cost of sales	(106,643,359)	(107,760,802)	(263,925,840)	(262,224,038)

Gross profit	80,591,811	74,278,671	189,828,804	178,038,319
Selling, general and administrative expenses	79,147,594	81,259,825	172,807,802	175,372,995
Amortization of intangibles	170,000	170,000	340,000	340,000
Restructuring charges	400,287	—	483,530	—

Income (loss) from continuing operations	873,930	(7,151,154)	16,197,472	2,325,324
Interest expense	(1,112,634)	(684,432)	(2,499,625)	(1,228,232)
Interest income	207	607	243	14,041

Income (loss) from continuing operations before income taxes	(238,497)	(7,834,979)	13,698,090	1,111,133
Income tax provision	10,000	18,342,093	110,000	21,920,538

Income (loss) from continuing operations before income from equity investments	(248,497)	(26,177,072)	13,588,090	(20,809,405)
Income from equity investments	490,384	22,234	1,186,031	290,945

Net income (loss) from continuing operations	241,887	(26,154,838)	14,774,121	(20,518,460)
Discontinued operations:
Pre-tax income (loss) from discontinued operations	90,239	(742,769)	(128,614)	(1,900,493)
Income tax provision	—	463,090	—	—

Net income (loss) from discontinued operations	90,239	(1,205,859)	(128,614)	(1,900,493)

Net income (loss)	$332,126	$(27,360,697)	$14,645,507	$(22,418,953)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$(1.06)	$0.60	$(0.83)
Loss from discontinued operations	—	(0.05)	(0.01)	(0.08)

Basic net income (loss) per share	$0.01	$(1.11)	$0.59	$(0.91)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$(1.06)	$0.59	$(0.83)
Loss from discontinued operations	—	(0.05)	(0.01)	(0.08)

Diluted net income (loss) per share	$0.01	$(1.11)	$0.58	$(0.91)

Weighted average shares outstanding:
Basic	25,038,614	24,561,204	24,882,751	24,508,041

Diluted	25,602,697	24,561,204	25,191,800	24,508,041

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,645,507	$(22,418,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,451,908	12,281,200
Accretion expense	119,662	—
Stock-based compensation — vendor	191,000	—
Stock-based compensation — employee	370,431	74,317
Income from equity investment	(1,186,031)	(484,908)
Distributions from equity investment	416,559	—
Loss on disposal of property and equipment	472,977	29,890
Allowance for doubtful accounts	349,934	232,658
Tax benefit from options exercised	—	43,568
Deferred income tax provision	—	22,282,497
Amortization of deferred gain on sale leaseback	(100,299)	(22,421)
Recognition of deferred lease incentives	(315,122)	—
Changes in operating assets and liabilities:
Accounts receivable	1,348,380	(6,377,380)
Inventory	407,162	(2,452,259)
Prepaid expenses and other assets	1,995,765	(454,573)
Accounts payable and accrued expenses	(11,475,281)	(11,135,382)
Customer deposits	(5,636,760)	(1,944,096)
Deferred warranty	—	(46,813)
Rent related accruals	124,823	338,574
Deferred consideration	(376,043)	(267,433)

Net cash provided by (used in) operating activities	13,804,572	(10,321,514)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,577,711)	(14,111,185)
Proceeds from sale-leaseback transaction, net of fees	13,521,951	—
Proceeds from sale of property and equipment	1,200	3,174,045
Purchase of equity investments	—	(300,000)

Net cash provided by (used in) investing activities	4,945,440	(11,237,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to bank	851,843	10,815,418
Net (repayments) proceeds of long-term debt	(19,092,505)	8,804,317
Proceeds from options exercised	2,408,646	336,534
Proceeds from employee stock purchase plan	145,638	169,949

Net cash (used in) provided by financing activities	(15,686,378)	20,126,218

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,063,634	(1,432,436)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,309,871	2,801,005

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,373,505	$1,368,569

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited interim condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation of the interim condensed consolidated financial statements have been included. Operating results for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. Tweeter typically records its highest revenue and income in its first fiscal quarter.
     Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
     Certain reclassifications have been made in the prior periods’ Consolidated Financial Statements to conform to the presentation for the three and six-month periods ended March 31, 2006. These adjustments relate to the reclassification for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For further discussion regarding discontinued operations, see Note 5 below.
2. Summary of Selected Accounting Policies
     Inventory- Inventory, which consists primarily of goods purchased for resale, is stated at the lower of average cost or market. The Company capitalizes distribution center operating costs in its inventory. These distribution center operating costs include compensation, occupancy, vehicle, supplies and maintenance, utilities, depreciation, insurance and other distribution center-related expenses.
     Long-Term Investments- Long-term investments consist of investments in marketable equity securities and investments in two privately held companies. Marketable equity securities are stated at fair value and classified as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in accumulated other comprehensive income, which is reflected in stockholders’ equity.
     The investments in the privately held companies are accounted for under the equity method. The Company’s proportionate part of the intercompany profits and losses relating to inventory purchased from its equity method investees are eliminated until realized as the Company does not have a controlling interest in its equity method investees. Inventory is purchased on an arm’s length basis.
     Revenue Recognition- Revenue from merchandise sales is recognized upon shipment or delivery of goods. The Company sells its products directly to retail customers, through its direct business-to-business division and through its Internet web site. Generally, revenue from products sold in its retail stores is recognized at the point of sale, when transfer of title takes place and the customer receives the product. In some instances, customers request the product be delivered to specified locations, in which case revenue is recognized when the customer receives the product. Products sold through the Company’s business-to-business division and Internet web site are shipped “free on board” shipping point and the related revenues are recognized upon shipment.
     Service revenue is recognized when the repair service is completed. Revenue from installation labor is recognized as labor is provided.
     The Company sells extended warranties provided by third-parties. The Company receives a commission from the third-party provider, which is recorded as revenue at the time the related product is shipped or delivered.
     The Company records a sales returns reserve to reflect estimated sales returns after the period.

3. Stock Based Compensation
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
     The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of Statement 123(R). As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would have been required to record in connection with accelerated options by approximately $2.0 million in 2006, $653,000 in 2007 and $63,000 in 2008 under the MPA method.
     Prior to its adoption of Statement 123(R) the Company accounted for stock-based compensation in compliance with APB 25, which addressed the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company accounted for stock based compensation to employees using the intrinsic method and provided disclosures under the fair value-based method, as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees was accounted for under the fair value-based method as required by SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument was valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost was recognized and charged to operations over the service period, which was usually the vesting period.
     The Company included $201,056 and $370,431 in total stock-based compensation expense to employees in its condensed consolidated statement of operations for the three and six months ended March 31, 2006, respectively, as a result of the adoption of Statement 123(R). Prior to the adoption of Statement No. 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. In accordance with Statement No. 123(R), the Company now reports its current year excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were no excess tax benefits recorded from the exercise of non-qualified stock options for the six months ended March 31, 2006.
     For purposes of recording stock option-based compensation expense as required by Statement No. 123(R), the fair values of each stock option granted under the Company’s stock option plan for the three and six months ended March 31, 2006 were estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued for the three and six months ended March 31, 2006 was $3.85 and $2.11, respectively.

     For purposes of recording Employee Stock Purchase Plan (“ESPP”) compensation expense as required by Statement No. 123(R), the fair values of each share subject to purchase under the ESPP for the three and six months ended March 31, 2006 were estimated as of the beginning of the ESPP period using the Black-Scholes option-pricing model. The weighted average fair value of all ESPP shares issued for the three and six months ended March 31, 2006 was $2.13 and $1.70, respectively.
     The fair values of all stock option grants and ESPP shares issued were determined using the following assumptions:

	Three Months Ended		Six Months Ended
	March 31, 2006		March 31, 2006
	Stock		Stock
	Option		Option
	Plan	ESPP	Plan	ESPP
Risk-free interest rate	4.4%	4.0%	4.2%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of option grants and ESPP shares (years)	5.17	0.25	5.17	0.25
Expected volatility of underlying stock	80.2%	100.4%	77.9%	93.5%
Expected forfeitures as percentage of total option grants and ESPP shares	5.7%	0.0%	5.7%	0.0%
     The risk-free rates for the stock option plan and ESPP are the weighted average of the yield rates on 5-year U.S. Treasury notes on the dates of the stock option grants and the yield rates on 3-month U.S. Treasury bills at the inception of each quarterly ESPP period, respectively. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life of the option grants is based on the Company’s analysis of its experience with its option grants. The expected life of the ESPP shares is 0.25 years, since shares are purchased through the plan on a quarterly basis. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the ESPP shares, respectively. The expected forfeitures as a percentage of total grants are based on the Company’s analysis of its experience with its option grants and ESPP shares, respectively. Under the true-up provisions of Statement 123(R) additional expense will be recorded if the actual forfeiture rate is lower than estimated and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.
     SFAS No. 123 requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options and ESPP shares had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior-year periods.

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
Net loss as reported	$(27,360,697)	$(22,418,953)
Add:
Total stock-based employee compensation expense recorded, net of related tax effects	30,573	74,317
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,147,318)	(2,329,805)

Pro forma net loss	$(28,477,442)	$(24,674,441)

Loss per share
Basic and diluted — as reported	$(1.11)	$(0.91)

Basic and diluted — pro forma	$(1.16)	$(1.01)

     For purposes of determining the disclosures required by SFAS No. 123, the fair values of each stock option granted in the three and six months ended March 31, 2005 under the Company’s stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not issue any stock option grants during the three months ended March 31, 2005. The weighted average grant date fair value of all stock option grants issued for the six months ended March 31, 2005 was $3.19, using the following assumptions:

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
Risk-free interest rate	—	3.4%
Expected dividend yield	—	0.0%
Expected life of option grants (years)	—	10.00
Expected volatility of underlying stock	—	83.2%
Expected forfeitures as percentage of total grants	—	7.0%
     During the three and six months ended March 31, 2006 the Company recorded stock-based compensation expense of $0 and $191,000, respectively, representing the value of common stock issued to a vendor.
     Stock Option Activity
     A summary of award activity under the stock option plans as of March 31, 2006 and changes during the 3-month period is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at December 31, 2005	3,942,686	$6.92
Granted	44,094	6.80
Exercised	(364,864)	5.64
Forfeited or expired	(137,732)	10.02

Outstanding at March 31, 2006	3,484,184	$6.93

Exercisable at March 31, 2006	2,821,959	$7.65

     A summary of award activity under the stock option plan as of March 31, 2006 and changes during the 6-month period is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at September 30, 2005	3,601,505	$7.21
Granted	728,159	3.81
Exercised	(460,227)	5.23
Forfeited or expired	(385,253)	5.67

Outstanding at March 31, 2006	3,484,184	$6.93

Exercisable at March 31, 2006	2,821,959	$7.65

     The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
		Weighted-	Average			Weighted-	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
Range of Exercise Prices	Shares	Price	Term (Years)	Value	Shares	Price	Term (Years)	Value
$ 2.70 - $ 4.38	651,122	$3.59	9.5	$2,764,722	42,536	$3.54	9.3	$182,742
$ 4.70 - $ 5.64	995,535	5.43	6.5	2,395,129	985,990	5.44	6.4	2,369,739
$ 5.90 - $ 7.18	685,209	6.04	6.6	1,230,935	643,209	6.00	6.4	1,184,475
$ 7.27 - $ 8.05	757,313	7.84	5.1	101,837	755,219	7.84	5.1	101,837
$12.00-$32.13	395,005	$15.95	1.2	$—	395,005	$15.95	1.2	$—
     The weighted average remaining contractual life of options exercisable at March 31, 2006 was 5.4 years.
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $7.84 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total of in-the-money options exercisable as of March 31, 2006 was 1,851,517.
     The aggregate intrinsic value of all stock options exercised during the three and six months ended March 31, 2006 was approximately $906,000 and $1,083,000, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
     There were no grants of restricted stock during the three and six months ended March 31, 2006.
     As of March 31, 2006, there was $1,164,949 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested was $0 and $59,726 during the three and six months ended March 31, 2006, respectively.
     A summary of the activity for non-vested stock options as of March 31, 2006 and changes during the 3-month period is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Non-vested at December 31, 2005	655,815	$3.62
Granted	44,094	6.80
Vested	—	—
Forfeited	(37,684)	3.60

Non-vested at March 31, 2006	662,225	$3.83

     A summary of the activity for non-vested share awards as of March 31, 2006 and changes during the 6-month period is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Non-vested at September 30, 2005	1,750	$2.70
Granted	698,159	3.82
Vested	—	—
Forfeited	(37,684)	3.60

Non-vested at March 31, 2006	662,225	$3.83

4. Restructuring Charges
     During the third quarter of fiscal year 2005, the Company initiated a restructuring plan designed to close 19 underperforming stores and re-align its resources and cost structure.
     Thirteen of the closed stores were in markets where the Company continues to have a presence and accordingly, the results of their operations are included in continuing operations. The Company completed 12 of these store closings as of June 28, 2005 and the remaining store closed on October 30, 2005. During the six months ended March 31, 2006, the Company recorded additional incremental costs totaling $483,530, consisting of lease termination and other related charges. At March 31, 2006 the Company had accrued expenses associated with these store closings totaling $5,263,690, which the Company believes is adequate to cover the charges associated with these store closings.
     In accounting for restructuring charges, the Company complied with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.
     The following is a summary of restructuring charge activity for the six months ended March 31, 2006:

	Lease
	Termination
	and Other
	Related	Professional
	Charges	Fees	Severance	Total
Balance as of September 30, 2005	$6,394,552	$928,564	$8,992	$7,332,108
Change in estimate — revised assumptions	483,530	—	—	$483,530
Payments	(2,431,359)	(111,597)	(8,992)	(2,551,948)

Balance as of March 31, 2006	$4,446,723	$816,967	$—	$5,263,690

     Lease termination and other related charges represent lease termination costs and accrued rent on certain closed stores. Professional fees include amounts paid to third parties in connection with the negotiation of lease terminations and with the liquidation of inventory for the closed stores.
5. Discontinued Operations
     In the third quarter of fiscal year 2005, as part of the restructuring plan described in Note 4, the Company closed or committed to close six stores in markets where the Company does not continue to have a presence. The Company completed these store closings by July 31, 2005. In fiscal year 2005 the Company recorded exit costs associated with these six store closings within discontinued operations totaling $6,291,420, including $2,012,280 of non-cash charges, principally related to impairment of fixed assets. Previously, in the fourth quarter of fiscal year 2004 the Company closed, sold or committed to close eight stores, all of which were closed by December 31, 2004. The Company recorded a loss on discontinued operations associated with all these store closings totaling $128,614 and $1,900,493 for the six months ended March 31, 2006 and March 31, 2005, respectively. At March 31, 2006 the Company had accrued expenses associated with these store closings totaling $1,735,641, which the Company believes is adequate to cover charges associated with the remaining lease terminations and professional fees for the stores included in discontinued operations.
     In accordance with SFAS No. 144, the Company classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Revenue from the closed stores amounted to $2,662,372 and $6,899,371 for the three and six months ended March 31, 2005, respectively. There was no revenue from the closed stores for the three or six months ended March 31, 2006.

     The following is a summary of discontinued operations activity for the six months ended March 31, 2006:

	Lease
	Termination
	and Other
	Related	Professional
	Charges	Fees	Severance	Total
Balance as of September 30, 2005	$1,565,310	$530,885	$6,653	$2,102,848
Change in estimate — revised assumptions	128,614	—	—	128,614
Payments	(362,647)	(126,521)	(6,653)	(495,821)

Balance as of March 31, 2006	$1,331,277	$404,364	$—	$1,735,641

     Lease termination and other related charges represent lease termination costs and accrued rent on certain closed stores. Professional fees include amounts paid to third parties in connection with the negotiation of lease terminations and with the liquidation of inventory for the closed stores.
6. Income Taxes
     SFAS No. 109, Accounting for Income Taxes, requires the Company to provide a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” In March 2005 the Company recorded a full valuation allowance and has continued to record such an allowance through March 31, 2006 based upon its determination that it was more likely than not that it would not realize the deferred tax benefits related to those assets. The Company based that determination, in part, on its prior three years of losses and consideration of store closings. As of March 31, 2006 the Company provided a full valuation related to federal and state net deferred tax assets. In future periods the Company will re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary. Further, based on the availability of net operating losses being carried forward, the Company did not record any regular federal tax provision on fiscal year 2006 income but has provided a provision for minimum taxes and certain state tax exposures.
7. Net Income per Share
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
     The following is a reconciliation of the weighted average shares outstanding for basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Basic Earnings (Loss) Per Share:
Numerator:
Net income (loss) from continuing operations	$241,887	$(26,154,838)	$14,774,121	$(20,518,460)
Denominator:
Weighted-average shares outstanding	25,038,614	24,561,204	24,882,751	24,508,041

Basic net income (loss) per share	$0.01	$(1.06)	$0.60	$(0.83)

Diluted Earnings (Loss) Per Share:
Numerator:
Net income (loss) from continuing operations	$241,887	$(26,154,838)	$14,774,121	$(20,518,460)
Denominator:
Weighted-average shares outstanding	25,602,697	24,561,204	25,191,800	24,508,041

Diluted net income (loss) per share	$0.01	$(1.06)	$0.59	$(0.83)

Anti-dilutive options and warrants not included in earnings per share calculation	2,108,898	4,553,493	2,139,898	4,510,955

Exercise price range of anti-dilutive options and warrants
Low	$7.27	$0.31	$6.70	$0.31
High	$32.13	$32.13	$32.13	$32.13
8. Related-Party Transactions
     Tweeter held an 18.75% and 25% ownership interest in Tivoli Audio, LLC (“Tivoli”), a manufacturer of consumer electronic products, as of March 31, 2006 and 2005, respectively. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of operations. Distributions received from Tivoli amounted to $408,000 for the six months ended March 31, 2006. There were no distributions received from Tivoli for the six months ended March 31, 2005. The Company purchased inventory from Tivoli costing approximately $1,070,000 and $360,000 during the six months ended March 31, 2006 and 2005, respectively. Amounts receivable from Tivoli were $6,000 at March 31, 2006, reflecting prepayments on purchases of inventory. Amounts payable to Tivoli were $70,100 at March 31, 2005.
     On December 31, 2004, Tweeter made an initial investment of $300,000 in Sapphire Audio, LLC (“Sapphire”), a manufacturer of consumer electronic products, to obtain a 25% ownership interest. This investment is being accounted for under the equity method of accounting. Distributions received from Sapphire amounted to $9,000 for the six months ended March 31, 2006. There were no distributions received from Sapphire for the six months ended March 31, 2005. The Company purchased inventory from Sapphire costing $5,847,000 and $1,493,000 during the six months ended March 31, 2006 and 2005, respectively. Amounts receivable from Sapphire were $9,000 at March 31, 2006, reflecting prepayments on purchases of inventory. Amounts payable to Sapphire were $581,000 at March 31, 2005.
     On April 20, 2005, the Company entered into an agreement with DJM Asset Management, LLC, a Gordon Brothers Group company, to negotiate possible lease terminations, sublease, assignment or other disposition of certain leases. Since 2001, Mr. Jeffrey Bloomberg, a member of Tweeter’s Board of Directors, has been with Gordon Brothers Group LLC in the Office of the Chairman. Mr. Jeffrey Bloomberg and Samuel Bloomberg, Chairman of Tweeter’s Board of Directors, are brothers. Tweeter included $1,459,450 associated with this agreement within restructuring charges and discontinued operations in the year ended September 30, 2005. As of March 31, 2006 the Company had an accrued liability of $1,221,331 related to these fees.
     Mr. Jeffrey Bloomberg is a member of the Board of Directors of Nortek, Inc. (“Nortek”), which is a supplier for Tweeter. The Company purchased inventory from Nortek and its subsidiaries costing approximately $4,221,000 and $1,953,000 during the six months ended March 31, 2006 and 2005, respectively and had amounts payable to Nortek and its subsidiaries of approximately $91,000 and $57,000 at March 31, 2006 and 2005, respectively.

9. Sale-Leaseback Transaction
     During the quarter ended March 31, 2006, the Company entered into a sale-leaseback arrangement with Tweet Canton LLC, an unrelated party. The Company sold its Canton, Massachusetts distribution and corporate properties, including land and related leasehold improvements, located at 10 and 40 Pequot Way, Canton, Massachusetts, to Tweet Canton LLC for the sum of $13,750,000 and the Company entered into a 16-year lease agreement (with two additional successive option periods for ten and nine years, respectively) with Tweet Canton LLC. Under the new lease agreement the Company will make rental payments of $1,200,000 in year one of the lease, $1,220,000 in year two of the lease, $1,230,000 in year three of the lease, $1,240,000 in each of lease years four through ten, and $1,325,000 in each of the remaining six years of the lease term. The Company received approximately $13.5 million associated with this transaction, net of related fees, which was used to pay down existing debt. The Company recorded a deferred gain of approximately $4.6 million on the sale for the three and six months ended March 31, 2006, which is being amortized over the life of the lease.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     We are a specialty retailer of mid- to high-end audio and video consumer electronics products. As of March 31, 2006, we operated 153 stores under the Tweeter, hifi Buys, Sound Advice, Showcase Home Entertainment and Hillcrest names. Our stores are located in the following markets: New England, the Mid-Atlantic, the Southeast (including Florida), Texas, Chicago, Southern California, Phoenix and Las Vegas.
     During the third quarter of fiscal year 2005 we initiated a restructuring plan designed to close 19 underperforming stores and re-align our resources and cost structure. As of April 15, 2006 we had executed 13 lease termination agreements or sublet agreements, were in the process of completing negotiations on 1 location and had 5 locations remaining to be negotiated.
     Six of the 19 stores we closed were in stand-alone markets and, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Fiscal year 2005 information has been reclassified to conform to the current year presentation. Revenue from the stores included in discontinued operations amounted to $2,662,372 and $6,899,371 for the three and six months ended March 31, 2005. There was no revenue from these stores for the three and six months ended March 31, 2006. Discontinued stores are excluded from the comparable store sales calculation.
     The remaining 13 stores were deemed part of continuing operations and the costs associated with their closings were treated as a restructuring charge. In fiscal year 2005 we recorded restructuring charges associated with these 13 store closings totaling $16,480,271, including $6,331,402 of non-cash charges, principally related to impairment of fixed assets. During fiscal year 2006, we recorded additional incremental costs for these 13 store closings totaling $400,287 and $483,530 for the three and six months ended March 31, 2006. At March 31, 2006 we had accrued expenses associated with these 13 store closings totaling $5,263,690, which we believe is adequate to cover costs associated with the remaining lease terminations and professional fees. Revenue from these 13 stores amounted to $5,962,247 and $14,530,239 for the three and six months ended March 31, 2005. We had $0 and $175,268 of revenue from these stores for the three and six months ended March 31, 2006, respectively. We have excluded sales from these 13 stores from the comparable store calculation for the three and six months ended March 31, 2006 as compared to the three and six months ended March 31, 2005.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
     Total Revenue — Our total revenue includes delivered merchandise, home installation labor, commissions on service contracts sold, completed service center work orders, direct business-to-business sales, delivery charges and Internet-originated sales and excludes collected sales taxes. Our total revenue from continuing operations increased $5.2 million, or 2.9%, to $187.2 million for the three months ended March 31, 2006 from $182.0 million for the three months ended March 31, 2005. Our comparable store sales increased $9.8 million, or 6.0%. We generated sales of $2.3 million from new stores opened for less than 12 months. We recorded a decrease in sales of $8.2 million related to stores that closed and are included in continuing operations.
     For the three months ended March 31, 2006 we saw a continuation of recent sales trends. Retail revenue increased in our video category, led by higher sales of flat panel televisions, which grew to 32.4% of our total retail revenue for the period, compared to 25.2% for the three months ended March 31, 2005. This increase was partially offset by declining revenue from projection TVs, TV monitors, DVD equipment, satellite TV equipment and camcorders, a category we no longer offer for sale. Revenue from our audio and mobile categories also declined compared to the same quarter last year. The increase in flat panel television sales fueled an increase in our home installation labor revenue, which grew to 6.3% of our total retail revenue for the period, compared to 5.5% in the same quarter last year.
     Cost of Sales and Gross Profit — Our cost of sales includes merchandise costs, delivery costs, distribution costs, home installation labor costs, purchase discounts and vendor allowances. Our cost of sales related to continuing operations decreased $1.2 million, or 1.0%, to $106.6 million for the three months ended March 31, 2006 from $107.8 million for the three months ended March 31, 2005. Our gross profit increased $6.3 million, or 8.5%, to $80.6 million for the three months ended March 31, 2006 from $74.3 million for the three months ended March 31, 2005. Our gross margin percentage increased to 43.0% for the three months ended March 31, 2006 from 40.8% for the three months ended March 31, 2005. This increase is primarily the result of an increase in revenue from home installation labor, which carries a higher gross margin percentage than sales of our merchandise, improved product margins and increased vendor funding.
     Selling, General and Administrative Expenses — Our selling, general and administrative expenses (“SG&A”) include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses, credit card fees and the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Our SG&A expenses declined $2.2 million, or 2.6%, to $79.1 million for the three months ended March 31, 2006 from $81.3 million for the three months ended March 31, 2005. As a percentage of total revenue, our SG&A expenses decreased to 42.3% for the three months ended March 31, 2006 from 44.6% for the three months ended March 31, 2005. The decrease in our selling expenses is due to a $1.5 million decrease in occupancy costs, as well as a $0.8 million decrease in compensation costs. These are mainly attributable to the closing of 13 stores in June 2005 as well as other stores that have closed in this fiscal year due to natural attrition. In addition, there was a $1.1 million decrease in net advertising expense in the three months ended March 31, 2006. This reduction was partially offset by increased insurance costs and certain other expenses, such as credit card expenses, which were affected by higher sales.
     Amortization of Intangibles — We incurred amortization of intangibles expense of $170,000 for both the three months ended March 31, 2006 and 2005.
     Restructuring Charges — We incurred restructuring charges associated with the closing of 13 stores totaling $400,287 for the three months ended March 31, 2006. The restructuring charges are related to lease termination and other related charges.

     Interest Expense — Our interest expense increased to $1,112,634 for the three months ended March 31, 2006 compared to $684,432 for the three months ended March 31, 2005. Our interest expense increased due to an increase in our borrowings and higher interest rates. In addition, our term loans of $13 million as of March 31, 2006 bear higher interest rates than our revolving credit facility. There were no term loans outstanding during the three months ended March 31, 2005.
     Income from Equity Investment — Our income from equity investment increased to $490,384 for the three months ended March 31, 2006 from $22,234 for the three months ended March 31, 2005. This is due to the increased profitability in Tivoli, LLC (“Tivoli”). We owned 18.75% and 25% of Tivoli for the three months ended March 31, 2006 and 2005, respectively. Our income from equity investment for the three months ended March 31, 2006 also reflects our 25% ownership of Sapphire Audio, LLC (“Sapphire”), which was acquired on December 31, 2004 and whose operating results were not material.
     Income Taxes — SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2006, we provided a full valuation allowance related to federal and state net deferred tax assets. The effective tax rate for the three months ended March 31, 2006 and 2005 was 3.0% and (219.2%), respectively.
     Discontinued Operations — In the third quarter of fiscal year 2005, we closed or committed to close six stores classified as discontinued operations. In the fourth quarter of fiscal year 2004 we closed or committed to close eight stores classified as discontinued operations. The decision to exit these stores was primarily related to their poor operating results. The income from discontinued operations associated with these store closings amounted to $90,239 for the three months ended March 31, 2006 and the loss on discontinued operations associated with these store closings amounted to $742,769 for the three months ended March 31, 2005. Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $2,662,372 for the three months ended March 31, 2005. There was no revenue from closed stores included in pre-tax loss from discontinued operations for the three months ended March 31, 2006.
SIX MONTHS ENDED MARCH 31, 2006 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2005
     Total Revenue —Our total revenue from continuing operations increased $13.5 million, or 3.1%, to $453.8 million for the six months ended March 31, 2006 from $440.3 million for the six months ended March 31, 2005. Our comparable store sales increased $23.2 million, or 5.8%. We generated sales of $7.6 million from new stores opened for less than 12 months. We recorded a decrease in sales of $18.3 million related to stores that closed and are included in continuing operations.
     For the six months ended March 31, 2006 we saw a continuation of recent sales trends. Retail revenue increased in our video category, led by higher sales of flat panel televisions, which grew to 33.4% of our total retail revenue for the period, compared to 24.4% for the six months ended March 31, 2005. This increase was partially offset by declining revenue from TV monitors, projection TVs and camcorders, a category we no longer offer for sale. Revenue from our audio and mobile categories also declined compared to the same period last year. The increase in flat panel television sales fueled an increase in our home installation labor revenue, which grew to 5.9% of our total retail revenue for the period, compared to 4.7% in the same period last year.
     Cost of Sales and Gross Profit —Our cost of sales related to continuing operations increased $1.7 million, or 0.6%, to $263.9 million for the six months ended March 31, 2006 from $262.2 million for the six months ended March 31, 2005. Our gross profit increased $11.8 million, or 6.6%, to $189.8 million for the six months ended March 31, 2006 from $178.0 million for the six months ended March 31, 2005. Our gross margin percentage increased to 41.8% for the six months ended March 31, 2006 from 40.4% for the six months ended March 31, 2005. This increase is primarily the result of an increase in revenue from home installation labor, which carries a higher gross margin percentage than sales of our merchandise, improved product margins and increased vendor funding.
     Selling, General and Administrative Expenses —Our SG&A expenses declined $2.6 million, or 1.5%, to $172.8 million for the six months ended March 31, 2006 from $175.4 million for the six months ended March 31, 2005. As a percentage of total revenue, our SG&A expenses decreased to 38.1% for the six months ended March 31, 2006 from 39.8% for the six months ended March 31, 2005. The decrease in our selling expenses was mainly the result of a decrease in our net advertising expenses, which were $5.1 million lower than in the six months ended March 31, 2005 as a result of a new, more sharply focused advertising strategy that deployed less newspaper advertising. In addition, occupancy costs were lower in the six months ended March 31, 2006, mainly attributable to the closing of 13 stores in June 2005 as well as other stores that have closed in this fiscal year due to natural attrition. This reduction was partially offset by increased compensation and insurance costs, and certain other expenses, such as credit card expenses, which are also affected by higher sales.
     Amortization of Intangibles — We incurred amortization of intangibles expense of $340,000 in both the six months ended March 31, 2006 and 2005.
     Restructuring Charges — We incurred restructuring charges associated with the closing of 13 stores totaling $483,530 for the six months ended March 31, 2006. The restructuring charges are related to lease termination and other related charges.
     Interest Expense — Our interest expense increased to $2,499,625 for the six months ended March 31, 2006 compared to $1,228,232 for the six months ended March 31, 2005. Our interest expense increased due to an increase in our borrowings and higher interest rates. In addition, our term loans of $13 million as of March 31, 2006 bear higher interest rates than our revolving credit facility. There were no term loans outstanding during the six months ended March 31, 2005.
     Income from Equity Investment — Our income from equity investment increased to $1,186,031 for the six months ended March 31, 2006 from $290,945 for the six months ended March 31, 2005. This is due to the increased profitability in Tivoli. We owned 18.75% and 25% of Tivoli for the six months ended March 31, 2006 and 2005, respectively. Our income from equity investment for the six months ended March 31, 2006 also reflects our 25% ownership of Sapphire, which was acquired on December 31, 2004 and whose operating results were not material.
     Income Taxes — SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2006, we provided a full valuation allowance related to federal and state net deferred tax assets. The effective tax rate for the six months ended March 31, 2006 and 2005 was 0.7% and (2,777%), respectively.
     Discontinued Operations — In the third quarter of fiscal year 2005, we closed or committed to close six stores classified as discontinued operations. In the fourth quarter of fiscal year 2004 we closed or committed to close eight stores classified as discontinued operations. The decision to exit these stores was primarily related to their poor operating results. The loss on discontinued operations associated with these store closings amounted to $128,614 and $1,900,493 for the six months ended March 31, 2006 and March 31, 2005, respectively. Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $6,899,371 for the six months ended March 31, 2005. There was no revenue from closed stores included in pre-tax loss from discontinued operations for the six months ended March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash needs are primarily to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores, remodeling or relocating older stores and, in recent years, to fund operating losses.
     For the six months ended March 31, 2006, we generated approximately $13.8 million of cash from operating activities. Non-cash expenses, net recorded for the period totaled $12.4 million. These non-cash expenses consisted primarily of $12.6 million for depreciation, amortization and accretion and $0.6 of stock based compensation, offset in part, by $1.2 million for income from equity investments. Other sources of cash totaled $4.3 million, which primarily consisted of decreases in accounts receivable, inventory and prepaid and other assets due to seasonal variations in our accounts receivable, lower levels of inventory and the timing of expenditures for the six month period. These sources were partially offset by other uses of cash that totaled $17.5 million, consisting primarily of decreases in accounts payable, accrued expenses and customer deposits due to the timing of payments made for operating costs.

     For the six months ended March 31, 2006, we generated $4.9 million of cash from investing activities. Sources of cash totaled $13.5 million and consisted of proceeds from the sale-leaseback transaction on our corporate office and New England distribution facilities. Offsetting these sources of cash were capital expenditures of $8.6 million.
     Our net cash used in financing activities during the six months ended March 31, 2006 was $15.7 million. The increase in the short-term portion of long-term debt was $0.9 million and repayments of long-term debt were $19.1 million. In addition, we received proceeds from stock options exercised of $2.4 million.
     Our senior secured revolving credit facility (“credit facility”), as amended July 25, 2005, provides for up to $90 million in revolving credit loans and $13 million in term loans. The credit facility is secured by substantially all of our assets and contains various covenants and restrictions, including that: (i) we cannot create, incur, assume or permit additional indebtedness, (ii) we cannot create, incur, assume or permit any lien on any property or asset, (iii) we cannot merge or consolidate with any other person or permit any other person to merge or consolidate with us, (iv) we cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) we cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) we cannot declare or make any restricted payments, which includes any dividend or certain other distributions. Borrowings are restricted to applicable advance rates based principally on eligible inventory and receivables, reduced by a $5 million reserve, a portion of customer deposits and outstanding letters of credit. At March 31, 2006, $13.8 million was available for future borrowings. The facility expires on April 1, 2008.
     The interest rate on our revolving credit loan ranges from 1.5% to 2% over LIBOR or 0% over the prime rate, depending on our commitment at various dates during the course of the agreement. In addition, there is a commitment fee of 0.25% for the unused portion of the line. Our term loans are in two tranches — Tranche A-1 and Tranche B. The Tranche A-1 term loan is for $5 million at an interest rate of either 0.75% over the prime rate or 3.00% over LIBOR, whichever rate we choose. The Tranche B term loan is for $8 million at an interest rate of 4.00% over the prime rate or 10.00%, whichever is greater. Neither term loan will require any scheduled principal payments until maturity.
     Our weighted average interest rates on all outstanding borrowings for the six months ended March 31, 2006 and 2005 were approximately 6.7% and 4.8%, respectively.
     On January 17, 2006, we entered into a sale-leaseback arrangement with Tweet Canton LLC, an unrelated party, with respect to our distribution and corporate properties, including land and related leasehold improvements, located at 10 and 40 Pequot Way, Canton, Massachusetts. We received approximately $13.5 million, net of related fees, for the sale of these properties, which we used to pay down existing debt. Future lease commitments amount to $1.2 million in each of years one to ten of the lease and $1.3 million in each of the remaining six years of the lease term.
     We believe that our existing cash, together with cash generated by operations and available borrowings under our credit facility, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. Furthermore, due to the seasonality of our business, our working capital needs are significantly higher in the first and second fiscal quarters and there is the possibility that this could cause unforeseen capital constraints in the future. Our credit facility provides us with the option of having more availability on our credit line during our peak holiday season buying periods.
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
     At March 31, 2006 we had $53.7 million of variable rate borrowings outstanding under our revolving credit facility and term loans. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $406,000 annual impact on our income and cash flows based on our March 31, 2006 borrowing levels.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer, who also is presently serving as acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Based on such evaluation, the Company’s Chief Executive Officer has concluded that, because of the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K filed on December 29, 2005, the Company’s disclosure controls and procedures were not effective as of March 31, 2006.
     Changes in Internal Control over Financial Reporting. In an effort to remediate the identified material weaknesses and other deficiencies in internal controls over financial reporting that were described in the Company’s Annual Report on form 10-K filed on December 29, 2005, the Company has taken the following actions regarding internal control over financial reporting:
     • The Company has added resources to its accounting and finance staff, including appointing a Director of Internal Audit to spearhead its internal control compliance efforts. The Company is actively recruiting to further add staff with financial reporting and internal control expertise and the Company expects to add an adequate number of experienced finance and accounting personnel to eliminate the delays in the financial statement preparation and other issues that have occurred in the past. In addition, training of the finance and accounting staff will be formalized and enhanced. The Company has also engaged outside consultants to augment its staff and to add internal control expertise.
     • The Company has re-emphasized to store, distribution center, and corporate personnel the importance of controls surrounding the accurate and timely approval and reporting of information to the corporate office, and has begun a program of education and audit to ensure that these controls are understood and uniformly applied. This re-emphasis is expected to eliminate certain of the weaknesses cited above.
     • The Company has taken steps to correct weaknesses relating to system access, segregation of duties, supervisory controls, and control over spreadsheets.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     There were no material changes in the Company’s risk factors in the first six months of fiscal 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.

     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     On January 31, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Samuel Bloomberg (with 23,812,857 affirmative votes and 387,955 votes withheld) and Michael Cronin (with 23,626,766 affirmative votes and 574,046 votes withheld). The stockholders also approved the designation of Deloitte & Touche LLP to audit the books and records of the Company for the fiscal year ending September 30, 2006 (with 24,175,157 shares voting for, 15,946 against and 9,709 abstaining).
Item 5. Other Information.
     None.
Item 6. Exhibits.
Ex. 31.1 Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Ex. 32.1 Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.
By:	/s/ Joseph G. McGuire
Joseph G. McGuire
President and Chief Executive Officer and acting Chief Financial Officer

Date: May 9, 2006