Form 10-Q/A
period 2005-12-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2006-06-26
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-24091
Tweeter Home Entertainment Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	04-3417513 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS Common Stock, $0.01 par value	OUTSTANDING AT FEBRUARY 6, 2006 25,077,214

Explanatory Note
This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2005, is being filed in response to comments received from the SEC’s Division of Corporation Finance and the Nasdaq Stock Market, Inc.’s Listing Qualifications Department, amends Exhibit 31.1 and deletes Exhibit 31.2.
This Amendment No. 1 amends Exhibit 31.1 by inserting a new paragraph 4.b) and deleting Exhibit 31.2, which is deleted because Joseph G. McGuire currently is our Chief Executive Officer and Acting Chief Financial Officer, and has signed Exhibit 31.1 in both capacities. No other information in our Quarterly Report on Form 10-Q as filed on February 9, 2005 with the SEC is amended hereby, all such information continues to speak as of the date of the Original Filing, and, except for the amendment of Exhibit 31.1 and deletion of Exhibit 31.2, this Amendment No. 1 does not update the disclosure contained in the Original Filing to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing.

SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF CEO AND ACTING CFO

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

	By:	/s/ Joseph G. McGuire

Joseph G. McGuire
President and Chief Executive Officer and
acting Chief Financial Officer

Date: June 26, 2006