Form 10-Q/A
period 2006-03-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2006-06-26
CIK 1060390

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2006, is being filed in response to a comments received from the SEC’s Division of Corporation Finance and the Nasdaq Stock Market, Inc.’s Listing Qualifications Department, and amends Exhibit 31.1.
This Amendment No. 1 amends Exhibit 31.1 by inserting a new paragraph 4.b). No other information in our Quarterly Report on Form 10-Q as filed on May 9, 2006 with the SEC is amended hereby, all such information continues to speak as of the date of the Original Filing, and, except for the amendment of Exhibit 31.1, this Amendment No. 1 does not update the disclosure contained in the Original Filing to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

	By:	/s/ Joseph G. McGuire

Joseph G. McGuire
President and Chief Executive Officer and
acting Chief Financial Officer

Date: June 26, 2006