Form 10-Q
period 2006-06-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2006-08-09
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐            No   ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT August 2, 2006
Common Stock, $0.01 par value	25,475,516

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2006	2005	2005

ASSETS
Current Assets:
Cash and cash equivalents	$1,001,538	$1,309,871	$1,425,126
Accounts receivable, net of allowance for doubtful accounts of $1,457,653, $1,400,172, and $754,989, respectively	24,063,188	28,189,414	23,780,637
Inventory	102,321,991	111,506,056	102,409,660
Refundable income taxes	9,013,361	9,006,740	10,438,418
Prepaid expenses and other current assets	6,011,182	8,189,625	9,415,727

Total current assets	142,411,260	158,201,706	147,469,568
Property and equipment, net	99,483,442	115,306,933	118,752,686
Long-term investments	2,698,544	2,220,353	1,766,741
Intangible assets, net	56,666	566,667	736,667
Goodwill	5,250,868	5,250,868	5,250,868
Other assets, net	1,635,556	2,470,599	1,622,969

Total Assets	$251,536,336	$284,017,126	$275,599,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,656,751	$9,278,849	$15,930,161
Current portion of deferred consideration	451,533	484,866	484,866
Accounts payable	30,679,699	34,885,458	36,033,843
Accrued expenses	44,089,848	48,775,158	42,286,678
Customer deposits	20,724,606	25,623,763	20,776,176
Deferred warranty	—	—	19,750

Total current liabilities	102,602,437	119,048,094	115,531,474
Long-term debt	37,349,143	62,617,263	38,179,877
Rent related accruals	21,045,745	16,939,556	16,463,630
Deferred consideration	2,306,897	2,545,547	2,666,763
Commitments and Contingencies Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 27,012,797, 26,249,725 and 26,245,750 shares issued, respectively	270,128	262,497	262,457
Additional paid in capital	309,606,213	304,663,875	304,594,395
Accumulated other comprehensive income	222,539	112,329	101,327
Accumulated deficit	(220,210,874)	(220,488,691)	(200,498,969)
Treasury stock, 1,538,481, 1,577,698 and 1,603,571 shares, at cost, respectively	(1,655,892)	(1,683,344)	(1,701,455)

Total stockholders’ equity	88,232,114	82,866,666	102,757,755

Total Liabilities and Stockholders’ Equity	$251,536,336	$284,017,126	$275,599,499

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2006	2005	2006	2005

Total revenue	$159,255,995	$166,577,644	$613,010,639	$606,840,001
Cost of sales	(94,674,514)	(103,297,849)	(358,600,354)	(365,521,887)

Gross profit	64,581,481	63,279,795	254,410,285	241,318,114
Selling, general and administrative expenses	78,137,969	80,100,861	250,945,771	255,473,856
Amortization of intangibles	170,000	170,000	510,000	510,000
Restructuring charges	—	16,867,876	483,530	16,867,876

Income (loss) from continuing operations	(13,726,488)	(33,858,942)	2,470,984	(31,533,618)
Interest expense	(1,000,822)	(780,137)	(3,500,447)	(2,008,369)
Interest income	—	30	243	14,071
Gain on sale of equity investments	—	9,869,065	—	9,869,065

Loss from continuing operations before income taxes	(14,727,310)	(24,769,984)	(1,029,220)	(23,658,851)
Income tax provision (benefit)	(110,000)	—	—	21,920,538

Loss from continuing operations before income from equity investments	(14,617,310)	(24,769,984)	(1,029,220)	(45,579,389)
Income from equity investments	275,353	248,566	1,461,384	539,511

Net income (loss) from continuing operations	(14,341,957)	(24,521,418)	432,164	(45,039,878)
Discontinued operations:
Net loss from discontinued operations	(25,733)	(7,422,546)	(154,347)	(9,323,039)

Net income (loss)	$(14,367,690)	$(31,943,964)	$277,817	$(54,362,917)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.57)	$(1.00)	$0.02	$(1.84)
Loss from discontinued operations	—	(0.30)	(0.01)	(0.38)

Basic net income (loss) per share	$(0.57)	$(1.30)	$0.01	$(2.22)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.57)	$(1.00)	$0.02	$(1.84)
Loss from discontinued operations	—	(0.30)	(0.01)	(0.38)

Diluted net income (loss) per share	$(0.57)	$(1.30)	$0.01	$(2.22)

Weighted average shares outstanding:
Basic	25,369,473	24,600,731	25,044,992	24,538,937

Diluted	25,369,473	24,600,731	25,472,935	24,538,937

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$277,817	$(54,362,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,464,611	18,699,385
Accretion expense	125,623	—
Stock-based compensation — vendor	191,000	—
Stock-based compensation — employee	547,882	75,727
Income from equity investment	(1,461,384)	(733,475)
Distributions from equity investment	625,727	1,435,754
Gain on sale of equity investments, net	—	(9,869,065)
Impairment charge	37,121	7,853,925
Loss on disposal of property and equipment	492,645	28,589
Allowance for doubtful accounts	322,286	308,015
Tax benefit from options exercised	—	45,853
Deferred income tax provision	—	22,282,497
Amortization of deferred gain on sale leaseback	(182,613)	(33,632)
Recognition of deferred lease incentives	(473,871)	179,670
Changes in operating assets and liabilities:
Accounts receivable	3,803,940	(6,292,730)
Inventory	9,327,016	3,909,846
Prepaid expenses and other assets	2,611,484	(3,329,642)
Accounts payable and accrued expenses	(7,807,594)	7,928,694
Customer deposits	(4,899,157)	(1,117,729)
Deferred warranty	—	(73,875)
Rent related accruals	131,574	2,196,205
Deferred consideration	(403,219)	(396,983)

Net cash provided by (used in) operating activities	22,730,888	(11,265,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,176,748)	(19,755,118)
Proceeds from sale-leaseback transaction, net of fees	13,521,951	2,946,707
Proceeds from sale of property and equipment	17,416	231,638
Proceeds from sale of equity investments	—	10,248,966
Return of equity investments	249,839	—
Purchase of equity investments	—	(300,000)

Net cash provided by (used in) investing activities	612,458	(6,627,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in amount due to bank	(2,620,704)	12,756,970
Net (repayments) proceeds of long-term debt	(25,269,514)	3,166,864
Proceeds from options exercised	4,015,097	337,161
Proceeds from employee stock purchase plan	223,442	256,821

Net cash (used in) provided by financing activities	(23,651,679)	16,517,816

DECREASE IN CASH AND CASH EQUIVALENTS	(308,333)	(1,375,879)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,309,871	2,801,005

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,001,538	$1,425,126

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited interim condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation of the interim condensed consolidated financial statements have been included. Operating results for the nine-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. Tweeter typically records its highest revenue and income in its first fiscal quarter.
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
      Long-Term Investments — Long-term investments consist of investments in marketable equity securities and investments in one privately held company as of June 30, 2006 and two privately held companies as of June 30, 2005. Marketable equity securities are stated at fair value and classified as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in accumulated other comprehensive income, which is reflected in stockholders’ equity.
     The investments in the privately held companies are accounted for under the equity method. The Company’s proportionate part of the intercompany profits and losses relating to inventory purchased from its equity method investees is eliminated until realized as the Company does not have a controlling interest in its equity method investees. Inventory is purchased on an arm’s length basis.
     Revenue Recognition — Revenue from merchandise sales is recognized upon shipment or delivery of goods. The Company sells its products directly to retail customers, through its direct business-to-business division and through its Internet web site. Generally, revenue from products sold in its retail stores is recognized at the point of sale, when transfer of title takes place and the customer receives the product. In some instances, customers request the product be delivered to specified locations, in which case revenue is recognized when the customer receives the product. Products sold through the Company’s business-to-business division and Internet web site are shipped “free on board” shipping point and the related revenues are recognized upon shipment. Revenue excludes collected sales taxes.
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
3. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.
4. Stock Based Compensation
     Stock-based compensation — In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). Statement 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. The Company adopted Statement 123(R) on October 1, 2005. The Company chose the Modified Prospective Application (“MPA”) method for implementing Statement 123(R). Under the MPA method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of October 1, 2005 will be recognized as compensation cost over the remaining requisite service period. Prior periods will not be restated.
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
     The Company included $177,451 and $547,882 in total stock-based compensation expense to employees in its condensed consolidated statement of operations for the three and nine months ended June 30, 2006, respectively, as a result of the adoption of Statement 123(R). Prior to the adoption of Statement No. 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. In accordance with Statement No. 123(R), the Company now reports its current year excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were no excess tax benefits recorded from the exercise of non-qualified stock options for the nine months ended June 30, 2006.

     For purposes of recording stock option-based compensation expense as required by Statement No. 123(R), the fair values of each stock option granted under the Company’s stock option plan for the three and nine months ended June 30, 2006 were estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued for the three and nine months ended June 30, 2006 was $4.64 and $2.18, respectively.
     For purposes of recording Employee Stock Purchase Plan (“ESPP”) compensation expense as required by Statement No. 123(R), the fair values of each share subject to purchase under the ESPP for the three and nine months ended June 30, 2006 were estimated as of the beginning of the ESPP period using the Black-Scholes option-pricing model. The weighted average fair value of all ESPP shares issued for the three and nine months ended June 30, 2006 was $2.11 and $1.84, respectively.
     The fair values of all stock option grants and ESPP shares issued were determined using the following assumptions:

	Three Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2006
	Stock		Stock
	Option		Option
	Plan	ESPP	Plan	ESPP
Risk-free interest rate	4.9%	4.5%	4.3%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of option grants and ESPP shares (years)	5.17	0.25	5.17	0.25
Expected volatility of underlying stock	73.9%	114.8%	77.7%	100.5%
Expected forfeitures as percentage of total option grants and ESPP shares	5.7%	0.0%	5.7%	0.0%
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

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(31,943,964)	$(54,362,917)
Add:
Total stock-based employee compensation expense recorded, net of related tax effects	1,410	75,727
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,158,208)	(3,488,013)

Pro forma net loss	$(33,100,762)	$(57,775,203)

Loss per share
Basic and diluted — as reported	$(1.30)	$(2.22)

Basic and diluted — pro forma	$(1.35)	$(2.35)

     For purposes of determining the disclosures required by SFAS No. 123, the fair values of each stock option granted in the three and nine months ended June 30, 2005 under the Company’s stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 5,278 options under our 2004 Long-Term Incentive Plan for the three and nine months ended June 30, 2005. The weighted average grant date fair value of all stock option grants issued for the nine months ended June 30, 2005 was $3.18, using the following assumptions:

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
Risk-free interest rate	4.1%	3.4%
Expected dividend yield	0.0%	0.0%
Expected life of option grants (years)	10.0	10.0
Expected volatility of underlying stock	83.0%	83.2%
Expected forfeitures as percentage of total grants	7.0%	7.0%
     During the three and nine months ended June 30, 2006 the Company recorded stock-based compensation expense of $0 and $191,000, respectively, representing the value of common stock issued to a vendor.
     Stock Option Activity
     A summary of award activity under the stock option plans as of June 30, 2006 and changes during the 3-month period is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Outstanding at March 31, 2006	3,484,184	$6.93
Granted	20,000	8.59
Exercised	(262,845)	6.11
Forfeited or expired	(202,873)	14.16

Outstanding at June 30, 2006	3,038,466	$6.52

Exercisable at June 30, 2006	2,402,879	$7.19

     A summary of award activity under the stock option plan as of June 30, 2006 and changes during the 9-month period is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Outstanding at September 30, 2005	3,601,505	$7.21
Granted	748,159	3.94
Exercised	(723,072)	5.55
Forfeited or expired	(588,126)	8.60

Outstanding at June 30, 2006	3,038,466	$6.52

Exercisable at June 30, 2006	2,402,879	$7.19

     The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
		Weighted-	Average			Weighted-	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
Range of Exercise Prices	Shares	Price	Term (Years)	Value	Shares	Price	Term (Years)	Value
$2.70 - $4.38	596,184	$3.60	9.2	$2,089,528	34,236	$3.54	9.0	$121,766
$4.70 - $5.64	901,685	5.48	6.4	1,460,502	892,140	5.48	6.4	1,442,175
$5.90 - $7.18	547,114	6.06	6.5	572,934	505,114	6.00	6.2	556,034
$7.27 - $8.59	705,313	7.85	4.8	—	683,219	7.82	4.6	—
$12.00 - $32.00	288,170	13.50	1.2	—	288,170	13.50	1.2	—

Total	3,038,466	$6.52	6.1	$4,122,964	2,402,879	$7.19	5.3	$2,119,975

     The weighted average remaining contractual life of options exercisable at June 30, 2006 was 5.3 years.
     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $7.10 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total of in-the-money options exercisable as of June 30, 2006 was 1,431,490.
     The aggregate intrinsic value of all stock options exercised during the three and nine months ended June 30, 2006 was approximately $650,000 and $1,733,000, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
     There were no grants of restricted stock during the three and nine months ended June 30, 2006.
     As of June 30, 2006, there was $1,104,305 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested was $1,890 and $61,616 during the three and nine months ended June 30, 2006, respectively.
     A summary of the activity for non-vested stock options as of June 30, 2006 and changes during the 3-month period is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Non-vested at March 31, 2006	662,225	$3.83
Granted	20,000	8.59
Vested	(700)	2.70
Forfeited	(45,938)	3.60

Non-vested at June 30, 2006	635,587	$4.00

     A summary of the activity for non-vested stock options as of June 30, 2006 and changes during the 9-month period is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Non-vested at September 30, 2005	1,750	$2.70
Granted	718,159	3.96
Vested	(700)	2.70
Forfeited	(83,622)	3.60

Non-vested at June 30, 2006	635,587	$4.00

5. Restructuring Charges
     During the third quarter of fiscal year 2005, the Company initiated a restructuring plan designed to close 19 underperforming stores and re-align its resources and cost structure.
     Thirteen of the closed stores were in markets where the Company continues to have a presence and accordingly, the results of their operations are included in continuing operations. The closing of these thirteen stores resulted in restructuring charges of $16.9 million, including $5.9 million of non-cash charges in the three and nine months ended June 30, 2005. At June 30, 2005 the Company had accrued expenses associated with these store closings totaling $10.5 million. The Company completed 12 of these store closings as of June 30, 2005 and the remaining store closed on October 30, 2005.
     During the nine months ended June 30, 2006, the Company recorded additional incremental costs totaling $483,530, consisting of lease termination and other related charges. At June 30, 2006 the Company had accrued expenses associated with these store closings totaling $4,900,702 which the Company believes is adequate to cover the charges associated with these store closings.
     In accounting for restructuring charges, the Company complied with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.
     The following is a summary of restructuring charge activity for the nine months ended June 30, 2006:

	Lease
	Termination
	and Other
	Related	Professional
	Charges	Fees	Severance	Total
Balance as of September 30, 2005	$6,394,552	$928,564	$8,992	$7,332,108
Change in estimate — revised assumptions	483,530	—	—	483,530
Payments	(2,678,397)	(227,547)	(8,992)	(2,914,936)

Balance as of June 30, 2006	$4,199,685	$701,017	$—	$4,900,702

     Lease termination and other related charges represent lease termination costs and accrued rent on certain closed stores. Professional fees include amounts paid to third parties in connection with the negotiation of lease terminations and with the liquidation of inventory for the closed stores.
6. Discontinued Operations
     In the third quarter of fiscal year 2005, as part of the restructuring plan described in Note 5, the Company closed or committed to close six stores in markets where the Company does not continue to have a presence. The Company completed these store closings by July 31, 2005. In fiscal year 2005 the Company recorded exit costs associated with these six store closings within discontinued operations totaling $6,291,420, including $2,012,280 of non-cash charges, principally related to impairment of fixed assets. Previously, in the fourth quarter of fiscal year 2004 the Company closed, sold or committed to close eight stores, all of which were closed by December 31, 2004.
     The Company recorded a loss on discontinued operations associated with all these store closings totaling $154,347 and $9,323,039 for the nine months ended June 30, 2006 and June 30, 2005, respectively. At June 30, 2006 the Company had accrued expenses associated with these store closings totaling $1,579,209, which the Company believes is adequate to cover charges associated with the remaining lease terminations and professional fees for the stores included in discontinued operations.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Revenue from the closed stores amounted to $4,067,061 and $10,966,432 for the three and nine months ended June 30, 2005, respectively. There was no revenue from the closed stores for the three or nine months ended June 30, 2006.
     The following is a summary of discontinued operations activity for the nine months ended June 30, 2006:

	Lease
	Termination
	and Other
	Related	Professional
	Charges	Fees	Severance	Total
Balance as of September 30, 2005	$1,565,310	$530,885	$6,653	$2,102,848
Change in estimate — revised assumptions	154,347	—	—	154,347
Payments	(508,588)	(162,745)	(6,653)	(677,986)

Balance as of June 30, 2006	$1,211,069	$368,140	$—	$1,579,209

     Lease termination and other related charges represent lease termination costs and accrued rent on certain closed stores. Professional fees include amounts paid to third parties in connection with the negotiation of lease terminations and with the liquidation of inventory for the closed stores.
7. Income Taxes
     SFAS No. 109, Accounting for Income Taxes, requires the Company to provide a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” In March 2005 the Company recorded a full valuation allowance and has continued to record such an allowance through June 30, 2006 based upon its determination that it was more likely than not that it would not realize the deferred tax benefits related to those assets. The Company based that determination, in part, on its prior three years of losses and consideration of store closings. As of June 30, 2006 the Company provided a full valuation related to federal and state net deferred tax assets. In future periods the Company will re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary. Further, based on the availability of net operating losses being carried forward, the Company did not record any regular federal tax provision on fiscal year 2006 income. During the third quarter of fiscal 2006 the Company reversed the $110,000 federal alternative minimum tax provision recorded during the first six months of fiscal 2006.

8. Net Income per Share
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
     The following is a reconciliation of the weighted average shares outstanding for basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic Earnings (Loss) Per Share:
Numerator:
Net income (loss) from continuing operations	$(14,341,957)	$(24,521,418)	$432,164	$(45,039,878)
Denominator:
Weighted-average shares outstanding	25,369,473	24,600,731	25,044,992	24,538,937

Basic net income (loss) per share	$(0.57)	$(1.00)	$0.02	$(1.84)

Diluted Earnings (Loss) Per Share:
Numerator:
Net income (loss) from continuing operations	$(14,341,957)	$(24,521,418)	$432,164	$(45,039,878)
Denominator:
Weighted-average shares outstanding	25,369,473	24,600,731	25,472,935	24,538,937

Diluted net income (loss) per share	$(0.57)	$(1.00)	$0.02	$(1.84)

Anti-dilutive options and warrants not included in earnings per share calculation	3,995,046	4,342,352	1,981,063	4,429,388

Exercise price range of anti-dilutive options and warrants
Low	$2.70	$0.31	$6.70	$0.31
High	$32.00	$32.13	$32.00	$32.13
9. Related-Party Transactions
     Tweeter held an 18.75% ownership interest in Tivoli Audio, LLC (“Tivoli”), a manufacturer of consumer electronic products, as of June 30, 2006 and 2005. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of operations. Distributions received from Tivoli amounted to $583,000 and $1,404,000 for the nine months ended June 30, 2006 and 2005, respectively. The Company purchased inventory from Tivoli costing approximately $1,108,000 and $1,288,000 during the nine months ended June 30, 2006 and 2005, respectively. Amounts receivable from Tivoli were $11,000 at June 30, 2006, reflecting prepayments on purchases of inventory. Amounts payable to Tivoli were $61,900 at June 30, 2005.
     On December 31, 2004, Tweeter made an initial investment of $300,000 in Sapphire Audio, LLC (“Sapphire”), a manufacturer of consumer electronic products, to obtain a 25% ownership interest. This investment was being accounted for under the equity method of accounting. Sapphire was liquidated during the three months ended June 30, 2006 and the Company recorded a gain of $90,000 in income from equity investments in connection with the liquidation. Distributions received from Sapphire amounted to $292,000 for the nine months ended June 30, 2006. Distributions received from Sapphire amounted to $31,900 for the nine months ended June 30, 2005. The Company purchased inventory from Sapphire costing $6,497,000 and $2,707,000 during the nine months ended June 30, 2006 and 2005, respectively. Amounts payable to Sapphire were $0 and $161,300 at June 30, 2006 and 2005, respectively.
     On April 20, 2005, the Company entered into an agreement with DJM Asset Management, LLC, (“DJM”) a Gordon Brothers Group company, to negotiate possible lease terminations, sublease, assignment or other disposition of certain leases. Since 2001, Mr. Jeffrey Bloomberg, a member of Tweeter’s Board of Directors, has been with

Gordon Brothers Group LLC in the Office of the Chairman. Mr. Jeffrey Bloomberg and Samuel Bloomberg, Chairman of Tweeter’s Board of Directors, are brothers. Tweeter paid $391,000 to DJM associated with this agreement during the nine months ended June 30, 2006. Effective May 26, 2006 the Company terminated the agreement with DJM. As of June 30, 2006 the Company did not have any accruals outstanding related to DJM.
     Mr. Jeffrey Bloomberg is a member of the Board of Directors of Nortek, Inc. (“Nortek”), which is a supplier for Tweeter. The Company purchased inventory from Nortek and its subsidiaries costing approximately $6,323,000 and $3,429,000 during the nine months ended June 30, 2006 and 2005, respectively and had amounts payable to Nortek and its subsidiaries of approximately $258,000 and $905,000 at June 30, 2006 and 2005, respectively.
10. Sale-Leaseback Transaction
     During the quarter ended March 31, 2006, the Company entered into a sale-leaseback arrangement with Tweet Canton LLC, an unrelated party. The Company sold its Canton, Massachusetts distribution and corporate properties, including land and related leasehold improvements, located at 10 and 40 Pequot Way, Canton, Massachusetts, to Tweet Canton LLC for the sum of $13,750,000 and the Company entered into a 16-year lease agreement (with two additional successive option periods for ten and nine years, respectively) with Tweet Canton LLC. Under the new lease agreement the Company will make rental payments of $1,200,000 in year one of the lease, $1,220,000 in year two of the lease, $1,230,000 in year three of the lease, $1,240,000 in each of lease years four through ten, and $1,325,000 in each of the remaining six years of the lease term. The Company received approximately $13.5 million associated with this transaction, net of related fees, which was used to pay down existing debt. The Company recorded a deferred gain of approximately $4.6 million on the sale for the nine months ended June 30, 2006, which is being amortized over the life of the lease.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     We are a specialty retailer of mid- to high-end audio and video consumer electronics products. As of June 30, 2006, we operated 153 stores under the Tweeter, hifi Buys, Sound Advice and Showcase Home Entertainment names. Our stores are located in the following markets: New England, the Mid-Atlantic, the Southeast (including Florida), Texas, Chicago, Southern California, Phoenix and Las Vegas.
     During the third quarter of fiscal year 2005 we initiated a restructuring plan designed to close 19 underperforming stores and re-align our resources and cost structure. As of July 20, 2006 we had executed 13 lease termination agreements or sublet agreements, were in the process of completing negotiations on one location and had five locations remaining to be negotiated.
     Six of the 19 stores we closed were in stand-alone markets and, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations. Revenue from the stores included in discontinued operations amounted to $4,067,000 and $10,966,000 for the three and nine months ended June 30, 2005. There was no revenue from these stores for the three and nine months ended June 30, 2006. Discontinued stores are excluded from the comparable store sales calculation.
     The remaining 13 stores were deemed part of continuing operations and the costs associated with their closings were treated as a restructuring charge. In fiscal year 2005 we recorded restructuring charges associated with these 13 store closings totaling $16,480,000, including $6,331,000 of non-cash charges, principally related to impairment of fixed assets. During fiscal year 2006, we recorded additional incremental costs for these 13 store closings totaling $0 and $484,000 for the three and nine months ended June 30, 2006. At June 30, 2006 we had accrued expenses associated with these 13 store closings totaling $4,901,000, which we believe is adequate to cover costs associated with the remaining lease terminations and professional fees. Revenue from these 13 stores amounted to $8,914,000 and $23,445,000 for the three and nine months ended June 30, 2005. We had $0 and $175,000 of revenue from these stores for the three and nine months ended June 30, 2006, respectively. We have excluded the sales of these 13 stores from the comparable store calculation for the three and nine months ended June 30, 2006 as compared to the three and nine months ended June 30, 2005.

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
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
     Total Revenue — Our total revenue includes delivered merchandise, home installation labor, commissions on service contracts sold, completed service center work orders, direct business-to-business sales, delivery charges and Internet-originated sales and excludes collected sales taxes. Our total revenue from continuing operations decreased $7.3 million, or 4.4%, to $159.3 million for the three months ended June 30, 2006 from $166.6 million for the three months ended June 30, 2005. Our comparable store sales increased $3.5 million, or 2.4%. Sales increased $921,000 from new stores opened for less than 12 months. We recorded a decrease in sales of $12.2 million related to stores that closed and are included in continuing operations.
     For the three months ended June 30, 2006 flat panel televisions and home installation continued to drive our business. Flat panel televisions grew to 32.5% of our total retail revenue for the period, compared to 25.8% for the three months ended June 30, 2005. This increase was partially offset by declining revenue from projection TVs, TV monitors, satellite TV equipment, DVD equipment and camcorders, a category we no longer offer for sale. Collectively, these categories declined to 15.4% of our total retail revenue for the period compared to 21.5% for the three months ended June 30, 2005. Revenue from our audio and mobile categories also declined compared to the same quarter last year. Together they were down to 26.0% of our total retail revenue for the period compared to 28.2% for the three months ended June 30, 2005. Home installation labor revenue grew to 7.6% of our total retail revenue for the period, compared to 6.3% in the same quarter last year.
     Cost of Sales and Gross Profit — Our cost of sales includes merchandise costs, delivery costs, distribution costs, home installation labor costs, purchase discounts and vendor allowances. Our cost of sales related to continuing operations decreased $8.6 million, or 8.3%, to $94.7 million for the three months ended June 30, 2006 from $103.3 million for the three months ended June 30, 2005. Our gross profit increased $1.3 million, or 2.1%, to $64.6 million for the three months ended June 30, 2006 from $63.3 million for the three months ended June 30, 2005. Our gross margin percentage increased to 40.6% for the three months ended June 30, 2006 from 38.0% for the three months ended June 30, 2005. The increase in our gross margin was led by improvement in our video and audio categories, primarily due to the effect that closed stores had on our results for the three months ended June 30, 2005, when sales from closed stores were liquidated at a loss.
     Selling, General and Administrative Expenses — Our selling, general and administrative expenses (“SG&A”) include the compensation of store personnel and store specific support functions, occupancy costs, store level depreciation, advertising, pre-opening expenses, credit card fees and the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Our SG&A expenses declined $2.0 million, or 2.5%, to $78.1 million for the three months ended June 30, 2006 from $80.1 million for the three months ended June 30, 2005. As a percentage of total revenue, our SG&A expenses increased to 49.1% for the three months ended June 30, 2006 from 48.1% for the three months ended June 30, 2005. The decrease in expense dollars is related to our having closed 13 stores in June 2005 as well as other stores since then upon the expiration of their leases. The increase in our expenses as a percentage of revenue is due to increases of 0.7% for insurance, where we experienced increases in the cost of claims and increases in reserves based on our claims experience, 0.6% for depreciation, 0.3% for vehicles and 0.2% for store maintenance. These increases were partially offset by a reduction of 0.3% in marketing and smaller reductions in other categories.
     Amortization of Intangibles — We incurred amortization of intangibles expense of $170,000 for both the three months ended June 30, 2006 and 2005.
     Interest Expense — Our interest expense increased to $1,001,000 for the three months ended June 30, 2006 compared to $780,000 for the three months ended June 30, 2005. Our interest expense increased due to an increase in our average borrowings and higher interest rates. In addition, our term loans of $13 million as of June 30, 2006 bear higher interest rates than our revolving credit facility. There were no term loans outstanding during the three months ended June 30, 2005.
     Income from Equity Investments — Our income from equity investments increased to $275,000 for the three months ended June 30, 2006 from $249,000 for the three months ended June 30, 2005. We owned 18.75% of Tivoli for the three months ended June 30, 2006 and 2005. We owned a 25% interest in Sapphire up until its liquidation during the three months ended June 30, 2006. We recorded a gain of $90,000 in connection with the liquidation for the three months ended June 30, 2006.
     Income Taxes — SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2006, we provided a full valuation allowance related to federal and state net deferred tax assets. The third quarter loss resulted in the reversal of the $110,000 federal alternative minimum tax provision recorded during the first six months of fiscal year 2006. The effective tax rate for the three months ended June 30, 2006 and 2005 was (0.7%) and 0.0%, respectively.
     Discontinued Operations — In the third quarter of fiscal year 2005, we closed or committed to close six stores classified as discontinued operations. In the fourth quarter of fiscal year 2004 we closed or committed to close eight stores classified as discontinued operations. The decision to exit these stores was primarily related to their poor operating results. The loss from discontinued operations associated with these store closings amounted to $26,000 and $7,423,000 for the three months ended June 30, 2006 and 2005, respectively. Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $4,067,000 for the three months ended June 30, 2005. There was no revenue from closed stores included in pre-tax loss from discontinued operations for the three months ended June 30, 2006.
NINE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2005
     Total Revenue —Our total revenue from continuing operations increased $6.2 million, or 1.0%, to $613.0 million for the nine months ended June 30, 2006 from $606.8 million for the nine months ended June 30, 2005. Our comparable store sales increased $26.6 million, or 4.9%. We generated an increase in sales of $8.3 million from new stores opened for less than 12 months. We recorded a decrease in sales of $30.4 million related to stores that closed and are included in continuing operations.
     For the nine months ended June 30, 2006 flat panel televisions and home installation continued to drive our business. Flat panel televisions grew to 33.1% of our total retail revenue for the period, compared to 24.8% for the nine months ended June 30, 2005. This increase was partially offset by declining revenue from projection TVs, TV monitors, satellite TV equipment, DVD equipment and camcorders, a category we no longer offer for sale. Collectively, these categories declined to 20.2% of our total retail revenue for the period compared to 26.4% for the nine months ended June 30, 2005. Revenue from our audio and mobile categories also declined compared to the same period last year. Together they were down to 23.7% of our total retail revenue for the period compared to 26.6% for the nine months ended June 30, 2005. Our home installation labor revenue grew to 6.3% of our total retail revenue for the period, compared to 5.1% in the same period last year.
     Cost of Sales and Gross Profit — Our cost of sales related to continuing operations decreased $6.9 million, or 1.9%, to $358.6 million for the nine months ended June 30, 2006 from $365.5 million for the nine months ended June 30, 2005. Our gross profit increased $13.1 million, or 5.4%, to $254.4 million for the nine months ended June 30, 2006 from $241.3 million for the nine months ended June 30, 2005. Our gross margin percentage increased to 41.5% for the nine months ended June 30, 2006 from 39.8% for the nine months ended June 30, 2005. This increase is primarily the result of an increase in revenue and improvement in gross margin percentage from our flat panel televisions, an increase in revenue from home installation labor, which carries a higher gross margin percentage than sales of our merchandise, and the negative impact on gross margin from the stores that we closed during the nine months ended June 30, 2005.
     Selling, General and Administrative Expenses — Our SG&A expenses declined $4.5 million, or 1.8%, to $250.9 million for the nine months ended June 30, 2006 from $255.5 million for the nine months ended June 30, 2005. As a percentage of total revenue, our SG&A expenses decreased to 40.9% for the nine months ended June 30, 2006 from 42.1% for the nine months ended June 30, 2005. The decrease in our SG&A expenses as a percentage of revenue was mainly the result of decreases of 1.0% for marketing, largely attributable to reductions in newspaper advertising, and 0.4% for compensation, due in part to our having closed stores last year that couldn’t leverage their fixed payroll costs and reductions in mobile installation labor. These decreases were partially offset by an increase of 0.3% for insurance, where we experienced increases in the cost of claims and increases in reserves based on our claims experience.
     Amortization of Intangibles — We incurred amortization of intangibles expense of $510,000 in both the nine months ended June 30, 2006 and 2005.
     Restructuring Charges — We incurred restructuring charges associated with the closing of 13 stores totaling $484,000 for the nine months ended June 30, 2006 and $16.9 million for the nine months ended June 30, 2005. The restructuring charges are related to lease termination and other related costs.
     Interest Expense — Our interest expense increased to $3,500,000 for the nine months ended June 30, 2006 compared to $2,008,000 for the nine months ended June 30, 2005. Our interest expense increased due to an increase in our average borrowings and higher interest rates. In addition, our term loans of $13 million as of June 30, 2006 bear higher interest rates than our revolving credit facility. There were no term loans outstanding during the nine months ended June 30, 2005.
     Income from Equity Investments — Our income from equity investments increased to $1,461,000 for the nine months ended June 30, 2006 from $540,000 for the nine months ended June 30, 2005. This is due to the increased profitability in Tivoli. We owned 18.75% of Tivoli for the nine months ended June 30, 2006. For the nine months ended June 30, 2005 we owned 25% of Tivoli up until May 4, 2005 when we sold 68,750 shares of our investment and we owned 18.75% after this transaction occurred. Our income from equity investments for the nine months ended June 30, 2006 also reflects our 25% ownership of Sapphire up until their liquidation during the period, which was acquired on December 31, 2004.
     Income Taxes — SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2006, we provided a full valuation allowance related to federal and state net deferred tax assets. The effective tax rate for the nine months ended June 30, 2006 and 2005 was 0% and (93)%, respectively. Our effective tax rate for the nine months ended June 30, 2005 was adversely affected by a deferred tax asset write-off of $22.3 million.
     Discontinued Operations — In the third quarter of fiscal year 2005, we closed or committed to close six stores classified as discontinued operations. In the fourth quarter of fiscal year 2004 we closed or committed to close eight stores classified as discontinued operations. The decision to exit these stores was primarily related to their poor operating results. The loss on discontinued operations associated with these store closings amounted to $154,000 and $9,323,000 for the nine months ended June 30, 2006 and June 30, 2005, respectively. Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $10,966,000 for the nine months ended June 30, 2005. There was no revenue from closed stores included in pre-tax loss from discontinued operations for the nine months ended June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash needs are primarily to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores, remodeling or relocating older stores and, in recent years, to fund operating losses.

     For the nine months ended June 30, 2006, we generated approximately $22.7 million of cash from operating activities. This includes net income of $0.3 million and distributions from equity investment of $0.6 million. Non-cash expenses, net recorded for the period totaled $19.0 million. These non-cash expenses consisted primarily of $19.6 million for depreciation, amortization and accretion and $0.7 million of stock based compensation, offset in part by $1.5 million for income from equity investments. Other sources of cash totaled $15.9 million, which primarily consisted of decreases in accounts receivable, inventory and prepaid and other assets due to seasonal variations and the timing of expenditures for the nine month period. These sources were partially offset by other uses of cash that totaled $13.1 million, consisting primarily of decreases in accounts payable, associated with our lower level of inventory, accrued expenses, due to the timing of payments made for operating costs, and customer deposits, related to the seasonality of our revenue.
     For the nine months ended June 30, 2006, we generated $0.6 million of cash from investing activities. Sources of cash totaled $13.8 million and consisted primarily of net proceeds of $13.5 million from the sale-leaseback transaction on our corporate office and New England distribution facilities and proceeds of $250,000 from the liquidation of our investment in Sapphire. Offsetting these sources of cash were capital expenditures of $13.2 million.
     Our net cash used in financing activities during the nine months ended June 30, 2006 was $23.7 million. The decrease in the short-term portion of long-term debt was $2.6 million and repayments of long-term debt were $25.3 million. In addition, we received proceeds from stock options exercised and employee stock purchases of $4.2 million.
     Our senior secured revolving credit facility (“credit facility”), as amended July 25, 2005, provides for up to $90 million in revolving credit loans and $13 million in term loans. The credit facility is secured by substantially all of our assets and contains various covenants and restrictions, including that: (i) we cannot create, incur, assume or permit additional indebtedness, (ii) we cannot create, incur, assume or permit any lien on any property or asset, (iii) we cannot merge or consolidate with any other person or permit any other person to merge or consolidate with us, (iv) we cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) we cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) we cannot declare or make any restricted payments, which includes any dividend or certain other distributions. Borrowings are restricted to applicable advance rates based principally on eligible inventory and receivables, reduced by a $5 million reserve, a portion of customer deposits and outstanding letters of credit. At June 30, 2006, $22.4 million was available for future borrowings. The credit facility expires on April 1, 2008.
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
     Our weighted average interest rates on all outstanding borrowings for the nine months ended June 30, 2006 and 2005 were approximately 7.4% and 5.2%, respectively.
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
     At June 30, 2006 we had $44.0 million of variable rate borrowings outstanding under our revolving credit facility and term loans. A hypothetical 10% change in interest rates for this variable rate debt would have an approximate $364,000 annual impact on our income and cash flows based on our June 30, 2006 borrowing levels.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer, who also is presently serving as acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006. Based on such evaluation, the Company’s Chief Executive Officer has concluded that, because of the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K filed on December 29, 2005, the Company’s disclosure controls and procedures were not effective as of June 30, 2006.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     There were no material changes in the Company’s risk factors in the first nine months of fiscal 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Ex. 10.1	Employment Agreement between the Company and Gregory Hunt
Ex. 10.2	Amendment to Employment Agreement between the Company and Gregory Hunt
Ex. 31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.
By:	/s/ Joseph G. McGuire
Joseph G. McGuire
President and Chief Executive Officer and acting Chief Financial Officer

Date: August 9, 2006