Form 10-K
period 2006-09-30
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2006-12-21
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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

(781) 830-3000
(Registrant’s telephone number including area code)

Securities registered pursuant to section 12(b) of the Act:

Common Stock, $.01 par value (Title of Class)	The NASDAQ Stock Market LLC (Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the last sales price for such stock on March 31, 2006, as reported by NASDAQ, was $170,144,048.

On December 15, 2006, the company had outstanding 25,492,178 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on January 25, 2007 are incorporated by reference into Part III.

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

General

Tweeter is a national specialty consumer electronics retailer providing audio and video solutions for the home and mobile environment. We believe that we can apply our expertise to help our customers “live in hi-def.”

As of September 30, 2006, we operated 153 stores in 22 states under the Tweeter, Sound Advice, hifi buys and Showcase Home Entertainment names. Our stores are located in the following markets: New England, the Mid-Atlantic, the Southeast (including Florida), Chicago, Texas, Southern California, Phoenix, and Las Vegas. We operate in a single business segment of retailing audio, video and mobile consumer electronics products. Our stores feature a selection of quality home and mobile audio and video products including cutting edge HDTV plasma, LCD and rear-projection television sets, home theater video and audio solutions, home theater furniture, DVD players and recorders, surround sound systems, audio components, digital video satellite systems, satellite radios, personal video recorders and digital entertainment centers. We differentiate ourselves by focusing on consumers who seek audio and video products with advanced features, functionality and performance and by offering expert in-home installation services. We have created an inviting retail environment in each store with specially designed notional spaces, allowing our customers to visualize the technology in a more natural home setting. Our stores average approximately 11,100 square feet and are staffed with highly trained sales and installation professionals. Our goal is to ensure that each customer receives the best possible experience through their entire purchase and installation process. We believe this commitment to customer service, along with our competitive prices, will build customer loyalty and brand awareness.

Trade names.  We currently operate under several trade names, with 116 of our stores being Tweeter stores. We also operate 24 stores in Florida as Sound Advice stores, 9 stores in the Southeast as hifi buys stores and 4 stores in Arizona as Showcase Home Entertainment stores.

We have registered the “Tweeter” and “Tweeter etc.” service marks with the United States Patent and Trademark Office. We have also registered the “Prosolutions” trademark and the “AVi.d. Member,” “Slamfest,” “Wise Buys” and “Picture Perfect” service marks with the United States Patent and Trademark Office. We have not registered “hifi buys,” “Sound Advice” and some of our other service marks. We are aware that other consumer electronics retailers use the name hifi buys and Sound Advice. We have submitted applications for registration of some of our other service marks, which applications are currently pending. We may be unable to successfully register such service marks. In addition our service marks, whether registered or unregistered, and our patents may not be effective to protect our intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future.

Competition.  We are a relatively small player in the U.S. consumer electronics market. According to the Consumer Electronics Association, consumer electronics sales are expected to reach $140 billion in 2006. With annual revenue of nearly $800 million, we account for less than 1% of the total. Several large players, including Best Buy, Circuit City, Sears and Wal-Mart, dominate the industry and have significantly greater resources than we have. We do not compete with these larger players in all categories, but there is some overlap between our products. Typically, the overlap includes the higher-end (more sophisticated, with more features and options) of the larger players’ products and the lower end (more entry level, with fewer features and options) of our products. One advantage we believe we have over the larger players is our ability to provide our customers with superior service by our professionally trained sales and installation experts. We also compete with many small, independent retailers that carry similar products and offer similar service levels.

Seasonality.  Our business is subject to seasonal variations. The table below lists the percentage of annual revenue generated in each of our fiscal quarters for the last two fiscal years.

Percentage of Annual Revenue

	Three Months Ended
	December 31	March 31	June 30	September 30

Fiscal 2006	34.4%	24.2%	20.5%	20.9%
Fiscal 2005	32.4%	22.9%	21.0%	23.7%

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

Purchases and Returns.  We generally allow our customers to return products within a specified amount of time from the initial retail sale or 60 days if the product is defective. This can vary for some product categories such as speakers, where we have a trade up policy available. We also offer extended payment terms and other promotional offers as an inducement to purchase. We partner with GE Money Bank to run our private label credit card program. GE Money Bank bears all credit risk under the terms of this agreement.

Business Strategy

The key elements of our business strategy are as follows:

Extensive Selection of Mid- to High-End Home and Mobile Products.  We concentrate on delivering our customers a complete range of home and mobile consumer electronics products. This focus differentiates us from larger format superstores and mass merchandisers, who offer a broad array of consumer electronics and non-electronics products with an emphasis on products priced at introductory price levels. Our emphasis on mid- to higher-end products positions us attractively to those seeking to buy more advanced or limited distribution products. Our salespeople are extensively trained to educate our customers about new technologies. As a result of our mid- to higher-end product focus, a historical early adopter customer base and our extensively trained sales force, we are often among the earliest retailers to offer new product innovations. Tweeter has a long tradition of catering to the audio and/or video enthusiast, and for over three decades we have introduced many new technologies to the marketplace. We were among the first retailers to offer flat panel plasma and LCD televisions, DVD players and CD players. We will often hold a market share in new technology that is disproportionately large compared to our share of audio and video consumer electronics overall. Similarly, we are among the first retailers to see a decline in sales from products after they become well established in the marketplace and our customers move on to newer technology. By staying in the forefront of the technology curve we believe that our focused product offering allows for higher gross margin opportunities, appeals to a more service-conscious consumer and results in enhanced brand awareness of our regional names among members of our targeted customer group.

In-Home Services Business.  As consumer electronics products have become more sophisticated and complex, our in-home installation services have become a more significant part of our business. We not only offer customers a broad home entertainment package, we also have a large team of highly trained in-home installation experts who can efficiently install the chosen solution in the customer’s home.

Exceptional Customer Service.  We believe that the quality and knowledge of our sales and installation professionals is critical to our success and represents a significant competitive advantage. Our relationship-selling model encourages sales associates to promote a comfortable, trusting, low-pressure environment. We provide new sales and installation associates with intensive classroom training and all sales and installation associates receive ongoing training, both at the store and at our regional training centers. Our sales and installation associates receive technical product training prior to our introduction of significant new products. We believe that our superior customer service has enabled us to engender long-term customer loyalty.

Dynamic, Inviting Stores.  Our stores display products in a dynamic and inviting setting intended to encourage the customer to view and hear products in sound rooms and other notional spaces architecturally and acoustically designed to simulate the customer’s home or mobile environment. Our stores blend a colorful, comfortable lifestyle environment, with innovative and interactive product displays that enable customers to audition and compare a sample of products. Each store contains a flat panel technology showcase, which displays an extensive selection of plasma, LCD and related products, and every store contains a home theater vignette, which showcases our home theater products.

Everyday Competitive Pricing.  We utilize an “everyday competitive pricing” strategy with fixed prices clearly marked on our products. Store managers regularly visit local competitors to ensure that our pricing remains competitive within the store’s local market.

Store Real Estate and Operational Strategy

Store Format and Operations.  As of September 30, 2006, we operated 153 stores, consisting of 116 Tweeter stores in New England, the Mid-Atlantic, the Southeast, Chicago, Texas, Southern California and Las Vegas; 24 Sound Advice stores in Florida; 9 hifi buys stores in the Southeast and 4 Showcase Home Entertainment stores in Phoenix.

Our store concept combines the comfort of the home environment with practical displays, enabling consumers to sample and compare the features and functions of products in various combinations. Unlike many other consumer electronics stores, which contain large, open spaces where many different audio and video products are displayed, our stores feature individual sound rooms. The sound rooms architecturally and acoustically resemble a home environment to enable our customers to see and hear how products will perform at home and they allow them to listen to and compare various combinations of audio and video equipment. In addition, each store contains a flat panel technology showcase, which displays an extensive selection of plasma and LCD televisions and related video products, and every store contains home theater vignettes, which showcase our home theater products. The majority of our stores have areas that feature state-of-the-art audio and video mobile systems. Most stores provide mobile systems installation through on-premises installation bays.

In 2005 we introduced a new prototype store, a consumer electronics playground concept. This prototype has a unique selling space to make it easier and more enjoyable for customers. It showcases whole-home control and automation through notional spaces specifically designed to replicate the rooms throughout a customer’s home. The customer experience begins at the concierge service desk. As customers enter the store they are greeted by a concierge, to enhance service and optimize their shopping experience. Initial results from our new prototype store were favorable and in 2006 we extended the test by renovating one existing store and relocating one other store using the same format. Based on the performance of these prototype stores we have adopted this format as our new prototype and we will look to introduce it in additional existing and new locations going forward.

Stores are typically staffed with a general sales manager, an assistant sales manager, an operations manager, approximately 12 sales associates and mobile electronics installers. Some sales associates specialize in either in-home or mobile systems. We provide new sales associates with intensive classroom training and all sales associates receive ongoing training, both at the store and at the regional training centers. The sales force receives technical product and sales training prior to the introduction of significant new products.

Most of our store managers are compensated through base pay, commissions and monthly bonuses based on store performance. Store managers can earn a substantial portion of their annual compensation through such bonuses. Sales associates are compensated through a commission program that is based on the revenue and gross margins of products they have sold.

Our strategy is to capitalize on our highly trained sales force and installation specialists to drive sales of new consumer electronics technologies from existing stores. We were one of the first retailers to sell products such as

CD players, DVD players, plasma televisions, digital televisions, mobile video and satellite radio. We expect that we will continue to be among the first retailers to offer new consumer electronics products as they are developed. We continue to put considerable effort into having a knowledgeable sales team that has expertise in selling new technologies to our customers. They are backed-up by an equally expert team of installation specialists so that our customers can enjoy their purchases quickly and easily. We believe that as a result we will continue to attract buyers who wish to be “early adopters” of new products.

Additionally, our other operations include a corporate sales division, which sells to businesses, institutions and other organizations, and an Internet-based business, whose website is located at www.tweeter.com.

Site Selection.  Our stores average approximately 11,100 square feet and we typically lease space located in freestanding buildings or strip shopping centers within high traffic shopping areas. New store sites are selected on the basis of several factors, including physical location, demographic characteristics of the local market, proximity to other retailers, access to highways or other major roadways and available lease terms. We look for co-tenants that are likely to draw customers whom we would otherwise target and we believe that the proximity to other consumer electronics retailers is, on balance, a positive factor due to increased customer traffic.

Renovating and Relocating Stores.  As store leases come up for renewal we conduct a disciplined review and evaluation of each location. Based upon this evaluation we may choose to exercise our renewal option, relocate the store to a better location in the same market or close the store. We have approximately 44% of our store leases coming up for renewal over the next five years. We also intend to renovate certain stores as we continue to build on our consumer electronics playground concept model. During fiscal 2006, we renovated 1 existing store and relocated 1 store, converting them into the consumer electronics playground concept, and we closed 6 stores, in the following markets:

	Number of Stores
Market	Renovated	Relocated	Closed

New England	1	—	—
Mid Atlantic	—	—	1
Southeast	—	—	2
Chicago	—	1	—
Texas	—	—	2
Southern California	—	—	1

Total	1	1	6

By taking a disciplined approach toward real estate our goal is to stabilize our store count, convert existing stores to our new prototype through either renovation or relocation and begin to open new stores within our current markets. We have tentatively planned to complete 4 renovations, relocate 4 stores and close 4 stores in fiscal 2007. We also plan to open 4 new stores in fiscal 2007. These plans may vary based upon our operating performance.

Store closing program.  In fiscal 2005 we performed a major study of our real estate portfolio and took a number of actions. Between April 2005 and October 2005 we closed 19 underperforming stores, six of which were classified as discontinued operations since we vacated the markets in which those six stores operated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these stores as discontinued operations in the accompanying consolidated statement of operations. As of September 30, 2006, of the 19 store closings, we had executed 13 lease termination agreements or sublease agreements, leaving six locations remaining to be negotiated. These six locations have taken longer to resolve than originally expected. Accordingly, we increased our reserves for restructuring and discontinued operations in fiscal 2006. We believe that these reserves are adequate to cover costs associated with the remaining lease obligations.

Additionally, in the fourth quarter of fiscal 2004 we closed or committed to close eight stores, five of which were closed as of September 30, 2004 and three of which were closed during the first quarter of fiscal 2005. These eight stores are classified as discontinued operations along with the six stores mentioned above.

Merchandise

Our stores feature home audio systems and components, mobile audio and video systems, video products such as flat-panel plasma and LCD televisions, digital projection televisions, digital satellite systems, digital video recorders, DVD players and other consumer electronics products such as wireless remote control devices, digital media players, home audio speakers, stereo and surround sound receivers and portable audio equipment. We offer home and mobile stereo installation services and provide warranty and non-warranty repair services through all of our stores. Our in-home installation business provides design, installation and educational services in connection with new construction and home renovations, as well as for existing homes. Products provided by our in-home installation group include home theater systems, satellite TV, Internet access systems, touch screen controls and whole-house control systems, which may include music, security, lighting and utility control systems. Our emphasis on mid- to high-end products enables us to offer limited distribution products and to be among the earliest retailers to offer new product innovations.

We stock products from many suppliers, including, Alpine, Apple Computer, Bose, Clarion, Denon, Focal, Krell, Mirage, Martin Logan, Mitsubishi, Panasonic, Pioneer, Polk, Samsung, Sony, Tivoli, Velodyne and Yamaha. We seek to manage our product mix to maximize gross margin performance and inventory turns. Historically, video products have yielded lower gross margin than audio products. Total sales of video products have increased at rates faster than the increases in audio product sales during the last several years as a result of the increased customer interest in big screen televisions. Accordingly, we have enhanced our in-home installation business to increase sales of higher margin audio products and in-home services. The strategy involves training and incentive programs for sales associates to work with customers to demonstrate audio products that enhance the performance of the video products they are purchasing, so that a customer purchasing a video product is more likely to purchase an audio product as well.

The table below lists the approximate percentage of revenue for each of our primary product categories for our fiscal years ended September 30, 2006, 2005 and 2004, respectively. The percentage of revenue represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction of new products into the market, changes in our product mix, and the timing of marketing events. The historical percentages listed below may not be indicative of revenue percentages for future periods:

Percentage of Revenue by Product

	Years Ended September 30,
Product Category	2006	2005	2004

Video(1)	57%	55%	57%
Audio(2)	18%	18%	19%
Mobile(3)	9%	10%	11%
Home installation labor	7%	5%	4%
All other 4	9%	12%	9%

(1)	Includes flat-panel televisions, projection televisions, furniture, DVD recorders and players and other video categories.

(2)	Includes speakers, receivers, home theater and other audio categories.

(3)	Includes mobile multimedia devices, installation labor, car speakers, car decks and other mobile categories.

(4)	Includes power accessories and cables, extended warranties, labor and parts, home installation parts and other miscellaneous categories.

Purchasing and Inventory

Our purchasing and inventory control functions are based out of our corporate offices in Canton, Massachusetts. The purchasing decisions are made by our purchasing group, which has primary responsibility for product selection, stocking levels and pricing. Purchasing decisions are facilitated by our information systems, which analyze stocking levels and product sell-through. The purchasing group continuously reviews new and existing products with a view towards maintaining a wide range of high quality, brand-name consumer electronics products within the product mix. In order to remain current with new and developing products, we regularly host presentations by our major suppliers. In recent years, we have traveled to the Far East to assist in product development for our class of products.

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

We source products from many suppliers. Our largest supplier and our ten largest suppliers, ranked by purchasing volume, represented 22% and 77%, respectively, of our total purchases in fiscal 2006. We do not maintain long-term commitments or exclusive contracts with any particular supplier, but instead consider numerous factors, including price, credit terms, distribution, quality and compatibility within the existing product mix in making our purchasing decisions. We utilize an automatic replenishment system for store inventory, maintaining stock levels and minimizing total dollars invested in inventory. We believe that our relationships with our large suppliers are excellent and that our focused merchandising and high degree of customer service make us an important distribution channel, particularly for the introduction of new products.

We distribute products to our stores through our regional distribution centers. The following table lists each distribution center, the region it serves and the square footage of the facility.

Distribution Center Locations	Market Served	Sq. Ft.

Canton, MA	New England	90,500
King of Prussia, PA	Mid-Atlantic	67,100
Atlanta, GA(1)	Southeast	84,000
Pembroke Park, FL(2)	Florida	124,500
Chicago, IL	Chicago	122,100
Houston, TX(3)	Texas	72,300
Phoenix, AZ	Phoenix	17,200
San Diego, CA	Southern California and Las Vegas	106,300

Total		684,000

(1)	Sq. ft. includes small facility in Durham, NC.

(2)	Sq. ft. includes small facility in St. Petersburg, FL.

(3)	Sq. ft. includes small facility in Dallas, TX.

We believe that these distribution facilities are sufficient to accommodate any expansion in these markets through at least the year 2008.

Advertising and Marketing

We target consumers seeking informed advice, products and services that result in the creation, integration and installation of home and mobile entertainment solutions. We continue to utilize newspaper ads and free-standing inserts at certain times of the year. However, with newspaper readership declining as consumers are relying more upon the Internet and the variety offered by cable television for their information and entertainment, we began a shift in media strategy in fiscal 2004 to increase our use of electronic media and direct marketing to reach qualified customers and prospects. In fiscal 2004 we allocated less than one-third of our overall advertising budget to broadcast media. In fiscal 2005 we increased this amount to over 50% and in fiscal 2006 to approximately 60%. We now run radio advertisements in markets representing approximately 80% of retail store sales. The direct marketing program consists of catalogs and direct mail to promote new technologies and to convey timely offers. We also use email to send targeted messages to our customers and we use banner ads to advertise on the Internet. All of these efforts are supplemented by local marketing efforts conducted by our store associates, who are supported by our corporate marketing staff. The specific allocation of advertising dollars among the various types of advertising media is reviewed from time to time by management and, if necessary, adjusted to reflect our assessment of advertising results and market conditions.

Providing competitive product pricing is a critical component of our marketing and advertising strategy. Store managers regularly visit the local competition to ensure that their store’s pricing remains competitive. This is supported by a 30-day price protection guarantee. We also offer financing to our customers through GE Money Bank and provide to our customers an annual calendar of available Tweeter and manufacturer finance offers.

Customer Support Center

During fiscal 2006, we established a customer support center, located in our corporate headquarters in Canton, Massachusetts that uses state-of-the-art telephone and data networks. Our call center responds to more than 1,000 phone calls and emails daily. The responses include scheduling service calls, in-home installations and home deliveries, and answering customers’ unique requests for hard to find parts and accessories.

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

Employees

As of September 30, 2006, we had approximately 3,200 employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Tweeter.com Website

Our commercial website address is www.tweeter.com. Our investor relations website is www.twtr.com. We make our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 available on our www.tweeter.com website as soon as reasonably practicable after we electronically file such documents with, or furnish them to, the Securities and Exchange Commission.

Item 1A.	Risk Factors

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

We compete against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Best Buy, Circuit City and Wal-Mart, which sell, among other products, audio and video consumer electronics products similar and often identical to those we sell. We also compete with many small, independent retailers that carry similar products and offer similar service levels. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronics products that we sell. Certain of these competitors have substantially greater financial resources than we have, which may increase their ability to purchase inventory at lower costs or to initiate and sustain predatory price competition. In addition, the large format stores are continuing to expand their geographic markets, and this expansion may increase price competition within those markets.

We have incurred losses from continuing operations for the last five years and those losses could continue in the future.

We have experienced losses from continuing operations for the last five years. Our net loss in 2006 amounted to $16.5 million. Despite efforts to improve our operations, we could incur substantial losses in the future. In four of the last five years we have not provided sufficient cash from operating activities to fund our purchases of property and equipment. Our losses and the related use of cash over the last several years were funded, in part, by increased borrowings under our senior secured revolving credit facility and term loans. There can be no assurance that additional indebtedness will be available to us at all or on acceptable terms.

We may need additional capital and we may not be able to obtain it on acceptable terms, if at all.

Financing for the opening and acquisition of new stores, as well as for the improvement of existing stores, may be in the form of debt or equity or both and may not be available on terms acceptable to us, if at all. We estimate that the average cash investment for capital expenditures required to open a store is in the range of $0.8 million to $1.5 million, depending upon the level of construction required. The actual cost of opening a store may be significantly greater than such estimates, however, and we may need to seek additional debt and/or equity financing in order to fund our continued expansion through 2007 and beyond. In some cases, we lease stores in an existing building and incur costs for leasehold improvements to convert the space to our retail format. Additional factors vary depending on the region in which a new store is being opened, and can therefore cause a corresponding region-to-region variation in the cost of opening a new store, including the following:

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

Our continued growth depends on our ability to increase sales in our existing stores. Our ability to increase sales in existing stores may also be affected by our:

•	Success in attracting customers into our stores;

•	Ability to maintain fully staffed and trained employees;

•	Ability to keep stores stocked with the correct merchandise; and

•	Ability to choose the correct mix of products to sell.

Our comparable sales results may fluctuate significantly, which could adversely affect our reportable revenue and profitability.

“Comparable store sales” is a term we use to compare the year over year sales performance of our stores. A store is included in the comparable store sales base after it is in operation for 12 full months. An acquired store is included after 12 full months from the date of acquisition. In addition, comparable store sales include Internet-originated sales. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. In 2005 we initiated a store closing program. We removed those closing stores from the comparable store sales base in May 2005, after we determined that they would close. Stores that are part of discontinued operations are also excluded from the comparable store sales base.

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

The Company’s success and ability to properly manage its growth depends to a significant extent on both the performance of its current executive and senior management team and its ability to attract, hire, motivate, and retain additional qualified and talented management personnel in the future. The Company’s inability to recruit and retain such personnel, or the loss of services of any of its current key employees, could have a material adverse impact on the Company’s operations.

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

The success of our business and growth strategy depends to a significant degree upon our suppliers, particularly our brand-name suppliers of audio and video equipment. We do not have any supply agreements or exclusive arrangements with any suppliers. We typically order our inventory through the issuance of individual purchase orders to suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our largest supplier and our ten largest suppliers, ranked by purchasing volume, represented 22% and 77%, respectively, of our total purchases in fiscal 2006. The loss of any of these key suppliers could affect our business, as we may not be able to find suitable replacements.

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

Our “Tweeter,” “Tweeter etc.,” “AVi.d. Member,” “Slamfest,” “Wise Buys” and “Picture Perfect” service marks have been registered with the United States Patent and Trademark Office. We have not registered “hifi buys,” “Sound Advice” and some of our other service marks. We are aware that other consumer electronics retailers use the name “hifi buys” and “Sound Advice.” We have submitted applications for registration of some of our other service marks, which applications are currently pending. We may be unable to successfully register such service marks. In addition our service marks, whether registered or unregistered, and our patents may not be effective to protect our intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the number and location of stores we operated at the end of each of the last three fiscal years, by state:

	At September 30,
	2004				2005			2006
				End			End			End
				of			of			of
State	Openings	Acquisitions	Closings	Period	Openings	Closings	Period	Openings	Closings	Period

Alabama				3		1	2			2
Arizona				5		1	4			4
California				15	1	3	13		1	12
Connecticut				7			7			7
Delaware				2			2			2
Florida	1		4	30		6	24			24
Georgia				14		4	10		1	9
Illinois				15		2	13			13
Maine				1			1			1
Maryland				6	1		7			7
Massachusetts			1	15			15			15
Nevada				—	1		1			1
New Hampshire				4			4			4
New Jersey				4			4			4
New York				2			2			2
North Carolina		5		9			9		1	8
Pennsylvania			1	13		2	11		1	10
Rhode Island				1			1			1
South Carolina				4		1	3			3
Tennessee		1		4	1	1	4			4
Texas				17	1	1	17		2	15
Virginia	1			5			5			5

Total	2	6	6	176	5	22	159	—	6	153

At September 30, 2006 we occupied approximately 1,697,000 square feet of retail store space. Our stores range in size from 3,500 square feet to 24,000 square feet and average approximately 11,100 square feet. They include sales space, inventory storage, management offices and employee areas. The majority of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for 24 of our stores have percentage rent provisions, which range from 1.5% to 5% of gross sales in excess of certain specified sales amounts. The initial terms of our leases range from 5 to 25 years and generally allow us to renew for up to three additional five-year terms. The terms of our leases, including exercised renewal options, expire between December 2006 and January 2025. We currently are leasing a few locations on a month-to-month basis. The average lease term for our stores is 14.2 years and the average remaining lease term is 6.7 years, excluding renewal options.

Our corporate offices and the New England distribution and service centers are located in two leased facilities totaling 151,400 square feet in Canton, MA. In addition, we lease approximately 603,000 square feet of regional operating facilities, including major distribution, service centers and offices in King of Prussia, PA, Atlanta, GA, Pembroke Park, FL, Chicago, IL, Houston, TX, San Diego, CA and Phoenix, AZ.

Item 3.	Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

Quarter Ended	High	Low	Last

September 30, 2006	$7.12	$3.31	$4.56
June 30, 2006	9.10	6.24	7.10
March 31, 2006	9.22	4.80	7.84
December 31, 2005	6.40	3.24	5.72
September 30, 2005	4.75	2.26	3.29
June 30, 2005	5.68	2.27	2.50
March 31, 2005	7.48	4.77	5.57
December 31, 2004	7.09	5.26	6.88

The last sale price of the common stock on December 7, 2006, as reported by NASDAQ, was $2.40 per share. As of December 7, 2006, there were approximately 2,700 holders of record of our common stock.

We do not anticipate paying any cash dividends for the foreseeable future. Please see “Liquidity and Capital Resources” below.

The following table summarizes our stock option plans as of September 30, 2006. Further details of our stock option plans are discussed in the notes to the consolidated financial statements. The adoption of each of our stock option plans was approved by our shareholders.

	Number of
	securities to
	be issued
	upon the exercise	Weighted-average	Number of securities
	of outstanding	exercise price of	remaining available
	options	outstanding options	for future issuance

1998 Stock Option and Incentive Plan	1,767,986	$7.05	—
2004 Long-Term Incentive Plan	1,105,003	4.60	1,516,005

Total	2,872,989	$6.10	1,516,005

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data (amounts in thousands, except per share and number of stores data)

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	2006	2005	2004(4)	2003	2002(3)

Statement of Operations:
Total revenue	$775,287	$795,090	$765,280	$758,162	$763,905
Cost of sales	455,852	481,436	467,721	498,355	489,007

Gross profit	319,435	313,654	297,559	259,807	274,898
Selling, general and administrative expenses	331,346	343,593	317,810	275,064	244,005
Amortization of intangibles	567	680	680	680	1,573
Impairment charge	—	—	—	—	181,176
Restructuring charges	1,195	16,480	—	—	—

Operating loss	(13,673)	(47,099)	(20,931)	(15,937)	(151,856)
Interest expense	(4,570)	(2,743)	(3,350)	(2,834)	(2,282)
Interest income	—	26	328	113	27
Gain on sale of investments	225	9,857	—	—	—

Loss from continuing operations before income taxes	(18,018)	(39,959)	(23,953)	(18,658)	(154,111)
Income tax expense (benefit)	—	25,036	(9,102)	(7,090)	(1,773)

Loss from continuing operations before income from equity investments — related parties	(18,018)	(64,995)	(14,851)	(11,568)	(152,338)
Income (loss) from equity investments — related parties	2,021	1,442	534	403	(26)

Net loss from continuing operations	(15,997)	(63,553)	(14,317)	(11,165)	(152,364)
Discontinued operations:
Pre-tax loss from discontinued operations	(486)	(10,800)	(6,212)	(802)	(12,904)
Income tax benefit	—	—	(2,360)	(305)	(139)

Net loss from discontinued operations	(486)	(10,800)	(3,852)	(497)	(12,765)

Net loss	$(16,483)	$(74,353)	$(18,169)	$(11,662)	$(165,129)

Basic and diluted loss per share:
Loss from continuing operations	$(0.64)	$(2.59)	$(0.59)	$(0.47)	$(6.53)
Loss from discontinued operations	(0.02)	(0.44)	(0.16)	(0.02)	(0.54)

Basic and diluted loss per share	$(0.66)	$(3.03)	$(0.75)	$(0.49)	$(7.07)

Cash dividends declared per share	—	—	—	—	—

Weighted-average shares outstanding:
Basic and Diluted(1)	25,154	24,565	24,165	23,690	23,342
Operating Data:
Stores open at beginning of period	159	176	174	167	147
New stores opened	—	5	2	12	22
Stores acquired	—	—	6	—	2
Stores closed	6	22	6	5	4

Stores open at end of period	153	159	176	174	167
Remodeled/relocated stores	2	—	1	4	8
Comparable store sales(2)	0.6%	1.0%	(0.8)%	(9.9)%	(3.3)%
Balance Sheet Data:
Working capital	$39,355	$39,154	$56,290	$86,575	$89,291
Total assets	258,573	284,017	301,213	308,436	335,878
Long-term debt, excluding current portion	50,362	62,617	35,002	48,267	50,074
Stockholders’ equity	68,156	82,867	156,419	165,037	174,611

(1)	Diluted weighted average shares outstanding excludes shares issuable upon exercise of stock options and warrants outstanding for all periods presented, as inclusion would be anti-dilutive.

(2)	Stores are included in the comparable store base after they are in operation for 12 full months. Acquired stores are included after 12 months from the date of acquisition. Remodeled or relocated stores are excluded from the comparable store base until they have completed 12 full months of operation from the date the remodeling was completed or the store re-opened after relocation. In 2005, when we decided to close 19 stores due to poor operating performance, we removed those stores from the comparable store sales calculation. In addition, comparable store sales include Internet-originated sales.

(3)	The fiscal year 2002 data includes the results of the Hillcrest acquisition from March 1, 2002.

(4)	The fiscal year 2004 data includes the results of the NOW! Audio Video acquisition from July 1, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a national specialty consumer electronics retailer providing audio and video solutions for the home and mobile environment. We believe that we can apply our expertise to help our customers “live in hi-def.”

We opened our first Tweeter store in New England in 1972. As of September 30, 2006, we operated 153 stores in 22 states under the Tweeter, Sound Advice, hifi buys and Showcase Home Entertainment names. Our stores are located in the following markets: New England, the Mid-Atlantic, the Southeast (including Florida), Chicago, Texas, Southern California, Phoenix, and Las Vegas. We operate in a single business segment of retailing audio, video and mobile consumer electronics products. Our stores feature a selection of quality home and mobile audio and video products including cutting edge HDTV plasma, LCD and rear-projection television sets, home theater video and audio solutions, home theater furniture, DVD players and recorders, surround sound systems, audio components, digital video satellite systems, satellite radios, personal video recorders and digital entertainment centers. We differentiate ourselves by focusing on consumers who seek audio and video products with advanced features, functionality and performance and by offering expert in-home installation services. We have created an inviting retail environment in each store with specially designed notional spaces, allowing our customers to visualize the technology in a more natural home setting. Our stores average approximately 11,100 square feet and are staffed with highly trained sales and installation professionals. Our goal is to ensure that each customer receives the best possible experience through their entire purchase and installation process. We believe this commitment to customer service, along with our competitive prices, will build customer loyalty and brand awareness.

In 2005 we introduced a new prototype store, a consumer electronics playground concept. This prototype has a unique selling space to make it easier and more enjoyable for customers. It showcases whole-home control and automation through notional spaces specifically designed to replicate the rooms throughout a customer’s home. The customer experience begins at the concierge service desk. As customers enter the store they are greeted by a concierge, to enhance service and optimize their shopping experience. Initial results from our new prototype store were favorable and in 2006 we extended the test by renovating one existing store and relocating one other store using the same format. Those stores also performed well so we have adopted this format as our new prototype and we will look to introduce it in additional existing and new locations going forward.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of earnings for the fiscal periods shown below:

	Years Ended September 30,
	2006	2005	2004

Total revenue	100.0%	100.0%	100.0%
Cost of sales	58.8%	60.6%	61.1%
Gross profit	41.2%	39.4%	38.9%
Selling, general and administrative expenses	42.7%	43.2%	40.8%
Restructuring charges	0.2%	2.1%	0.0%
Interest expense	0.6%	0.3%	0.4%
Gain on sale of investments	0.0%	1.2%	0.0%
Income from equity investments, net of tax	0.3%	0.2%	0.1%
Net loss from continuing operations	(2.1)%	(8.0)%	(1.9)%

Fiscal 2006 as Compared to Fiscal 2005

Total Revenue.  Our total revenue includes delivered merchandise, home installation labor, commissions on extended warranties sold, completed service center work orders, direct business-to-business sales, delivery charges and Internet-originated sales and excludes collected sales taxes. Generally, revenue from products sold in our retail stores is recognized at the point of sale, when transfer of title takes place and the customer receives the product. In some instances, customers request that we deliver the product to specified locations, in which case revenue would be recognized when the customer receives the product. Revenue from installation labor is recognized as labor is provided. Service revenue is recognized when the repair service is completed. Product sold through our business-to-business division and our Internet web site is shipped “free on board” shipping point and the related revenue is recognized upon shipment.

We use the term “comparable store sales” to compare year-over-year sales performance of our stores. We include a store in our comparable store sales after it has been in operation for 12 full months, while we include an acquired store after 12 full months from the acquisition date. In addition, comparable store sales include Internet-originated sales. We exclude remodeled or relocated stores from our comparable store sales until they have been operating for 12 full months from the date we completed the remodeling or the date the store re-opened after relocation. In 2005 we implemented a store closing program. We removed those closing stores from the comparable store sales base in May 2005 after we determined that they would close. Stores that are part of discontinued operations are also excluded from the comparable store sales base.

Our total revenue from continuing operations decreased $19.8 million, or 2%, to $775.3 million in the year ended September 30, 2006 from $795.1 million for the year ended September 30, 2005. The decrease was primarily the result of a $34.6 million reduction in sales related to closed stores. This decrease in revenue was partially offset by an increase of $8.3 million related to revenues from new stores, a comparable store sales increase of $4.5 million, or 1%, and an increase of $2.0 million associated with direct business-to-business sales.

In both the years ended September 30, 2006 and 2005 we generated 95% of our total revenue from our retail store sales, 3% from repair service, 2% from direct business-to-business sales and less than 1% from all other revenue. For the year ended September 30, 2006, retail store sales declined $21.8 million, or 3%, repair service revenue declined $0.6 million, or 3%, and direct business-to-business sales increased $2.0 million, or 15%.

Video is our largest category of retail store sales, contributing 57% and 55% of total retail store sales in the years ended September 30, 2006 and 2005, respectively. For the year ended September 30, 2006 we experienced a decline of $7.0 million, or 2%, in video sales. Excluding closed stores, video sales increased $11.2 million. This increase of $11.2 million included an increase of $58.3 million, or 31%, for sales of plasma and LCD televisions, which was partially offset by decreases of $22.7 million, or 16%, for sales of projection televisions, $8.4 million, or 77%, for sales of TV monitors, $5.0 million, or 99%, for sales of camcorders, a category that we discontinued selling in 2005, $4.1 million, or 63%, for sales of satellite TV systems, $3.7 million, or 21%, for sales of DVD players and recorders and $2.7 million, or 15%, for sales of furniture.

Audio, our next largest category of retail store sales, contributed 18% of total retail store sales in the years ended September 30, 2006 and 2005. For the year ended September 30, 2006 we experienced a decline of $11.5 million, or 8%, in audio sales. Excluding closed stores, audio sales decreased $5.1 million, or 4%. This decrease of $5.1 million included decreases of $4.2 million, or 73%, for sales of music systems and $3.5 million, or 5%, for sales of speakers, which were partially offset by an increase of $1.9 million, or 107% for sales of audio/video networking products.

Mobile contributed 9% and 10% of total retail store sales in the years ended September 30, 2006 and 2005, respectively. For the year ended September 30, 2006 we experienced a decline of $11.4 million, or 15%, in mobile sales. Excluding closed stores, mobile sales decreased $6.4 million, or 9%. This decrease of $6.4 million included decreases of $2.4 million, or 24%, for sales of car decks, $1.4 million, or 12%, for sales of car speakers, $1.1 million, or 6%, for sales of mobile multimedia products, $0.9 million, or 6%, for car installation labor revenue and $0.9 million, or 13%, for sales of car amplifier equipment.

Home installation labor revenue increased $7.4 million, or 18%, for the year ended September 30, 2006, reaching 7% of total retail store revenue, compared to 5% of total retail store revenue in the previous year. Excluding closed stores, home installation labor revenue increased $8.6 million, or 22%.

Cost of Sales and Gross Profit.  Our cost of sales includes merchandise costs, distribution costs, home installation labor costs, purchase discounts and vendor allowances. Our cost of sales decreased $25.5 million, or 5%, to $455.9 million in the year ended September 30, 2006 from $481.4 million in the year ended September 30, 2005. Our gross profit increased $5.7 million, or 1.8%, to $319.4 million in the year ended September 30, 2006 from $313.7 million for the year ended September 30, 2005. Our gross profit percentages were 41.2% and 39.4%
for the years ended September 30, 2006 and 2005, respectively.

Our gross profit percentage from the video category in our retail stores increased 1.3%. This was largely due to an increase of 1.2% in the gross profit percentage for plasma and LCD televisions.

Our gross profit percentage from the audio category in our retail stores increased 0.5%. This was largely due to an increase of 0.6% in the gross profit percentage for speakers.

Our gross profit percentage from the mobile category in our retail stores decreased by 0.4%. The gross profit percentage for mobile multimedia products declined 1.1%, which was partially offset by flat gross profit percentages for car decks and car labor.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses (“SG&A”) include the compensation of store personnel and store specific support functions, occupancy costs, depreciation, advertising, credit card fees and the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Our SG&A expenses decreased $12.3 million, or 4%, to $331.3 million for the year ended September 30, 2006 from $343.6 million for the year ended September 30, 2005.

As a percentage of total revenue, SG&A expenses decreased 0.5%, to 42.7%, for the year ended September 30, 2006, from 43.2% in the prior year. Advertising expenses decreased $5.5 million, or 0.6% as a percentage of total revenue, largely because we reduced our spending on newspaper advertisements due to declining newspaper readership.

Amortization of Intangibles.  Amortization of intangibles was $0.6 million for the year ended September 30, 2006 compared to $0.7 million for the year ended September 30, 2005. This decrease was due to the related intangible asset becoming fully amortized during the year ended September 30, 2006.

Restructuring charges.  In 2006 we recorded an additional $1.2 million associated with a change in estimate of the restructuring reserve related to our closed store program. In 2005 we incurred restructuring charges totaling $16.5 million associated with the closing of 13 stores that are in continuing markets. Our 2005 restructuring charges included $8.1 million for lease termination fees and other related charges, $1.8 million for professional fees related to lease termination negotiations and inventory liquidation, $0.3 million for severance costs and a non-cash charge of $6.3 million related to the write-down of leasehold improvements and lease adjustments. Revenue from these closed stores amounted to $0.2 million and $23.7 million for the years ended September 30, 2006 and 2005, respectively.

Interest expense.  Our interest expense was $4.6 million for the year ended September 30, 2006 compared to $2.7 million for the year ended September 30, 2005. Our interest expense increased due to an increase in our average borrowings and higher interest rates.

Gain on Sale of Investments.  In 2006 we realized a gain on sale of investments of $0.2 million related to the sales of our available for sale securities in September 2006. We realized a gain on sale of equity investment of $9.9 million for the year ended September 30, 2005. On May 4, 2005, we sold 68,750 shares, representing 25% of our total investment, in Tivoli Audio, LLC (“Tivoli”) for $10.3 million. The transaction decreased our total ownership in Tivoli from 25% to 18.75% after completion of the sale.

Income Tax Expense (Benefit).  We are required to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2006, we have provided a full valuation allowance of approximately $52.0 million related to net federal and state deferred tax assets. The effective tax rate (benefit) for the years ended September 30, 2006 and 2005 was 0.0% and 50.8%, respectively. In 2006 we did not record a tax benefit from our pre-tax loss. We provided a valuation allowance on the tax benefit related to the 2006 and 2005 operating losses because of the uncertainty of realization of such benefit.

Income from Equity Investment.  Our income from equity investment increased to $2.0 million for the year ended September 30, 2006 from $1.4 million for the year ended September 30, 2005, reflecting the increased profitability of Tivoli.

Discontinued Operations.  In 2006, we recorded an additional $0.5 million associated with a change in estimate of our discontinued operations reserve. In 2005 we closed or committed to close six stores classified as discontinued operations. The decision to exit these stores was primarily related to poor operating results. There was no revenue from closed stores included in pre-tax loss from discontinued operations for the year ended September 30, 2006. Revenue from the closed stores, included in pre-tax loss from discontinued operations amounted to $11.1 million for the year ended September 30, 2005.

Fiscal 2005 as Compared to Fiscal 2004

Total Revenue.  Our total revenue from continuing operations increased $29.8 million, or 4%, to $795.1 million in the year ended September 30, 2005 from $765.3 million for the year ended September 30, 2004. The increase was primarily the result of revenues from new and acquired stores of $30.9 million, of which $13.3 million related to the NOW! Audio Video acquisition that occurred on July 1, 2004. In addition, comparable store sales increased $7.8 million, or 1%. The increase in revenue was partially offset by a $5.2 million reduction in sales associated with direct business-to-business sales and a $4.8 million reduction in sales related to closed stores.

Video was our largest category of retail store sales, contributing 55% and 57% of total retail store sales in the years ended September 30, 2005 and 2004, respectively. For the year ended September 30, 2005 we experienced a decline of $0.1 million, or 0%, in video sales. Excluding closed stores, video sales increased $4.2 million. This increase of $4.2 million included an increase of $44.3 million, or 31%, for sales of plasma and LCD televisions, which was partially offset by decreases of $17.5 million, or 61%, for sales of TV monitors, $9.9 million, or 6%, for sales of projection televisions, $7.1 million, or 59%, for sales of camcorders, a category that we discontinued selling in 2005, and $5.5 million, or 24%, for sales of DVD players and recorders.

Audio, our next largest category of retail store sales, contributed 18% and 19% of total retail store sales in the years ended September 30, 2005 and 2004, respectively. For the year ended September 30, 2005 we experienced a decline of $2.0 million, or 1%, in audio sales. Excluding closed stores, audio sales decreased $0.5 million, or 0%. This decrease of $0.5 million included decreases of $2.7 million, or 59% sales of audio/video networking equipment, $2.5 million, or 8%, for sales of receivers, $2.0 million, or 12%, for sales of home theater-in-a-box systems and $1.1 million, or 2%, for sales of speakers, which were partially offset by increases of $2.8 million for sales of audio source equipment, which was a new category we introduced in 2005, $2.5 million, or 88%, for sales of personal electronics, $2.0 million, or 72%, for sales of audio accessories and $0.7 million.

Mobile contributed 10% and 11% of total retail store sales in the years ended September 30, 2005 and 2004, respectively. For the year ended September 30, 2005 we experienced a decline of $4.7 million, or 6%, in mobile sales. Excluding closed stores, mobile sales decreased $2.6 million, or 4%. This decrease of $2.6 million included decreases of $3.2 million, or 24%, for sales of car decks and $1.6 million, or 12%, for sales of car speakers, which were partially offset by increases of $1.5 million, or 11%, for car installation labor revenue and $1.2 million, or 7%, for sales of mobile multimedia products.

Home installation labor revenue increased $15.5 million, or 62%, for the year ended September 30, 2005, reaching 5% of total retail store revenue, compared to 4% of total retail store revenue in the previous year. Excluding closed stores, home installation labor revenue increased $15.5 million, or 65%.

Cost of Sales and Gross Profit.  Our cost of sales related to continuing operations increased $13.7 million, or 3%, to $481.4 million in the year ended September 30, 2005 from $467.7 million in the year ended September 30, 2004. Our gross profit increased $16.1 million, or 5.4%, to $313.7 million in the year ended September 30, 2005 from $297.6 million for the year ended September 30, 2004. Our gross profit percentages for the years ended September 30, 2005 and 2004 were 39.4% and 38.9%, respectively. This increase was primarily related to higher contribution from home installation labor and parts, plasma and LCD TVs, cables, remote control devices and furniture. We were also able to reduce the adverse impact of discount coupons on our gross profit. These increases were partially offset by lower contribution from projection TVs, TV monitors, DVD equipment and audio speakers and receivers.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $25.8 million, or 8%, to $343.6 million for the year ended September 30, 2005 from $317.8 million for the year ended September 30, 2004. As a percentage of total revenue, selling general and administrative expenses increased to 43.2% for the year ended September 30, 2005 from 41.5% in the prior year period. The percentage increase was attributable to several factors. Payroll and fringe benefits expenses rose $9.0 million, driven by increased sales and a larger support staff associated with our growing in-home installation business. Advertising costs increased $5.0 million due to an increase in the number of advertising initiatives. Insurance expense increased $3.0 million due to an increase in our workers compensation self-insurance expenses. Bank and credit cards fees increased $2.7 million, reflecting our increase in sales and the increase in interest rates. Occupancy expense increased $2.1 million, primarily due to increases in rent and real estate taxes. Our depreciation expense increased $2.2 million as we began adding more displays in our stores. Vehicle expenses rose by $1.3 million, largely associated with increases in fuel prices and additional vehicles required to support our growing in-home installation business. Utility costs increased by $1.1 million, primarily due to increases in telephone costs. Professional fees increased $1.7 million largely due to increased spending on Sarbanes-Oxley compliance efforts. Partially offsetting these increases was a decrease in non-cash compensation charges of $5.2 million.

Amortization of Intangibles.  Amortization of intangibles was $0.7 million for the years ended September 30, 2005 and 2004.

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

Gain on Sale of Investments.  We realized a gain on sale of equity investment of $9.9 million for the year ended September 30, 2005. On May 4, 2005, we sold 68,750 shares, representing 25% of our total investment, in Tivoli for $10.3 million. The transaction decreased our total ownership in Tivoli from 25% to 18.75% after completion of the sale.

Income Tax Expense (Benefit).  We are required to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2005, we had provided a full valuation allowance of approximately $45.9 million related to net federal and state deferred tax assets. The effective tax rate (benefit) for the years ended September 30, 2005 and 2004 was 50.8% and (38.0%), respectively. In 2005 we recorded tax expense of $25.0 million, $22.3 million of which related to the establishment of a full valuation allowance on net federal and state deferred tax assets established prior to 2005 and the balance of which related to further adjustments of our tax asset and liability accounts. We provided a valuation allowance on the tax benefit related to the 2005 operating loss because of the uncertainty of realization of such benefit.

Income from Equity Investment.  Our income from equity investment increased to $1.4 million for the year ended September 30, 2005 from $0.5 million for the year ended September 30, 2004, reflecting the increased profitability of Tivoli.

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

For the fiscal year ended September 30, 2006, we generated $15.6 million of cash from operating activities. This includes a net loss of $16.5 million. Net non-cash expenses recorded for the year totaled $29.5 million. These non-cash expenses consisted primarily of $26.8 million for depreciation, amortization and accretion, a $3.1 million increase in our allowance for doubtful accounts and $1.0 million of stock-based compensation, offset in part by $2.0 million for income from equity investments. The increase in our allowance for doubtful accounts was largely due to increased reserves for monies due from our former extended warranty provider. The increase in stock-based compensation is due to the issuance of new stock options during the year accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Other sources of cash totaled $8.9 million, which primarily consisted of decreases in accounts receivable of $4.9 million due to better collection efforts of vendor receivables and $2.6 million for inventory due to fewer stores. Our prepaid expenses and other assets decreased by $1.1 million primarily due to changing providers for medical insurance effective the beginning of fiscal 2006, whereby in September 2005 we were required to prepay over $1.0 million to cover the expected run out of claims. Uses of cash totaled $7.1 million consisting primarily of decreases in customer deposits of $3.6 million due to fewer stores and a slowdown in the business experienced in the fourth quarter of fiscal 2006 and decreases in accounts payable and accrued expenses of $2.5 million due to the paydown of accrued restructuring charges.

For the year ended September 30, 2006, we used $3.4 million of cash for investing activities. Capital expenditures were $17.4 million, primarily for investments in information technology, relocated and remodeled stores, merchandising displays and vehicles. We have tentative plans to spend approximately $6.0 million in capital expenditures in 2007. These plans may vary based upon operating performance. Sources of cash totaled $14.0 million and consisted primarily of net proceeds of $13.5 million from the sale-leaseback transaction on our corporate office and our New England distribution facility, $0.3 million as our share of the proceeds from the liquidation of Sapphire Audio, LLC (“Sapphire”), a manufacturer of consumer electronic products and $0.2 million from the sale of equity investments in marketable securities.

Our net cash used in financing activities during the year ended September 30, 2006 was $12.2 million. We paid down $13.7 million of long-term debt and $2.8 million of the current portion of long-term debt. We received $4.0 million in proceeds from stock options exercised and $0.3 million from employee purchases of stock through our employee stock purchase plan.

Our senior secured revolving credit facility (“credit facility”), as amended July 25, 2005, provides for up to $90 million in revolving credit loans, which may include up to $15 million in letters of credit, and $13 million in term loans. The credit facility is secured by substantially all of our assets and contains various covenants and restrictions, including that: (i) we cannot create, incur, assume or permit additional indebtedness, (ii) we cannot create, incur, assume or permit any lien on any property or asset, (iii) we cannot merge or consolidate with any other person or permit any other person to merge or consolidate with us, (iv) we cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) we cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) we cannot declare or make any restricted payments, which includes any dividend or certain other distributions. Borrowings are restricted to applicable advance rates based principally on eligible receivables and inventory, reduced by a $5 million reserve, a portion of customer deposits and outstanding letters of credit. At September 30, 2006, $16.5 million was available for future borrowings and $6.9 million was held as letters of credit. The facility expires on April 1, 2008.

The interest rate on our revolving credit loans ranges from 1.5% to 2% over LIBOR or at the prime rate, depending on our commitment at various dates during the course of the agreement. In addition, there is a commitment fee of 0.25% for the unused portion of the line. Our term loans are in two tranches — Tranche A-1 and

Tranche B. The Tranche A-1 term loan is for $5 million at an interest rate of either 0.75% over the prime rate or 3.00% over LIBOR, whichever rate we choose. The Tranche B term loan is for $8 million at an interest rate of 4.00% over the prime rate or 10.00%, whichever is greater. Neither term loan will require any scheduled principal payments until maturity.

Our weighted-average interest rates on all outstanding borrowings for the years ended September 30, 2006 and 2005 were approximately 7.6% and 5.1%, respectively.

The following table lists our contractual obligations at September 30, 2006 (amounts in thousands):

	Payments Due by Period
		Within	Within	Within	After
		1	2-3	4-5	5
	Total	Year	Years	Years	Years

Long-term debt, including interest(1)	$54,953	$4,040	$50,913	$—	$—
Operating leases — real estate(2)	280,780	35,392	65,617	57,178	122,593
Operating leases — vehicles(2)	1,767	616	698	367	86
Capital lease — real estate(3)	1,485	31	71	83	1,300
Name in title sponsorships(2)	7,138	1,875	3,250	2,013	—

Total(4)	$346,123	$41,954	$120,549	$59,641	$123,979

(1)	Interest was estimated through April 1, 2008, the maturity date of the debt, assuming borrowing levels and interest rates as of September 30, 2006.

(2)	See Note 10 to the consolidated financial statements.

(3)	See Note 8 to the consolidated financial statements.

(4)	At September 30, 2006 we had outstanding purchase orders totaling approximately $115.3 million for the acquisition of inventory that was scheduled for delivery after September 30, 2006. We are obligated to pay for the inventory only upon receipt of goods and in certain instances may change items to be purchased, date the inventory will be received or cancel orders based on inventory needs. We are also obligated to certain officers under employment and severance agreements in the event such officers were to be terminated without cause.

On January 17, 2006 we entered into a sale-leaseback arrangement with Tweet Canton LLC, an unrelated party, with respect to our corporate office and our New England distribution facility, including land and related leasehold improvements, located at 10 and 40 Pequot Way, Canton, Massachusetts. We received approximately $13.5 million, net of related fees, for the sale of these properties, which we used to pay down existing debt. Future lease commitments, which are included in the table above, amount to $1.2 million in each of years one to ten of the lease and $1.3 million in each of the remaining six years of the lease term.

We have experienced losses from continuing operations for the last five years. In four of the last five years we have not provided sufficient cash from operating activities to fund our purchases of property and equipment. However, by using other sources to raise cash including selling owned properties and investments we have been able to limit the amount of borrowings. We believe that our existing cash, together with cash generated by operations and available borrowings under our credit facility, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. Due to the seasonality of our business, our working capital needs are significantly higher in the fiscal first and second quarters and there is the possibility that this could cause unforeseen capital constraints in the future. Within our credit facility, there is an option during our peak holiday season buying periods to have more availability on our credit line to meet these needs. We will continue to monitor our results of operations and spending on capital expenditures, inventory and other initiatives to insure availability on our credit facility is sufficient to meet our needs.

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

Critical Accounting Policies

Presented below is a discussion about our application of critical accounting policies that require us to make assumptions about matters that are uncertain at the time the accounting estimate is made, and where different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Management has identified the following accounting estimates as critical for Tweeter, and will discuss them separately below: allowance for doubtful accounts, inventory obsolescence reserve, goodwill impairment, accounting for stock-based compensation, asset retirement obligations, income taxes, self-insurance accruals, and deferred cash discounts, volume rebates and coop advertising.

Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure relating to it in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Doubtful Accounts

Description

•	Most of our accounts receivable are due from our suppliers, including warranty receivables due from a third party provider, and a small percentage are due from retail customers. Our net accounts receivable balance at September 30, 2006 of $20.2 million constitutes 7.9% of our total assets and our allowance for doubtful accounts reserve of $3.8 million is 15.7% of gross accounts receivable.

•	We categorize our accounts receivable by business type and estimate our allowance for doubtful accounts reserve using four aging classifications: current, 31-60 days, 61-90 days and over 90 days. For each business type, based on the amounts in each aging category, we apply a percentage to determine the amount of the reserve to be applied to each category. If a further review of a business type shows that this methodology needs to be adjusted, the percentage of reserve is adjusted accordingly.

Judgments and Uncertainties

•	Our allowance for doubtful accounts contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including historical results, reserve percentage and current doubtful accounts write-off trends.

Effect if Actual Results Differ From Assumptions

•	In 2006 we changed extended warranty providers. In conjunction with this change the incumbent provider instituted a review of the extended warranty program they were administrating and at such time began to withhold payments for current work being performed by us. Due to the uncertainty of timing and amount of monies to be received from the previous extended warranty company, we have recorded an amount we believe properly reserves for any non-payment from the previous extended warranty company. The reserves were recorded in the periods the associated revenue was recognized. The allowance for doubtful accounts increased $2.4 million, to $3.8 million at September 30, 2006, from $1.4 million at September 30, 2005. Of this $2.4 million increase, $1.7 million was for the warranty reserve.

•	We have not made any material changes in our methodology during the past three fiscal years.

•	We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts. However, if our estimates regarding doubtful accounts allowance are inaccurate we may be exposed to losses or gains that could be material. A 10% difference in our allowance for doubtful accounts at September 30, 2006, would have affected net loss by approximately $0.4 million for the fiscal year ended September 30, 2006.

Inventory Obsolescence Reserve

Description

•	Inventory represents $109.0 million, or 42.4% of our total assets at September 30, 2006. Our profitability and viability are highly dependent on the demand for our products. An imbalance between purchasing levels and sales could cause rapid and material obsolescence, and loss of competitive price advantage and market share. We believe that our product mix has provided sufficient diversification to mitigate this risk. At the end of each reporting period, we reduce the value of our inventory by our estimate of what we believe to be obsolete, and we recognize an expense of the same amount, which is included in cost of sales in our consolidated statement of operations.

•	Our inventory obsolescence reserve represents the excess of the carrying value over the amount we expect to realize from the ultimate sale or other disposal of the inventory. This reserve is particularly relevant to discontinued merchandise, special order merchandise and display and floor models in our stores.

•	In estimating our obsolescence reserve, we analyze the sales of discontinued merchandise by department and determine what profit or loss was recorded in the prior twelve-month period. If product of the discontinued department was sold for below cost during this prior period, then we apply that negative percentage to the value of the inventory on hand as of the balance sheet date. In addition to this reserve we also identify the selling costs to be incurred in the sale of such discontinued inventory and add that to this obsolescence reserve. We also evaluate the obsolescence of our service parts inventory based on the aging of this inventory. We apply a percentage to each aging category in order to determine the reserve amount. The calculation of our reserve for merchandise decreased $0.9 million due to fewer departments generating a negative discontinued gross margin percentage over last year.

•	In certain instances, we order special order merchandise at specific customer requests. If the customer does not pick up the merchandise, we try to resell it to other customers. We take a reserve for all special order merchandise that has not been delivered for over six months. We recorded a reserve for special order merchandise of $1.0 million during the year ended September 30, 2006.

•	In addition, we determined that certain merchandise used as display, floor models and associated back stock in our stores would no longer be sold and should be written off at year-end. The total costs of these items were approximately $0.6 million. We reserved this amount in the obsolescence reserve at September 30, 2006.

•	Our inventory obsolescence reserve at September 30, 2006 was $3.4 million, compared to $2.7 million at September 30, 2005.

Judgments and Uncertainties

•	Our inventory obsolescence reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including profit margin of discontinued merchandise and likelihood of reselling special order merchandise.

Effect if Actual Results Differ From Assumptions

•	We have not made any material changes in our methodology during the past three fiscal years.

•	We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory obsolescence reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual inventory obsolescence reserve at September 30, 2006, would have affected net loss by approximately $0.3 million for the fiscal year ended September 30, 2006.

Goodwill Impairment

Description

•	We evaluate goodwill for impairment on an annual basis, or more frequently if an event or circumstance indicates the asset may be impaired. We use a cash flow approach at the reporting unit level (store level). A reporting unit is the business unit one level below that operating segment, for which discrete financial information is prepared regularly and reviewed by management.

•	In the fourth quarter of fiscal 2006, we completed our annual impairment testing of goodwill using the methodology described herein, and determined there was no impairment.

•	The carrying value of goodwill as of September 30, 2006, was $5.3 million.

Judgments and Uncertainties

•	We determine fair value using the widely accepted valuation technique of discounted cash flow. This type of analysis contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

Effect if Actual Results Differ From Assumptions

•	We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.

•	We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment losses. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Accounting for Stock-Based Compensation

Description

•	We have a stock-based compensation plan, which includes incentive stock options, non-qualified stock options and an employee stock purchase plan.

•	We determine the fair value of our stock option awards at the date of grant using the Black-Scholes option-pricing model.

•	Management reviews its assumptions and the information utilized by and received from independent third-party valuation advisors to determine the fair value of stock-based compensation awards.

Judgments and Uncertainties

•	Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, risk-free interest rate, future employee turnover rates and future employee stock options exercise behaviors. The expected life of the option grants is based on our analysis of our experience with our option grants. The expected life of the ESPP shares is 0.25 years, since shares are purchased through the plan on a quarterly basis. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options and the ESPP shares, respectively. The expected forfeitures as a percentage of total grants are based on our analysis of our experience with our option grants. The expected forfeitures as a percentage of total ESPP shares are zero due to the short-term nature of the plan. Changes in these assumptions can materially affect the fair value estimate.

Effect if Actual Results Differ From Assumptions

•	If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense.

•	If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statement may not be representative of the actual economic cost of the stock-based compensation.

Income Taxes

Description

•	Our estimate of the expense or benefit and the sufficiency of the income tax accrual are somewhat dependent on our assessment of certain tax filing exposures. Our income tax returns, like those of most companies, are periodically audited by domestic tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record receivables or liabilities for probable refunds or exposures. A number of years may elapse before a particular matter is audited and fully resolved or clarified. We adjust our tax contingencies receivable or liability and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established receivable or liability, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

•	Our refundable income taxes of $9.0 million as of September 30, 2006 and 2005 reflect loss carry-back claims filed with and under review by the Internal Revenue Service. We expect to settle and collect these claims in fiscal 2007.

•	SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2005, we evaluated our recorded deferred tax assets and determined that it was more likely than not that we would not realize the deferred tax benefits related to those assets. Accordingly, we provided a full valuation allowance. We based that determination, in part, on our trend of continuing losses and possible store closings. We provided a valuation allowance of approximately $52.0 million related to net federal and state deferred tax assets as of September 30, 2006 based on our valuation at that time. In future periods we will re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary. Further, based on our recent history of operating losses, we provided a full valuation allowance against the 2006 tax benefit.

Judgments and Uncertainties

•	Our tax assets and accruals contain uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

•	Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores, the level of earnings, valuation allowance balances and the results of tax audits.

Effect if Actual Results Differ From Assumptions

•	Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

•	To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Self-Insurance Accruals

Description

•	We have a self-insured retention policy for workers’ compensation, auto/garage, general liability insurance and medical/dental benefits and we evaluate our liability estimate on a quarterly basis based on actuarial information and experience. However, we obtain third-party stop loss insurance coverage to limit our exposure to these claims.

•	When estimating our self-insured accruals, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations prepared with the assistance of independent third-party actuaries.

•	Periodically, management reviews its assumptions and the information utilized by and received from independent third-party actuaries to determine the adequacy of our self-insured accruals.

Judgments and Uncertainties

•	Our self-insured accruals contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

Effect if Actual Results Differ From Assumptions

•	In fiscal year 2006 we refined our estimation of self-insured accruals and determined that the future liability related to claims that have already been incurred but have not been billed was $6.3 million as of September 30, 2006 compared to our estimate of $5.4 million as of September 30, 2005.

•	We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured accruals. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

•	A 10% change in our self-insured accruals at September 30, 2006, would have affected net loss by approximately $0.6 million for the fiscal year ended September 30, 2006.

Deferred Cash Discounts, Volume Rebates and Cooperative Advertising

Description

•	We receive cash discounts for timely payment of merchandise invoices and recognize these amounts in our statement of operations upon the sale of the inventory. The amount of the deferral for discounts received but not yet recognized in income was $1.6 million as of September 30, 2006, compared to $2.5 million as of September 30, 2005. We recognized this deferral as a reduction in gross inventory in the consolidated balance sheet.

•	We also receive substantial funds from our suppliers for volume rebates and cooperative advertising. These funds can be earned in two ways; the first is based on levels of inventory purchases and the second is based on performance of specific advertising activities. Amounts earned based on levels of inventory purchases are recognized as a reduction of cost of goods sold in the statement of operations based on when the inventory from each supplier is sold. Amounts earned based on performance of specific advertising activities are recognized in the statement of operations as these activities are performed. The amount of the deferral for amounts received related to levels of inventory purchases was $14.5 million as of September 30, 2006, compared to $14.7 million as of September 30, 2005. No amounts were deferred as of September 30, 2006 and 2005 for specific advertising activities as we did not have any unfulfilled obligations in relation to cash received prior to the year-end.

•	Many of our agreements include stretch goals where the level of funds earned is dependent upon achieving certain purchase levels. We recognize these program funds in the statement of operations and as a reduction of inventory costs when we determine that we are likely to achieve the goal.

Judgments and Uncertainties

•	Our deferred cash discounts, volume rebates and coop advertising contains uncertainties because management is required to make assumptions and to apply judgment to estimate inventory levels, supplier mix of inventory on hand and the timing of performance of specific advertising activities in relation to when the cash for these activities is received.

Effect if Actual Results Differ From Assumptions

•	We have not made any material changes in the accounting methodology used to establish our deferred cash discounts, volume rebates and coop advertising during the past three fiscal years.

•	We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our deferred cash discounts, volume rebates and coop advertising. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Recent Accounting Pronouncements

In July 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006 the SEC issued SAB No. 108, Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We retroactively as of October 1, 2005, as permitted, recognized an adjustment of $3.4 million to accumulated deficit and rent related accruals in our consolidated balance sheet as of October 1, 2005 resulting in a reduction in net loss of $0.4 million in our consolidated statement of operations for the fiscal year ended September 30, 2006.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates, principally related to our borrowings. We do not enter into financial instruments for trading purposes.

At September 30, 2006, we had $55.4 million of variable rate borrowings outstanding under our revolving credit facility and term loans. A hypothetical 10% change in interest rates for this variable rate debt, based on the September 30, 2006 balances outstanding, would have an annual impact on our interest expense of approximately $0.5 million.

Item 8.	Financial Statements and Supplementary Data

The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that because of the material weaknesses described below, our disclosure controls and procedures were ineffective as of that date.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Management has identified certain control deficiencies that represent material weaknesses (as defined in the Public Company Accounting Oversight Board Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements”).

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006, the Company did not maintain effective internal control over financial reporting because of the material weaknesses described below.

Controls over the Financial Close and Reporting Process

(i) We incorrectly accounted for a new store lease as an operating lease when it should have been recorded as owned property under EITF Issue no. 97-10, The Effect of Lessee Involvement in Asset Construction, resulting in a material weakness. This error was first noted and brought to the attention of management by our independent registered public accounting firm in connection with their audit of our 2006 financial statements and has been corrected in those financial statements. (ii) We also had deficiencies related to the operating effectiveness over the recording of non-routine transactions, reviews of period-end reconciliations and analyses, and processing of reclassifications and adjustments. These deficiencies aggregated to a material weakness. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential effect on financial statement balances and disclosures and the importance of the financial closing and reporting processes, management has concluded, that, in the aggregate, these deficiencies in internal control resulted in a more than remote likelihood that a material error would not have been prevented or detected, and therefore, constitute a material weakness.

Controls for recording fixed asset additions and disposals

We had operating deficiencies in our internal control procedures with respect to the assignment of useful lives to leasehold improvements, the timely review of the fixed asset ledger, the assignment of in-service dates and useful lives to fixed asset additions and a design deficiency with respect to effective policies and procedures to ensure that fixed asset disposals were reported and recorded. These significant deficiencies aggregated to a material weakness. While these deficiencies did not result in a material misstatement of the financial statements, management believes that these internal control deficiencies in the aggregate resulted in more than a remote likelihood that a material misstatement of our financial statements might not have been prevented or detected, and therefore constitute a material weakness.

Changes in Internal Control over Financial Reporting.  Our management, including the Chief Executive Officer and Chief Financial Officer, discussed the material weaknesses described above with the Audit Committee. We have taken the following actions regarding internal controls over financial reporting:

1. From April to September 2006, we added significant experienced finance and accounting staff, including a Chief Financial Officer in August and a corporate controller, SEC reporting personnel and other key accounting positions. Because of the timing of their hiring, the full benefit of their knowledge and expertise has not yet been realized.

2. With respect to non-routine transactions and new contracts we enter into, we have instituted new review and certification processes designed to identify such items. Every new contract is reviewed and discussed at our quarterly disclosure committee meetings. Regular meetings with accounting staff and executive-level officers involved and familiar with accounting issues related to complex non-routine transactions are being held to review documentation and appropriate accounting.

3. We are in the process of implementing additional monitoring procedures and training of our staff to mitigate the potential risk of other reporting errors. Further, we are designing additional procedures and controls to ensure that fixed asset additions and disposals are accounted for appropriately.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting as of September 30, 2006, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Tweeter Home Entertainment Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tweeter Home Entertainment Group, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Controls over the Financial Close and Reporting Process

(i) The Company incorrectly accounted for a new store lease as an operating lease when it should have been recorded as owned property under EITF Issue no. 97-10, The Effect of Lessee Involvement in Asset Construction, resulting in a material weakness. This error has been corrected in the 2006 financial statements. (ii) The Company also had deficiencies related to the operating effectiveness over the recording of non-routine transactions, reviews of period-end reconciliations and analyses, and processing of reclassifications and adjustments. These deficiencies aggregated to a material weakness. These deficiencies resulted in misstatements that were not material to the financial statements; however, in the aggregate, these deficiencies in internal control result in a more than remote likelihood that a material error would not have been prevented or detected, and therefore, constitute a material weakness.

Controls for Recording Fixed Asset Additions and Disposals

The Company had operating deficiencies in its internal control procedures with respect to the assignment of useful lives to leasehold improvements, the timely review of the fixed asset ledger, the assignment of in-service dates and useful lives to fixed asset additions and a design deficiency with respect to effective policies and procedures to ensure that fixed asset disposals were reported and recorded. These significant deficiencies aggregated to a material weakness. These deficiencies resulted in misstatements that were not material to the financial statements; however, in the aggregate, these deficiencies in internal control result in a more than remote likelihood that a material error would not have been prevented or detected, and therefore, constitute a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2006, of the Company and our report dated December 20, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” in fiscal 2006.

Deloitte & Touche LLP

Boston, Massachusetts
December 20, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is included in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Commission on or about December 22, 2006 (the “2007 Proxy Statement”), under “Election of Directors” and is incorporated herein by reference.

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller, as well as other senior officers. The code of ethics is publicly available on our website at www.tweeter.com. Amendments to this Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

Item 11.	Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended September 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended September 30, 2006.

Item 13.	Certain Relationships and Related Transactions

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended September 30, 2006.

Item 14.	Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended September 30, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements.  The financial statements required to be filed by Item 15 of this Annual Report on Form 10-K, and filed herewith, are as follows:

Consolidated Balance Sheets as of September 30, 2006 and 2005

Consolidated Statements of Operations for the Years Ended September 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

Schedule II attached

(a)(3) Exhibits.

See the Exhibit Index included immediately preceding the Exhibits to this Form 10-K.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the fourth quarter of 2006:

On July 14, 2006, we filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce sales results for the quarter ended June 30, 2006.

On July 28, 2006 we filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce our earnings results for the quarter ended June 30, 2006 and the appointment of John Esposito to our audit committee.

On August 1, 2006 we filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce an amendment to Gregory Hunt’s Employment Agreement.

On September 27, 2006 we filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce the appointment of Karen Kaplan to our compensation committee.

SCHEDULE II

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (amounts in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	Net of	End of
Description	Period	Expenses	Write-Offs	Period

Years ended
September 30, 2006	$1,400	$3,105	$739	$3,766
September 30, 2005	475	1,202	277	1,400
September 30, 2004	1,110	226	861	475

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tweeter Home Entertainment Group, Inc.

By:	/s/ Joseph McGuire
Joseph McGuire
President and Chief Executive Officer

Date: December 21, 2006

By:	/s/ Gregory Hunt
Gregory Hunt
Senior Vice President and Chief Financial Officer

Date: December 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Samuel Bloomberg Samuel Bloomberg	Chairman of the Board	December 21, 2006

By:	/s/ Joseph McGuire Joseph McGuire	Director	December 21, 2006

By:	/s/ Jeffrey Bloomberg Jeffrey Bloomberg	Director	December 21, 2006

By:	/s/ Michael Cronin Michael Cronin	Director	December 21, 2006

By:	/s/ John Esposito John Esposito	Director	December 21, 2006

By:	/s/ Steven Fischman Steven Fischman	Director	December 21, 2006

By:	/s/ Karen Kaplan Karen Kaplan	Director	December 21, 2006

By:	/s/ John Mahoney John Mahoney	Director	December 21, 2006

By:	/s/ Jeffrey Stone Jeffrey Stone	Director	December 21, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Tweeter Home Entertainment Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Tweeter Home Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheets of Tweeter Home Entertainment Group, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tweeter Home Entertainment Group, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

During fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (as discussed in Notes 2 and 3) and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (as discussed in Notes 2 and 15).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

Deloitte & Touche LLP

Boston, Massachusetts
December 20, 2006

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$1,295,546	$1,309,871
Accounts receivable, net of allowance for doubtful accounts of $3,766,312 and $1,400,172 at September 30, 2006 and 2005, respectively	20,197,400	28,189,414
Inventory	109,038,782	111,506,056
Refundable income taxes	9,006,240	9,006,740
Prepaid expenses and other current assets	6,895,247	8,189,625

Total current assets	146,433,215	158,201,706
Property and equipment, net	102,072,249	115,306,933
Long-term investments	2,639,365	2,220,353
Intangible assets, net	—	566,667
Goodwill	5,250,868	5,250,868
Other assets, net	2,177,656	2,470,599

Total Assets	$258,573,353	$284,017,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$6,479,835	$9,278,849
Current portion of deferred consideration	589,958	484,866
Accounts payable	37,843,266	34,885,458
Accrued expenses	40,189,548	48,775,158
Customer deposits	21,975,616	25,623,763

Total current liabilities	107,078,223	119,048,094
Long-term debt	50,362,090	62,617,263
Rent related accruals	25,411,330	16,939,556
Long-term restructuring and discontinued stores reserve	5,414,727	—
Deferred consideration	2,150,915	2,545,547
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 27,013,997 and 26,249,725 shares issued at September 30, 2006 and 2005, respectively	270,140	262,497
Additional paid in capital	309,937,003	304,663,875
Accumulated other comprehensive income	—	112,329
Accumulated deficit	(240,406,847)	(220,488,691)
Treasury stock, 1,521,819 and 1,577,698 shares at September 30, 2006 and 2005, at cost, respectively	(1,644,228)	(1,683,344)

Total stockholders’ equity	68,156,068	82,866,666

Total Liabilities and Stockholders’ Equity	$258,573,353	$284,017,126

See notes to consolidated financial statements

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2006	2005	2004

Total revenue	$775,287,123	$795,089,981	$765,280,337
Cost of sales	(455,852,524)	(481,436,444)	(467,721,016)

Gross profit	319,434,599	313,653,537	297,559,321
Selling, general and administrative expenses	331,345,450	343,592,482	317,809,939
Amortization of intangibles	566,667	680,000	680,000
Restructuring charges	1,195,128	16,480,271	—

Operating loss	(13,672,646)	(47,099,216)	(20,930,618)
Interest expense	(4,570,389)	(2,742,668)	(3,350,007)
Interest income	246	26,478	327,781
Gain on sale of investments	224,664	9,856,616	—

Loss from continuing operations before income taxes	(18,018,125)	(39,958,790)	(23,952,844)
Income tax provision (benefit)	—	25,036,282	(9,102,094)

Loss from continuing operations before income from equity investments — related parties	(18,018,125)	(64,995,072)	(14,850,750)
Income from equity investments — related parties	2,021,325	1,441,590	533,272

Net loss from continuing operations	(15,996,800)	(63,553,482)	(14,317,478)
Discontinued operations:
Pre-tax loss from discontinued operations	(485,909)	(10,799,157)	(6,211,547)
Income tax benefit	—	—	(2,360,388)

Net loss from discontinued operations	(485,909)	(10,799,157)	(3,851,159)

Net loss	$(16,482,709)	$(74,352,639)	$(18,168,637)

Basic loss per share:
Loss from continuing operations	$(0.64)	$(2.59)	$(0.59)
Loss from discontinued operations	(0.02)	(0.44)	(0.16)

Basic net loss per share	$(0.66)	$(3.03)	$(0.75)

Diluted loss per share:
Loss from continuing operations	$(0.64)	$(2.59)	$(0.59)
Loss from discontinued operations	(0.02)	(0.44)	(0.16)

Diluted net loss per share	$(0.66)	$(3.03)	$(0.75)

Weighted average shares outstanding:
Basic	25,153,533	24,565,287	24,164,729

Diluted	25,153,533	24,565,287	24,164,729

See notes to consolidated financial statements

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other					Total
	Common Stock		Paid-in	Unearned	Comprehensive	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Shares	Amount	Loss	Equity

Balance, October 1, 2003	25,748,489	$257,485	$294,969,338	$(408,142)	$(15,931)	$(127,967,415)	1,742,616	$(1,798,786)		$165,036,549
Issuance of shares under stock option plan	293,652	2,937	1,555,643							1,558,580
Income tax benefit from issuance of shares under stock option plan			1,377,852							1,377,852
Issuance of treasury stock under employee stock purchase plan			346,062				(66,079)	46,255		392,317
Amortization of unearned equity compensation			5,009,362	332,415						5,341,777
Issuance of common stock, net	133,824	1,338	748,076							749,414
Comprehensive loss:
Net loss						(18,168,637)			(18,168,637)	(18,168,637)
Net unrealized gain on investments, net of $26,426 for taxes					39,639				39,639	39,639
Fair value of interest rate forward contract, net of $61,121 for taxes					91,683				91,683	91,683

Comprehensive loss									(18,037,315)

Balance, September 30, 2004	26,175,965	261,760	304,006,333	(75,727)	115,391	(146,136,052)	1,676,537	(1,752,531)		156,419,174
Issuance of shares under stock option plan including tax benefit	73,760	737	397,544							398,281
Issuance of treasury stock under employee stock purchase plan			259,998				(98,839)	69,187		329,185
Amortization of unearned equity compensation				75,727						75,727
Comprehensive loss:
Net loss						(74,352,639)			(74,352,639)	(74,352,639)
Net unrealized gain on investments, net of $8,305 for taxes					12,459				12,459	12,459
Fair value of interest rate forward contract, net of $10,347 for taxes					(15,521)				(15,521)	(15,521)

Comprehensive loss									(74,355,701)

Balance, September 30, 2005	26,249,725	262,497	304,663,875	—	112,329	(220,488,691)	1,577,698	(1,683,344)		82,866,666
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of $0 for taxes						(3,435,447)				(3,435,447)
Issuance of shares under stock option plan	724,272	7,243	4,019,298							4,026,541
Issuance of treasury stock under employee stock purchase plan			248,910				(55,879)	39,116		288,026
Issuance of shares to vendor	40,000	400	190,600							191,000
Shared-based compensation			814,320							814,320
Comprehensive loss:
Net loss						(16,482,709)			(16,482,709)	(16,482,709)
Change in unrealized gain on investments, net of $74,885 for taxes					(112,329)				(112,329)	(112,329)

Comprehensive loss									$(16,595,038)

Balance, September 30, 2006	27,013,997	$270,140	$309,937,003	$—	$—	$(240,406,847)	1,521,819	$(1,644,228)		$68,156,068

See notes to consolidated financial statements

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,482,709)	$(74,352,639)	$(18,168,637)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,366,857	24,979,558	23,292,086
Asset retirement obligation accretion expense	384,043	—	—
Stock-based compensation — vendor	191,000	—	—
Stock-based compensation — employee	814,320	75,727	5,341,777
Income from equity investment — related parties	(2,021,325)	(1,441,590)	(860,116)
Distributions from equity investment — related parties	1,025,687	1,561,083	737,933
Gain on sale of investments	(224,664)	(9,856,616)	—
Loss on disposal of property and equipment	551,992	170,073	362,000
Allowance for doubtful accounts	3,104,788	1,202,381	225,518
Tax benefit from options exercised	—	46,727	1,377,852
Deferred income tax provision (benefit)	—	22,272,607	(11,213,982)
Amortization of deferred gain on sale leaseback	(264,927)	(44,843)	(44,843)
Impairment charge	—	9,013,438	—
Amortization of deferred lease incentives	381,302	350,558	—
Changes in operating assets and liabilities:
Accounts receivable	4,887,226	(11,595,873)	401,260
Inventory	2,606,846	(5,231,244)	13,650,191
Prepaid expenses and other assets	1,055,192	(1,589,408)	9,765,338
Accounts payable and accrued expenses	(2,517,329)	12,124,628	13,265,788
Customer deposits	(3,648,147)	3,729,858	725,068
Deferred warranty	—	(93,625)	(220,018)
Rent related accruals	303,516	2,522,344	59,979
Deferred consideration	(942,843)	(518,200)	3,548,612

Net cash provided by (used in) operating activities	15,570,825	(26,675,056)	42,245,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,374,900)	(22,434,303)	(19,485,478)
Proceeds from sale-leaseback transaction, net of fees	13,521,951	2,946,707	—
Proceeds from sale of property and equipment	17,916	237,888	54,450
Proceeds from sale of investments	224,664	10,246,614	—
Purchase of equity investments	—	(300,000)	—
Return of equity investment	249,839	33,572	—
Cash received (paid) for acquisitions, net of cash acquired	—	62,796	(4,279,655)

Net cash used in investing activities	(3,360,530)	(9,206,726)	(23,710,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in amount due to bank	(2,797,457)	6,106,575	(4,100,987)
Net (repayments) proceeds of long-term debt	(13,741,730)	14,603,333	(13,406,294)
Proceeds from term loans	—	13,000,000	—
Payment of debt assumed in acquisition	—	—	(2,028,183)
Proceeds from options exercised	4,026,541	351,555	1,558,580
Proceeds from employee stock purchase plan	288,026	329,185	392,317

Net cash (used in) provided by financing activities	(12,224,620)	34,390,648	(17,584,567)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,325)	(1,491,134)	950,556
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,309,871	2,801,005	1,850,449

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,295,546	$1,309,871	$2,801,005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$4,328,163	$2,715,008	$2,634,299

Income taxes	$—	$(1,492,558)	$(9,228,386)

Non-cash investing and financing activities:
Property and equipment additions included in accounts payable	$3,526,820	$1,222,566	$—

Issuance of common stock and assumption of options for acquisitions	$—	$—	$752,091

Issuance of warrants	$—	$—	$5,009,362

See notes to consolidated financial statements

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2006, 2005 and 2004

1.	Business of the Company

Tweeter Home Entertainment Group, Inc. and its subsidiaries (“the Company” or “Tweeter”) sells audio, video, entertainment and electronics products through a chain of 153 retail stores in the New England, Mid-Atlantic, Southeast (including Florida), Texas, Chicago, Southern California, Phoenix and Las Vegas markets. The Company operates under the names “Tweeter,” “Sound Advice,” “hifi buys” and “Showcase Home Entertainment”. The Company operates in a single reportable segment of retailing audio, video and mobile consumer electronics products.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Accounting for Estimates — In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated financial statements include allowances for potential bad debts, vendor allowances, obsolete inventory, impairment of tangible and intangible assets, the useful lives of its long-lived assets, the recoverability of deferred tax assets, self-insurance accruals, stock-based compensation and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions in the near term would have a significant effect on the consolidated financial position or results of operations. Actual results could differ from these estimates.

Cash and Cash Equivalents — The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents. Cash primarily consists of cash on hand and bank deposits. The Company had no cash equivalents in 2006 or 2005.

Allowance for Doubtful Accounts — Accounts receivable are primarily due from the suppliers from which the Company buys its products including warranty receivables due from a third party provider and a small percentage are due from retail customers. The Company provides allowances for its estimates of potential bad debts.

Vendor Rebates and Allowances — Cash discounts earned for timely payments of merchandise invoices are recorded as a reduction of inventory and recognized in the statement of operations upon the sale of the related inventory.

Periodic payments from vendors in the form of volume rebates or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount and as a component of cost of sales as the merchandise is sold. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones or terms of the related agreement.

Inventory — Inventory, which consists primarily of goods purchased for resale, is stated at the lower of average cost or market. The Company capitalizes distribution center operating costs in its inventory. These distribution center operating costs include compensation, occupancy, vehicle, supplies and maintenance, utilities, depreciation, insurance and other distribution center-related expenses. The inventory carrying value is reduced by certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products and an estimate of what the Company believes to be obsolete.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment — A listing of the estimated useful life of the various categories of property and equipment is as follows:

Asset Classification	Estimated Useful Life

Merchandise display fixtures	3 years
Computer hardware and software	3 years
Vehicles	3 years
Point-of-sale and other equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	15 years or remaining term of lease, if shorter
Leasehold interests	Remaining term of lease

Property and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets. Amortization of improvements to leased properties is based upon the remaining initial term of the leases or the estimated useful lives of such improvements, whichever is shorter. Leasehold improvements made significantly after the initial lease term are amortized over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. Fully depreciated property and equipment are written off in the period they become fully depreciated.

Long-Term Investments — Long-term investments consisted of investments in one privately held company as of September 30, 2006. As of September 30, 2005, long-term investments consisted of investments in marketable equity securities and two privately held companies. Marketable equity securities are stated at fair value and classified as available-for-sale as of September 30, 2005. In September 2006, the Company sold its available-for-sale securities recognizing a gain of $0.2 million in its consolidated statement of operations. In 2005 unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities were included in accumulated other comprehensive income, which is reflected in stockholders’ equity.

The investments in the privately held companies are accounted for under the equity method. The Company’s proportionate part of the intercompany profits and losses relating to inventory purchased from its equity method investees is eliminated until the inventory is sold as the Company does not have a controlling interest in its equity method investees. Inventory is purchased on an arm’s length basis.

The Company had invested $1.8 million in a privately held company, Tivoli Audio LLC (“Tivoli”), which resulted in an ownership percentage of 25%. The Company accounts for this investment using the equity method of accounting. On May 4, 2005, Tweeter sold 25% of its equity investment in Tivoli for $10.2 million and recorded a gain on the sale of investment of $9.9 million. As of September 30, 2006 and 2005, Tweeter held an 18.75% ownership interest in Tivoli. The investment continues to be accounted for under the equity method based upon the fact that Tivoli is an LLC.

On December 31, 2004, Tweeter made an initial investment of $0.3 million in Sapphire Audio, LLC (“Sapphire”) to obtain a 25% ownership interest. This investment was being accounted for under the equity method of accounting. Sapphire was liquidated during the three months ended June 30, 2006 and the Company recorded a gain of $0.1 million in income from equity investments in connection with the liquidation in its statement of operations.

Intangible Assets — Intangible assets represent a trade name, which was being amortized on a straight-line basis over its five-year useful life. Amortization expense for fiscal years ended September 30, 2006, 2005 and 2004 was $0.6 million, $0.7 million and $0.7 million, respectively. The tradename was fully amortized as of September 30, 2006.

Goodwill — On July 1, 2004 the Company acquired Sumarc Electronics Incorporated d/b/a NOW! Audio Video (“NOW!”), resulting in the recording of $5.3 million of goodwill upon finalization of the fair value of the

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets received and liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually or when indications of potential impairment exist. The Company used a cash flow approach at the reporting until level (store level). A reporting unit is the business unit one level below that operating segment, for which discrete financial information is prepared regularly and reviewed by management.

Other Assets — Other assets include deferred financing costs and multiple venue naming rights. The deferred financing costs are being amortized over the term of the banking agreement, which expires on April 1, 2008. The venue naming rights are amortized over the lives of the respective agreements, which range from seven to eleven and one-half years.

Long-Lived Assets — When conditions indicate a need to evaluate recoverability, Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of requires that the Company (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. No impairment charges were recognized against long-lived assets for the fiscal years ended September 30, 2006 and 2004. An impairment charge of $9.0 million was recognized for the fiscal year ended September 30, 2005 related to fixed assets of closed stores.

Fair Market Value of Financial Instruments — The estimated fair market values of the Company’s financial instruments, which include accounts receivable, accounts payable and other current liabilities, approximate their carrying values due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value due to its variable interest rate.

Self-Insurance Accruals  — The Company is self-insured for workers’ compensation, auto/garage, general liability insurance and medical/dental benefits and evaluates its liability estimate on a quarterly basis based on actuarial information and experience. Historical claims are reviewed as to when they are incurred versus when they are actually paid and an average claims lag is determined. Once the average historical lag is determined, it is applied to the current level of claims being processed. Accounting standards require that a related loss contingency be recognized in its consolidated balance sheet. The Company had self-insurance accruals of $6.3 million and $5.4 million at September 30, 2006 and 2005, respectively.

Deferred Consideration — During the fiscal year ended September 30, 2004 the Company extended an agreement associated with processing private label credit card transactions and received approximately $3.7 million from a finance company. This amount has been initially deferred and is being amortized over eight years, the life of the contract, as a reduction of selling expenses.

During the fiscal year ended September 30, 2006 the Company entered into an agreement as an authorized seller of extended service agreements (“ESA”) on computers, consumer electronics, appliances and related equipment and is scheduled to receive $0.5 million over the life of the contract from the ESA provider company. In accordance with the contract terms, as payments from the ESA provider company are received these amounts are deferred and amortized over five years, the life of the contract, as recognized revenue.

Leases — The Company leases retail stores, warehouse and office facilities. Initial terms of the leases range from 5 to 25 years. Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require the Company to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. The Company recognizes rent expense for leases that include scheduled and specified escalations of the minimum rent on a straight-line basis over the base term of the lease. Any difference between the straight-line rent amount and the amount payable under the lease is included in rent related accruals on the consolidated balance sheets.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net gains from sale-leaseback transactions are initially deferred (recorded in rent related accruals) and then amortized over the lease term. Losses from sale-leaseback transactions are fully recognized in the period in which they occur.

Cash or lease incentives (tenant allowances) received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date of possession of the property through the end of the initial lease term. The unamortized portion of tenant allowances is recorded as a part of rent related accruals.

Asset Retirement Obligations — In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability. SFAS No. 143 established accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets legally required by law, regulatory rule or contractual agreement and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company’s obligations are primarily the result of requirements under its store lease agreements which generally have “return to original condition” clauses which would require the Company to remove or restore items such as walls, among others.

The Company adopted SFAS No. 143 on October 1, 2005 and determined that the cumulative effect was immaterial to the financial statements. During fiscal 2006, the Company recognized a liability of $0.7 million as an increase to long-term liabilities and a charge of $0.6 million to earnings from continuing operations. The significant assumptions used in estimating aggregate asset retirement obligations are the timing of removals, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate the Company’s incremental borrowing rate.

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

Income Statement Classifications — Total revenue includes delivered merchandise, home installation labor, commissions on extended warranties sold, completed service center work orders, direct business-to-business sales, delivery charges and Internet-originated sales and excludes collected sales taxes. Cost of sales includes

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

merchandise costs, distribution costs, home installation labor costs, purchase discounts and vendor allowances. Selling, general and administrative expenses include the compensation of store personnel and store specific support functions, occupancy costs, depreciation, advertising, credit card fees and the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers.

Store Opening Costs — Costs of a non-capital nature incurred prior to store openings are expensed as incurred.

Advertising — Gross advertising expense includes costs for advertising in electronic media, newspapers, buyer’s guides and direct mailings. Such costs are expensed when the media is first released. Cooperative advertising represents monies received from suppliers for the performance of specific advertising activities and under the guidelines expressed in EITF 02-16 reduces gross advertising expense. Such reductions were $0.4 million, $1.4 million and $3.2 million for the years ended September 30, 2006, 2005 and 2004, respectively. The net advertising expenses for the years ended September 30, 2006, 2005 and 2004 were $40.4 million, $46.1 million and $41.0 million, respectively.

Income Taxes — The Company provides for deferred tax liabilities or assets resulting from temporary differences between financial reporting and taxable income and for loss carry-forwards based on enacted tax laws and rates. SFAS No. 109, Accounting for Income Taxes, requires the Company to provide a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2005 the Company determined that it was more likely than not that it would not realize the deferred tax benefits related to those assets and recorded a valuation allowance of $22.2 million. As of September 30, 2006 and 2005, the valuation allowance amounted to approximately $52.0 million and $45.9 million, respectively, related to net federal and state deferred tax assets. The Company based this determination, in part, on the trend of continuing losses and consideration of store closings. In future periods the Company will re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary.

Restructuring Charges — The Company classified certain expenses related to a restructuring plan designed to close underperforming stores and re-align its resources and cost structure. The expenses related to the closing of stores that were in markets where the Company continues to have a presence and accordingly, the results of their operations are included in continuing operations.

Discontinued Operations — The Company classifies closed stores in discontinued operations when the operations and cash flows of the store have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the store after disposal. In making this determination, the Company considers, among other factors, geographic proximity and customer crossover to other area stores.

Stock-Based Compensation — In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. The Company adopted SFAS 123(R) on October 1, 2005. The Company chose the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of October 1, 2005 will be recognized as compensation cost over the remaining requisite service period. Prior periods have not been restated. Accordingly, the Company will continue to provide pro forma financial information for periods prior to the date of adoption to illustrate the effect on net income (loss) and earnings (loss) per share of applying the fair value recognition provisions of SFAS No. 123(R).

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss — For the years ended September 30, 2005 and 2004 the Company’s comprehensive loss was comprised of net loss, net unrealized gains or losses on investments and net change in the value of a derivative instrument. For the year ended September 30, 2006 the Company’s comprehensive loss was comprised of net loss and the net change in the unrealized gain on investments. The Company sold its available-for-sale securities in September 2006 which resulted in recording a realized gain during the period.

Earnings (Loss) Per Share — Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share are based on the weighted-average number of common shares outstanding, and dilutive potential common shares (common stock options and warrants).

The number of potentially dilutive shares excluded from the earnings (loss) per share calculation for fiscal 2006, 2005 and 2004, because they are anti-dilutive, was 3,829,569, 4,558,085 and 5,031,998, respectively.

Segment Information — The Company operates in a single reportable segment. This segment is primarily engaged in the business of selling, delivering and installing specialty consumer electronic solutions from our stores in the United States and via the Web. The store level operating segments are aggregated to a single reportable segment as they sell identical products to a similar class of customers across all geographies. At September 30, 2006, the Company operated 153 stores in 22 states.

The table below sets forth the approximate percentage of retail revenue for each of the Company’s primary product categories for its fiscal years ended September 30, 2006, 2005 and 2004. Retail revenue consists of all revenue earned at the Company’s retail stores. The percentage of retail revenue represented by each product category may be affected by, among other factors, competition, economic conditions, consumer trends, the introduction into the market of new products, changes in the Company’s product mix, acquisitions of stores with different product mixes, and the timing of marketing events. The historical percentages set forth below may not be indicative of revenue percentages for future periods:

Percentage of Revenue by Product

	Year Ended September 30,
Product Category	2006	2005	2004

Video(1)	57%	55%	57%
Audio(2)	18%	18%	19%
Mobile(3)	9%	10%	11%
Home installation labor	7%	5%	4%
All other(4)	9%	12%	9%

(1)	Includes flat-panel televisions, projection televisions, furniture, DVD recorders and players and other video categories.

(2)	Includes speakers, receivers, home theater and other audio categories.

(3)	Includes mobile multimedia devices, installation labor, car speakers, car decks and other mobile categories.

(4)	Includes power accessories and cables, extended warranties, labor and parts, home installation parts and other miscellaneous categories.

Reclassifications — Certain prior period balances have been reclassified to conform to the current period presentation. Selling expenses and non-cash compensation charges are now included in selling, general and administrative expenses in the Company’s consolidated statements of operations. In prior years, selling expenses and non-cash compensation charges were listed as separate items in the consolidated statement of operations. In addition the 2005 proceeds from term loans were segregated from the proceeds from long-term debt within the financing section of the statements of cash flows.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to opening retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company adopted this statement retroactively as of October 1, 2005, as permitted, recognizing an adjustment of $3.4 million to accumulated deficit and rent related accruals in its consolidated balance sheet as of October 1, 2005 and $0.4 million to its consolidated statement of operations for the fiscal year ended September 30, 2006. See Note 15 for further discussion.

3.	Stock Based Compensation

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on October 1, 2005 using the Modified Prospective Application (“MPA”) method of implementation. The Company recognizes the cost of employee services received in exchange for awards of equity instruments in the financial statements and measures this cost based on the grant-date fair value of the award. The Company recognizes this cost either on an accelerated or straight-line basis depending on the legal vesting schedule of the award. Under the MPA method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of October 1, 2005 will be recognized as compensation cost over the remaining requisite service period.

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

As a result of the acceleration, the Company reduced the stock option expense that otherwise would have been required to be recorded in connection with accelerated options by approximately $2.0 million in 2006. The Company expects its stock option expense in connection with these accelerated options will be reduced by approximately $0.7 million in 2007 and $0.1 million in 2008.

Prior to its adoption of SFAS 123(R) the Company accounted for stock-based compensation in compliance with APB 25, which addressed the financial accounting and reporting standards for stock or other equity-based

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation arrangements. The Company accounted for stock based compensation to employees using the intrinsic method and provided disclosures under the fair value-based method, as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees was accounted for under the fair value-based method as required by SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument was valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost was recognized and charged to operations over the service period, which was usually the vesting period.

Adoption of SFAS 123(R) did not affect the Company’s cash flow or financial position but it did increase its reported net loss and loss per share, since adopting SFAS 123(R) results in the Company recording compensation cost for employee stock options and employee share purchase rights.

The effect of adopting FAS 123(R) resulted in an increase in loss from continuing operations and net loss of $0.8 million ($0.03 per share) in fiscal 2006. There was no effect on cash flows. All of the stock-based compensation expense was recorded in selling, general and administrative expenses. None of the compensation expense related to stock-based compensation arrangements was capitalized as part of inventory or fixed assets. Prior to the adoption of Statement No. 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. In accordance with Statement No. 123(R), the Company now reports its current year excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were no excess tax benefits recorded from the exercise of non-qualified stock options for the fiscal year ended September 30, 2006.

For purposes of recording stock option-based compensation expense as required by Statement No. 123(R), the fair values of each stock option granted under the Company’s stock option plan for the fiscal year ended September 30, 2006 were estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued for the fiscal year ended September 30, 2006 was $2.23.

For purposes of recording Employee Stock Purchase Plan (“ESPP”) compensation expense as required by Statement No. 123(R), the fair values of each share subject to purchase under the ESPP for the fiscal year ended September 30, 2006 were estimated as of the beginning of the ESPP period using the Black-Scholes option-pricing model.

The fair values of all stock option grants and ESPP shares issued were determined using the following assumptions:

	Year Ended
	September 30,
	2006
	Stock
	Option
	Plan	ESPP

Risk-free interest rate	4.4%	4.2%
Expected dividend yield	0.0%	0.0%
Expected life of option grants and ESPP shares (years)	5.17	0.25
Expected volatility of underlying stock	77.5%	82.1%
Expected forfeitures as percentage of total option grants and ESPP shares	5.7%	0.0%

The risk-free rates for the stock option plan and ESPP are the weighted average of the yield rates on 5-year U.S. Treasury notes on the dates of the stock option grants and the yield rates on 3-month U.S. Treasury bills at the inception of each quarterly ESPP period, respectively. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life of the option grants is based on the Company’s analysis of its experience with its option grants. The expected life of the ESPP shares is 0.25 years, since shares are purchased through the plan on a quarterly basis. Expected volatility is

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the ESPP shares, respectively. The expected forfeitures as a percentage of total grants are based on the Company’s analysis of its experience with its option grants and ESPP shares, respectively. Under the true-up provisions of SFAS 123(R) additional expense will be recorded if the actual forfeiture rate is lower than estimated and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

Stock options are granted at not less than market price as of grant date. Stock options granted to non-employee members of the board of directors are fully vested as of the grant date. Other stock option grants generally vest over three years.

During the year ended September 30, 2006 the Company also recorded stock-based compensation expense of $0.2 million representing the value of common stock issued to a vendor.

SFAS No. 123 requires the presentation of pro forma information for the comparative periods prior to the adoption as if all of the Company’s employee stock options and ESPP shares had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior-year periods:

	Year Ended September 30,
	2005	2004

Net loss as reported	$(74,352,639)	$(18,168,637)
Add:
Total stock-based employee compensation expense recorded, net of related tax effects	75,727	199,000
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,011,579)	(7,124,000)

Pro forma net loss	$(81,288,491)	$(25,093,637)

Loss per share Basic and diluted — as reported	$(3.03)	$(0.75)

Basic and diluted — pro forma	$(3.31)	$(1.04)

For purposes of determining the disclosures required by SFAS No. 123, the fair values of each stock option granted in the fiscal years ended September 30, 2005 and 2004 under the Company’s stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 583,613 and 2,500 options under its 2004 Long-Term Incentive Plan for the years ended September 30, 2005 and 2004, respectively. The weighted average grant date fair value of all stock option grants issued for the years ended September 30, 2005 and 2004 was $5.88 and $5.85, respectively, using the following assumptions:

	Year Ended September 30,
	2005	2004

Risk-free interest rate	3.40%	3.41%
Expected dividend yield	0.0%	0.0%
Expected life of option grants (years)	4.33	7.43
Expected volatility of underlying stock	83.1%	80.1%
Expected forfeitures as percentage of total grants	7.0%	2.8%

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following summarizes stock option activity under the Plans:

	Number of	Per Share	Weighted-Average
	Options	Option Price	Exercise Price

Outstanding at October 1, 2003	4,330,631	$0.31 to $32.13	$9.47
Granted	693,937	$4.38 to $8.05	$8.00
Exercised	(293,652)	$0.31 to $8.50	$5.31
Forfeited or expired	(655,498)	$3.62 to $32.13	$13.65

Outstanding at September 30, 2004	4,075,418	$0.31 to $32.13	$8.82
Granted	583,613	$2.70 to $6.05	$5.88
Exercised	(73,760)	$0.31 to $5.90	$4.77
Forfeited or expired	(983,766)	$3.23 to $32.13	$13.37

Outstanding at September 30, 2005	3,601,505	$0.31 to $32.13	$7.21
Granted	867,705	$3.60 to $8.68	$3.97
Exercised	(724,272)	$0.31 to $8.05	$5.55
Forfeited or expired	(871,949)	$0.76 to $32.13	$8.99

Outstanding at September 30, 2006	2,872,989	$2.70 to $25.04	$6.10

Exercisable at September 30, 2004	3,047,603		$9.48
Exercisable at September 30, 2005	3,599,755		$7.22
Exercisable at September 30, 2006	2,164,950		$6.81

The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
		Weighted-	Average			Weighted-	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
Range of Exercise Prices	Shares	Price	Term (Years)	Value	Shares	Price	Term (Years)	Value

$ 2.70 - $ 4.38	704,636	$3.62	9.1	$660,567	59,236	$3.63	9.2	$54,806
$ 4.70 - $ 5.64	901,485	5.48	6.2	—	891,940	5.48	6.2	—
$ 5.90 - $ 7.18	485,567	6.07	6.5	—	454,567	6.01	6.4	—
$ 7.27 - $ 8.68	618,131	7.93	5.0	—	596,037	7.90	4.8	—
$12.00 - $25.04	163,170	13.46	0.9	—	163,170	13.46	0.9	—

Total	2,872,989	$6.10	6.4	$660,567	2,164,950	$6.81	5.5	$54,806

The weighted average remaining contractual life of options exercisable at September 30, 2006 was 5.5 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $4.56 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 59,236.

The aggregate intrinsic value of all stock options exercised during the year ended September 30, 2006 was approximately $1.7 million.

The Company settles employee stock option exercises with newly issued common shares.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested was $0.2 million during the year ended September 30, 2006.

A summary of the activity for non-vested stock options as of September 30, 2006 and changes during the year then ended is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Non-vested at September 30, 2005	1,750	$2.70
Granted	827,705	3.93
Vested	(25,700)	3.73
Forfeited	(95,716)	3.88

Non-vested at September 30, 2006	708,039	$3.94

A summary of the activity for vested stock options as of September 30, 2006 and changes during the year then ended is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Vested at September 30, 2005	3,599,755	$7.21
Granted	40,000	4.87
Vested	25,700	3.73
Exercised	(724,272)	5.55
Forfeited	(776,233)	9.62

Vested at September 30, 2006	2,164,950	$6.81

Restricted Stock Awards

The following information relates to restricted stock awards that have been granted to employees under the Company’s stock incentive plans. The restricted stock awards are not transferable until vested and the restrictions lapse upon set conditions which may be based on continuing employment (or other business relationship) and/or achievement of pre-established performance goals and objectives.

There were no grants of restricted stock during the years ended September 30, 2006, 2005 and 2004.

As of September 30, 2006, there was no unrecognized compensation cost arising from non-vested compensation related to restricted stock awards under the Company’s stock incentive plans.

Employee Stock Purchase Plan

During fiscal 1999, the Company adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP was effective upon approval by the stockholders of the Company and will continue in effect for a term of 20 years, unless terminated sooner. The Company has the right to terminate the ESPP at any time. The ESPP is intended to be an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Subject to adjustment pursuant to the ESPP, the aggregate number of shares of common stock that may be sold under the ESPP is 1,000,000. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase of common stock at 85% of the closing price of the stock on the last business day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. In the fiscal years ended September 30, 2006, 2005 and 2004, the Company issued 55,879, 98,839, and 66,079 shares of common stock, respectively, under this plan. At September 30, 2006, 2005 and 2004 there were 627,189, 683,068 and 781,907 shares available for future sales. The weighted average per share fair value of all ESPP shares issued for the fiscal year ended September 30, 2006 was $1.53.

4.	Restructuring Charges

During the third quarter of fiscal year 2005, the Company initiated a restructuring plan designed to close 19 underperforming stores and re-align its resources and cost structure. Thirteen of the closed stores were in markets where the Company continues to have a presence and, accordingly, the results of their operations are included in continuing operations. The closing of these 13 stores resulted in restructuring charges of $16.5 million, including $6.3 million of non-cash charges, principally related to impairment of fixed assets, an additional charge of $1.2 million was recorded in 2006 in connection with these store closings.

In accounting for restructuring charges, the Company followed guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, for disposal activities.

The following is a summary of restructuring charge activity for the years ended September 30, 2005 and 2006:

	Lease
	Termination
	and
	Other
	Related	Professional		Non-cash
	Charges	Fees	Severance	Charges	Total

Total Restructuring Charge	$8,063,010	$1,783,644	$302,215	$6,331,402	$16,480,271
Payments	(1,668,458)	(855,080)	(293,223)	—	(2,816,761)
Non-cash charges	—	—	—	(6,331,402)	(6,331,402)

Balance as of September 30, 2005	6,394,552	928,564	8,992	—	7,332,108
Change in estimate — revised assumptions	1,744,951	(549,823)	—	—	1,195,128
Payments	(2,965,239)	(227,547)	(8,992)	—	(3,201,778)

Balance as of September 30, 2006	$5,174,264	$151,194	$—	$—	$5,325,458

The $5.3 million balance as of September 30, 2006 is composed of a short-term portion of $1.1 million (included in accrued expenses) and a long-term portion of $4.2 million.

5.	Discontinued Operations

In the fourth quarter of fiscal 2004 the Company closed, sold or committed to close eight stores, all of which were closed by December 31, 2004. In the third quarter of fiscal 2005 the Company closed or committed to close six stores in markets where the Company does not continue to have a presence. The Company closed four locations by June 30, 2005 and the remaining store closures were completed by July 31, 2005. The incremental cost related to all 14 store closings amounted to $6.5 million and $0.6 million for the years ended September 30, 2005 and 2004, respectively. The decision to exit these locations was primarily related to poor operating results. The incremental cost related to the six store closings in 2005 amounted to $6.3 million for the year ended September 30, 2005, consisting of lease termination and other related charges, professional fees, severance and non-cash charges of

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 million, principally related to impairment of fixed assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified the operating results of these stores as discontinued operations in the accompanying consolidated statements of operations.

Revenue from the closed stores amounted to $11.1 million and $26.6 million for the years ended September 30, 2005 and 2004, respectively. There was no revenue from the closed stores for the year ended September 30, 2006. At September 30, 2006, the remaining balance of exit costs amounted to $1.8 million and is composed of a short-term portion of $0.6 million (included in accrued expenses) and a long-term portion of $1.2 million. Of the balance $1.7 million consists of lease-related costs.

The following is a summary of discontinued operations activity for the years ended September 30, 2004, 2005 and 2006:

	Lease
	Termination
	and
	Other
	Related	Professional		Non-cash
	Charges	Fees	Severance	Charges	Total

Balance as of October 1, 2003	$—	$—	$—	$—	$—
Discontinued operations charges	560,000	—	—	—	560,000
Payments	(560,000)	—	—	—	(560,000)

Balance as of September 30, 2004	—	—	—	—	—
Change in estimate	166,302	—	—	—	166,302
Discontinued operations charges	3,268,098	912,781	98,261	2,012,280	6,291,420
Payments	(1,869,090)	(381,896)	(91,608)	—	(2,342,594)
Non-cash charges	—	—	—	(2,012,280)	(2,012,280)

Balance as of September 30, 2005	1,565,310	530,885	6,653	—	2,102,848
Change in estimate	808,259	(322,350)	—	—	485,909
Payments	(654,496)	(162,745)	(6,653)	—	(823,894)

Balance as of September 30, 2006	$1,719,073	$45,790	$—	$—	$1,764,863

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Major classifications of property and equipment consist of the following:

	September 30,
	2006	2005

Leasehold improvements	$109,705,670	$104,745,454
Furniture and equipment	62,463,473	64,063,444
Buildings	2,872,723	15,201,864
Land	—	867,164
Vehicles	4,311,135	2,132,488
Capitalized leased assets	1,534,750	112,575
Construction in progress	3,931,031	1,347,249
Leasehold interests	140,955	140,955

Property and equipment	184,959,737	188,611,193
Less accumulated depreciation and amortization	82,887,488	73,304,260

Property and equipment, net	$102,072,249	$115,306,933

During the quarter ended March 31, 2006, the Company entered into a sale-leaseback arrangement with Tweet Canton LLC, an unrelated party. The Company sold its Canton, Massachusetts distribution and corporate properties, including land and related leasehold improvements, located at 10 and 40 Pequot Way, Canton, Massachusetts, to Tweet Canton LLC for the sum of $13.8 million and the Company entered into a 16-year operating lease agreement (with two additional successive option periods for ten and nine years, respectively) with Tweet Canton LLC. Under the new lease agreement the Company will make rental payments of $1.2 million in years one through ten of the lease and $1.3 million in each of the remaining six years of the lease term. The Company received approximately $13.5 million associated with this transaction, net of related fees, which was used to pay down existing debt. The Company recorded a deferred gain of approximately $4.6 million on the sale for the fiscal year ended September 30, 2006, which is being amortized over the life of the lease.

On March 31, 2005, the Company entered into a sale-leaseback arrangement with Samuel Bloomberg, Chairman of Tweeter’s Board of Directors. Tweeter sold its Warwick, Rhode Island retail location at 1301 Bald Hill Road, Warwick, Rhode Island to Mr. Bloomberg for the sum of $3.0 million and entered into a 15-year operating lease agreement (with two successive five year options of extension) with Mr. Bloomberg. The $3.0 million sales price was determined based upon three separate valuations performed by independent third parties. Under the new lease agreement the Company will make rental payments of $0.3 million in each of lease years one through ten, and $0.4 million in each of the remaining five years of the lease term. The Company recorded a $0.2 million loss on the sale in its statement of operations for the year ended September 30, 2005.

Depreciation and amortization of property and equipment for the fiscal years ended September 30, 2006, 2005, and 2004 totaled $25.3 million, $23.9 million and $21.5 million, respectively. During fiscal 2006 and 2005, fully depreciated assets with an original cost of $9.9 million and $15.3 million, respectively, were written off.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,
	2006	2005

Compensation and fringe benefits	$10,500,949	$11,168,079
Accrued restructuring charges	5,325,458	7,332,108
Insurance reserves	6,349,000	5,375,000
Other	23,428,868	24,899,971

Accrued expenses	$45,604,275	$48,775,158

8.	Debt

Long-term debt consists of the following:

	September 30,
	2006	2005

Revolving credit facility	$35,877,090	$49,617,077
Term loans	13,000,000	13,000,000
Amounts due bank	6,479,649	9,277,105
Capital leases	1,485,186	1,930

Subtotal	56,841,925	71,896,112
Less current portion	6,479,835	9,278,849

Long-term debt	$50,362,090	$62,617,263

The Company’s senior secured revolving credit facility (“credit facility”), as amended July 25, 2005, provides for up to $90 million in revolving credit loans, which may include up to $15 million in letters of credit and $13 million in term loans. The credit facility is secured by substantially all of the Company’s assets and contains various covenants and restrictions, including that: (i) Tweeter cannot create, incur, assume or permit additional indebtedness, (ii) Tweeter cannot create, incur, assume or permit any lien on any property or asset, (iii) Tweeter cannot merge or consolidate with any other person or permit any other person to merge or consolidate with us, (iv) Tweeter cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) Tweeter cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) Tweeter cannot declare or make any restricted payments. Borrowings are restricted to applicable advance rates based principally on eligible receivables and inventory, reduced by a $5 million reserve, a portion of customer deposits and outstanding letters of credit. At September 30, 2006, $16.5 million was available for future borrowings and $6.9 million was held as letters of credit. The facility expires on April 1, 2008.

The interest rate on the revolving credit loans ranges from 1.5% to 2% over LIBOR or at the prime rate, depending on the Company’s commitment at various dates during the course of the agreement. In addition, there is a commitment fee of 0.25% for the unused portion of the line. The term loans are in two tranches — Tranche A-1 and Tranche B. The Tranche A-1 term loan is for $5 million at an interest rate of either 0.75% over the prime rate or 3.00% over LIBOR, whichever rate the Company chooses. The Tranche B term loan is for $8 million at an interest rate of 4.00% over the prime rate or 10.00%, whichever is greater. Neither term loan will require any scheduled principal payments until maturity.

On March 23, 2006, the Company entered into a lease agreement relating to one building for retail space in Wilmington, Delaware. The rent obligation for this lease began in October 2006 when the retail store opened. The Company was responsible for a portion of the construction costs for this building and was deemed to be the owner

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the construction period under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” Accordingly, the Company recorded the lease as a capital lease. Payments under this capital lease are comprised of principal and interest. The obligation matures in September 2026 and calls for annual payments of $0.1 million, including interest.

On the accompanying consolidated balance sheets, included in the “Current portion of long-term debt” are $6.5 million and $9.3 million for 2006 and 2005, respectively, which represent checks issued but not yet cleared.

9.	Employee Savings Plan

The Company has an employee savings plan covering all eligible employees who have completed 3 months of service. Under this plan, which was adopted under Section 401(k) of the Internal Revenue Code, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The expenses of the plan are fully funded by the Company; and the matching contribution, if any, is established each year. Such matching contributions cannot exceed the employer’s established annual percentage of compensation, which was a maximum of 6%. The Company recorded contribution expense of $0.1 million for the year ended September 30, 2006. There was no contribution expense for the years ended September 30, 2005 or 2004.

10.	Commitments and Contingencies

Leases

The Company leases a majority of its stores, installation centers, warehouses, vehicles and administrative facilities under operating leases. The initial terms of these leases generally range up to 25 years with varying renewal options. The leases provide for base rentals, real estate taxes, and common area maintenance charges and, in some instances, for the payment of percentage rents based on sales volumes in excess of defined amounts. Rent expense for the years ended September 30, 2006, 2005, and 2004 was $37.8 million, $50.4 million and $38.7 million respectively, including percentage rent expense of $0.1 million, $0.1 million and $0.03 million, respectively.

Name in Title Sponsorships

In prior years, the Company entered into five agreements to become the “name in title” sponsor for various performing arts centers in certain key markets throughout the United States. In March 2006, the Company terminated its Tweeter Center, Chicago, IL venue, incurring a termination fee of $0.1 million during fiscal 2006.

Future minimum rental commitments (excluding closed stores) under non-cancelable operating leases and name in title sponsorships as of September 30, 2006 are as follows:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter

Operating leases
Real estate, net	$280,779,632	$35,392,348	$33,431,249	$32,185,957	$30,150,214	$27,028,220	$122,591,644
Vehicles and equipment	1,767,013	615,661	391,150	307,596	195,117	171,810	85,679
Name in title sponsorships	7,137,500	1,875,000	1,875,000	1,375,000	1,375,000	637,500	—

Total	$289,684,145	$37,883,009	$35,697,399	$33,868,553	$31,720,331	$27,837,530	$122,677,323

Other Contingencies

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

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements. The Company had no reserves recorded for legal proceedings as of September 30, 2006 and 2005.

11.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended September 30,
	2006	2005	2004

Current:
Federal	$—	$1,624,986	$68,095
State	—	1,138,689	10,249

Total	—	2,763,675	78,344
Deferred, net of change in valuation allowance	—	22,272,607	(11,213,982)

	$—	$25,036,282	$(11,135,638)

The tax effects of significant temporary differences comprising the Company’s current and long-term net deferred tax assets are as follows:

	Year Ended September 30,
	2006	2005

Employee compensation and fringe	$1,209,421	$1,434,053
Bad debt reserve	1,488,262	582,751
Inventory related accruals	7,329,306	8,835,683
Self insured health insurance accruals	457,803	645,110
Other	132,646	201,801
Deferred revenue	233,122	—

Net deferred tax assets — current	10,850,560	11,699,398

Deferred rent	6,243,969	3,711,461
Depreciation	3,893,915	(2,143,342)
Deferred revenue	850,501	1,059,456
Deferred warrant expense	2,065,027	2,084,896
Federal NOL carry-forward asset	17,806,874	17,657,210
Unrealized gain on marketable equity securities	—	(74,886)
Goodwill and intangible assets	5,194,018	6,801,718
State NOL carry-forward asset	3,984,981	4,474,876
AMT credit carry-forward	801,791	307,288
Other	353,134	315,784

Net deferred tax assets — long-term	41,194,210	34,194,461
Valuation allowance	(52,044,770)	(45,893,859)

Total net deferred tax assets	$—	$—

The Company has approximately $51.8 million of federal net operating losses to be carried forward, that will begin to expire in 2024, and $77.9 million of state net operating losses to be carried forward, that will begin to expire

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2008. Management has determined that it is more likely than not that it will not fully realize the deferred tax assets. Consequently, a full valuation allowance was established for the periods ended September 30, 2006 and 2005. The Company did not have a valuation allowance for the period ended September 30, 2004. The tax benefit associated with approximately $1.1 million of the federal net operating losses to be carried forward will be credited to additional paid in capital when the deduction reduces income taxes payable. The Company has recorded refundable income taxes of $9.0 million based on its loss carry-back claims filed with and under review by the Internal Revenue Service.

A reconciliation between the statutory and effective income tax rates is as follows:

	Year Ended September 30,
	2006	2005	2004

Statutory income tax rate (benefit)	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(2.0)%	8.1%	(4.1)%
Other	(0.3)%	1.2%	1.1%
Valuation allowance	37.3%	76.5%	0.0%

Effective income tax rate	0.0%	50.8%	(38.0)%

12.	Capital Stock and Incentive Plans

Common Stock — Holders of common stock are entitled to dividends if declared by the Board of Directors and each share carries one vote. The common stock has no cumulative voting, redemption or preemptive rights.

Common Stock Incentive Plans — In November of 1995, the Company implemented the 1995 Stock Option Plan, under which incentive and nonqualified stock options were granted to management, key employees and outside directors to purchase shares of the Company’s common stock. Options are generally exercisable over a period from one to ten years from the date of the grant and are dependent on the vesting schedule associated with the grant. There were no options exercisable under the 1995 Stock Option Plan as of September 30, 2006. Options for 284,204 and 296,646 shares were exercisable under the 1995 Stock Option Plan at September 30, 2005 and 2004, respectively.

As of June 1, 1998, no further awards could be granted under the 1995 Stock Option Plan and the Company adopted the 1998 Stock Option and Incentive Plan (the “1998 Plan”) to provide incentives to attract and retain executive officers, directors, key employees and consultants. The plan terminated on June 1, 2004. There were 1,767,986, 2,747,064 and 2,750,957 options exercisable under the 1998 Plan at September 30, 2006, 2005 and 2004, respectively.

At the Company’s Annual Meeting on January 15, 2004, the Company’s stockholders voted to adopt the 2004 Long-Term Incentive Plan (the “2004 Plan”) effective June 2, 2004. The plan allows the Company to provide incentives to attract and retain executive officers, directors, key employees and consultants. The aggregate number of shares of common stock issuable under the 2004 Plan is 2,727,063. As awards granted under the 2004 Plan are exercised the shares of stock underlying such previously outstanding portion of the award shall be added back to the shares available for issuance under the 2004 Plan; provided, however, that this amount shall not exceed 100,000 shares of stock in any given year. In addition, if any portion of an award is forfeited, cancelled, satisfied without the issuance of stock or otherwise terminated, the shares of stock underlying such portion of the award shall be added back to the shares of stock available for issuance under the 2004 Plan. There were 1,516,005 of underlying shares of common stock available for future grant under the 2004 Plan as of September 30, 2006. Under the 2004 Plan, the Company granted awards for underlying shares of common stock totaling 867,705 and canceled 126,884 of these awards as of September 30, 2006. The outstanding awards for underlying shares of common stock totaled 1,105,003 of which 396,964 were exercisable as of September 30, 2006.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The exercise prices for all incentive stock options granted to employees and nonqualified options granted to outside directors range from $0.31 to $32.13 per share.

The following summarizes the number of options exercisable under the stock option plans:

	Year Ended September 30,
	2006	2005	2004

1995 Stock Option Plan	—	284,204	296,646
1998 Stock Option and Incentive Plan	1,767,986	2,747,064	2,750,957
2004 Long-Term Incentive Plan	396,964	568,487	—

	2,164,950	3,599,755	3,047,603

The 2004 Plan is administered by the Compensation Committee of the Board of Directors and will allow the Company to issue one or more of the following: stock options (incentive stock options and non-qualified options), restricted stock awards, performance shares awards, performance unit awards, deferred stock awards, warrants and common stock in lieu of certain cash compensation awards (collectively, “Plan Awards”). The 2004 Plan is to expire five years following its adoption. Awards made there under and outstanding at the expiration of the 2004 Plan will survive in accordance with their terms. Other than stock options, no other Plan Awards were granted during 2006, 2005 and 2004.

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

The stock incentive plan also provides for the grant or issuance of Plan Awards to directors of the Company who are not employees of the Company. These options are typically 100% vested at the time of grant. The Board of Directors received grants of options for a total of 40,000, 25,000 and 20,000 shares of common stock for the years ended September 30, 2006, 2005 and 2004, respectively.

Issuance of Warrants — On January 15, 2004, the Company issued 956,580 fully vested warrants to purchase Tweeter common stock to RetailMasters as part payment for consulting services. The fair value of the warrants amounted to $5.0 million and was charged to operations in January 2004. The warrants have exercise prices and exercisable periods as follows:

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

As of September 30, 2006, no warrants have been exercised.

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

At any time after a Distribution Date, the Board may, in its discretion, exchange all or any part of the then outstanding and exercisable Rights for shares of common stock or Units of Junior Preferred Stock. The exchange ratio shall be one share of common stock or one Unit of Junior Preferred Stock for each Right. However, the Board will not have the authority to effect such an exchange after any person becomes the beneficial owner of 50% or more of the common stock of the Company. The Rights may be redeemed in whole but not in part at a price of $0.001 per Right by the Board of Directors only until the earlier of (i) the tenth calendar year after a Distribution Date or (ii) the expiration date of the Rights Plan. The Board in its sole discretion may amend the Rights Plan until a Distribution Date. After a Distribution Date, the Board may make certain amendments to the Rights Plan but none that will adversely affect the interests of the Rights holders.

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

Tweeter held an 18.75% ownership interest in Tivoli Audio, LLC (“Tivoli”), a manufacturer of consumer electronic products, as of September 30, 2006 and 2005. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of operations. Distributions received from Tivoli amounted to $1.0 million, $1.6 million, and $0.7 million for the years ended September 30, 2006, 2005 and 2004, respectively. The Company purchased inventory from Tivoli costing approximately $1.1 million, $1.6 million and $3.9 million for the years ended September 30, 2006, 2005 and 2004, respectively. Amounts receivable from Tivoli were $0.01 million at September 30, 2006, reflecting prepayments on purchases of inventory. Amounts payable to Tivoli were $0 and $0.1 million at September 30, 2006 and 2005, respectively.

On December 31, 2004, Tweeter made an initial investment of $0.3 million in Sapphire to obtain a 25% ownership interest. This investment was being accounted for under the equity method of accounting. Sapphire was liquidated during the Company’s quarter ended June 30, 2006 and the Company recorded a gain of $0.1 million in income from equity investments in connection with the liquidation. Distributions received from Sapphire amounted to $0.3 million and $0.03 million for the fiscal years ended September 30, 2006 and 2005, respectively. The Company purchased inventory from Sapphire costing $6.5 million and $5.2 million for the fiscal years ended September 30, 2006 and 2005, respectively. Amounts payable to Sapphire were $0 and $0.01 million at September 30, 2006 and 2005, respectively.

On March 31, 2005, the Company entered into a sale-leaseback arrangement with Samuel Bloomberg, Chairman of Tweeter’s Board of Directors. Tweeter sold its Warwick, Rhode Island retail location at 1301 Bald Hill Road, Warwick, Rhode Island to Mr. Bloomberg for the sum of $3.0 million and entered into a 15-year operating lease agreement (with two successive five year options of extension) with Mr. Bloomberg. The $3.0 million sales price was determined based upon three separate valuations performed by independent third parties. Under the new lease agreement the Company will make rental payments of $0.3 million in each of lease years one through ten, and $0.4 million in each of the remaining five years of the lease term. The Company recorded a $0.2 million loss on the sale in its statement of operations for the year ended September 30, 2005.

On April 20, 2005, the Company entered into an agreement with DJM Asset Management, LLC, (“DJM”) a Gordon Brothers Group company, to negotiate possible lease terminations, sublease, assignment or other disposition of certain leases. Since 2001, Mr. Jeffrey Bloomberg, a member of Tweeter’s Board of Directors, has been with Gordon Brothers Group LLC in the Office of the Chairman. Mr. Jeffrey Bloomberg and Samuel Bloomberg, Chairman of Tweeter’s Board of Directors, are brothers. Tweeter paid $0.4 million and $0 to DJM associated with this agreement during the fiscal years ended September 30, 2006 and 2005, respectively. Effective May 26, 2006 the Company terminated the agreement with DJM. As of September 30, 2006 the Company did not have any accruals outstanding related to DJM.

Mr. Jeffrey Bloomberg is a member of the Board of Directors of Nortek, Inc. (“Nortek”), which is a supplier for Tweeter. The Company purchased inventory from Nortek and its subsidiaries costing approximately $8.5 million and $4.9 million during the fiscal year ended September 30, 2006 and 2005, respectively and had amounts payable to Nortek and its subsidiaries of approximately $0.8 million and $0.9 million at September 30, 2006 and 2005, respectively.

14.	Investments

The Company’s investments consist of the following:

	September 30,
	2006	2005

Available-for-sale equity securities	$—	$187,214
Equity investment in Tivoli	2,639,365	1,737,575
Equity investment in Sapphire	—	295,564

Total investments	$2,639,365	$2,220,353

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sold all of its shares in its available-for-sale securities in September 2006 and recognized a gain of approximately $0.2 million in its statement of operations.

At September 30, 2005 and 2004, unrealized gains, before income tax effect, on securities of $0.2 million were included in accumulated other comprehensive income reflected in stockholders’ equity.

Sapphire was liquidated during the three months ended June 30, 2006 and the Company recorded a gain of $0.1 million in income from equity investments in connection with the liquidation.

15.  Staff Accounting Bulletin No. 108

As discussed under Recent Accounting Pronouncements in Note 2, in September 2006 the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company adopted this statement retroactively as of October 1, 2005, as permitted, recognizing an adjustment of $3.4 million to accumulated deficit and rent related accruals in its consolidated balance sheet as of October 1, 2005 and $0.4 million to its consolidated statement of operations for the fiscal year ended September 30, 2006.

The Company adjusted its beginning retained earnings for fiscal 2006 related to a correction in the historical accounting treatment related to leases. Prior to fiscal 2005, the Company had used the commencement date of the lease or the opening date of the store, whichever was earlier, to begin recording rent expense. FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases requires the Company to begin to record rent upon possession date. In fiscal 2005, the Company evaluated the effect the possession date would have had on rent expense and related rent accruals using the rollover method to determine if the effect of the misstatement would be material in any specific period. The Company determined that the adjustment would not be material in any specific period and therefore did not restate historical financial statements. The Company quantified the error, continued to monitor its impact and, in fiscal 2005, changed its accounting to ensure that all new leases would be treated properly.

16.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the fiscal years ended September 30, 2006 and 2005. Amounts are in thousands, except per share data.

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006
	(Revised)	(Revised)	(Revised)

Total revenue	$266,519	$187,235	$159,256	$162,277
Gross profit	109,237	80,592	64,581	65,025
Net income (loss) from continuing operations	14,624	334	(14,250)	(16,705)
Net income (loss)	14,405	424	(14,276)	(17,036)
Diluted earnings (loss) per share from continuing operations	0.59	0.01	(0.56)	(0.66)
Diluted earnings (loss) per share	0.58	0.02	(0.56)	(0.67)

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	March 31,	June 30,	September 30,
	2004	2005	2005	2005

Total revenue	$258,223	$182,039	$166,578	$188,250
Gross profit	103,760	74,279	63,280	72,335
Net income (loss) from continuing operations	5,636	(26,155)	(24,521)	(18,514)
Net income (loss)	4,942	(27,361)	(31,944)	(19,990)
Diluted earnings (loss) per share from continuing operations	0.23	(1.06)	(1.00)	(0.75)
Diluted earnings (loss) per share	0.20	(1.11)	(1.30)	(0.81)

In September 2006 the SEC issued SAB 108, which provides interpretive guidance on how the effects of the prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted this statement retroactively as of October 1, 2005, as permitted, recognizing an adjustment of $3.4 million to accumulated deficit and rent-related accruals in its consolidated balance sheet as of October 1, 2005.

The retroactive adoption of SAB 108 had the effect of increasing net income (reducing net loss) from amounts previously reported by $0.1 million for each of the first three quarters of fiscal 2006.

Net loss for the quarterly period ended March 31, 2005 includes a charge of $22.2 million to provide a full valuation allowance related to previously recorded net federal and state deferred tax assets. Net loss for the quarterly period ended June 30, 2005 includes a charge of $16.9 million to reflect a restructuring charge in connection with store closings.

*    *    *    *    *

EXHIBIT INDEX

(a)  Exhibit:

Exhibit No.		Description

3	.1(9)	Amended and Restated Certificate of Incorporation of the Company.
3	.2(9)	Amendment to Amended and Restated Certificate of Incorporation of the Company.
3	.3(9)	Amended and Restated By-Laws of the Company, as amended.
4	.1(9)	Specimen Certificate representing the Company’s common stock.
4	.2(9)	Shareholder’s Rights Agreement.
10	.1(11)	2004 Long Term Incentive Plan.
10	.2(10)	Employment Agreement between the Company and Samuel Bloomberg.
10	.3(13)	Employment Agreement between the Company and Joseph G. McGuire.
10	.4(15)	Employment Agreement between the Company and Gregory W. Hunt.
10	.5(15)	Amended Employment Agreement between the Company and Gregory W. Hunt.
10	.6(10)	Severance Agreement between the Company and Philo Pappas.
10	.7(13)	Employment Agreement between the Company and Judy Quye.
10	.8(1)	Progressive Retailers Organization, Inc. Policy and Procedures Manual.
10	.9(2)	Employee Stock Purchase Plan.
10	.10(3)	Tweeter Home Entertainment Group Deferred Compensation Plan.
10	.11(3)	Tweeter Home Entertainment Group Deferred Compensation Plan Adoption Agreement.
10	.12(4)	Credit Agreement dated as of June 29, 2001 among the Company, Fleet National Bank and the other parties thereto.
10	.13(5)	Third Amendment to Credit Agreement, dated as of May 31, 2002, among the Company, Fleet National Bank and the other parties thereto.
10	.14(6)	Fourth Amendment to Credit Agreement dated as of September 27, 2002 among the Company, Fleet National Bank and the other parties thereto.
10	.15(7)	Fifth Amendment to Credit Agreement dated as of January 29, 2003 among the Company, Fleet National Bank and the other parties thereto.
10	.16(8)	Credit Agreement dated as of April 16, 2003, among the Company, Fleet National Bank and other parties thereto.
10	.17(8)	Guarantee dated as of April 16, 2003, among the Company, Fleet National Bank and other parties thereto.
10	.18(10)	Third Amendment to Credit Agreement, dated as of August 30, 2003, among the Company, Fleet National Bank and other parties thereto.
10	.19(12)	Fifth Amendment to Credit Agreement, dated as of November 22, 2004, among the Company, Fleet National Bank and other parties thereto.
10	.20(14)	Agreement between the Company and Tatum CFO Partners, LLP regarding the engagement of Paul Burmeister as interim Chief Financial Officer of the Company.
10	.21(14)	Amended and Restated Senior Secured Revolving Credit Facility, dated as of July 25, 2005, among the Company, Bank of America and other parties thereto.

14(10)	Code of Ethics.
21(14)	Subsidiaries of the Company.
23(16)	Consent of Deloitte & Touche LLP.

31	.1(16)	Rule 13a-14(a)/15d-14(a) Certification.
31	.2(16)	Rule 13a-14(d)/15d-14(d) Certification.
32	.1(16)	Section 1350 Certification.
32	.2(16)	Section 1350 Certification.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-51015) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-70543) or amendments thereto and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed April 23, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 26, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed November 24, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on form 10-K for the year ended September 30, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Annual Report on form 10-K for the year ended September 30, 2005 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Filed herewith.