Form 10-Q
period 2006-12-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2007-02-09
CIK 1060390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS Common Stock, $0.01 par value	OUTSTANDING AT February 1, 2007 25,527,943

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands except share data)

	December 31,	September 30,	December 31,
	2006	2006	2005
			(Revised)
ASSETS
Current Assets
Cash and cash equivalents	$2,124	$1,296	$2,831
Accounts receivable, net of allowance for doubtful accounts of $4,314, $3,766 and $1,395, respectively	36,347	20,197	40,439
Inventory	112,726	109,039	129,351
Refundable income taxes	9,011	9,006	8,907
Prepaid expenses and other current assets	19,846	6,895	13,435

Total current assets	180,054	146,433	194,963
Property and equipment, net	100,622	102,072	112,059
Long-term investments	3,619	2,639	3,112
Intangible assets, net	—	—	397
Goodwill	5,251	5,251	5,251
Other assets, net	1,845	2,178	2,267

Total Assets	$291,391	$258,573	$318,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$6,282	$6,480	$15,709
Current portion of deferred consideration	647	590	1,103
Accounts payable	41,453	37,843	37,532
Accrued expenses	49,722	40,189	55,716
Customer deposits	25,309	21,976	25,673

Total current liabilities	123,413	107,078	135,733
Long-term debt	66,982	50,362	65,056
Rent related accruals	24,988	25,411	20,203
Long-term restructuring and discontinued stores reserve	4,428	5,415	—
Deferred consideration	2,107	2,151	2,424
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 27,013,997, 27,013,997 and 26,383,244 shares issued, respectively	270	270	264
Additional paid in capital	310,355	309,937	305,436
Accumulated other comprehensive income	—	—	124
Accumulated deficit	(239,533)	(240,407)	(209,519)
Treasury stock, 1,486,054, 1,521,819 and 1,561,165 shares, at cost, respectively	(1,619)	(1,644)	(1,672)

Total stockholders’ equity	69,473	68,156	94,633

Total Liabilities and Stockholders’ Equity	$291,391	$258,573	$318,049

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands except share and per share data)

	Three Months Ended
	December 31,
	2006	2005
		(Revised)
Total revenue	$234,058	$266,007
Cost of sales	(141,416)	(156,985)

Gross profit	92,642	109,022
Selling, general and administrative expenses	90,227	93,298
Amortization of intangibles	—	170
Restructuring charges	(429)	83

Operating income	2,844	15,471
Interest (expense), net of interest income of $1 and $0, respectively	(1,533)	(1,386)

Income from continuing operations before income taxes	1,311	14,085
Income tax provision	—	100

Income from continuing operations before income from equity investments — related parties	1,311	13,985
Income from equity investments — related parties	956	695

Net income from continuing operations	2,267	14,680
Discontinued operations:
Pre-tax loss from discontinued operations	(1,393)	(274)
Income tax benefit	—	—

Net loss from discontinued operations	(1,393)	(274)

Net income	$874	$14,406

Basic income per share:
Income from continuing operations	$0.08	$0.59
Loss from discontinued operations	(0.05)	(0.01)

Basic net income per share	$0.03	$0.58

Diluted income per share:
Income from continuing operations	$0.08	$0.59
Loss from discontinued operations	(0.05)	(0.01)

Diluted net income per share	$0.03	$0.58

Weighted average shares outstanding:
Basic	25,492,567	24,731,264

Diluted	25,492,567	24,845,671

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	December 31,
	2006	2005
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$874	$14,406
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,490	6,287
Asset retirement obligation accretion expense	7	—
Stock-based compensation — vendor	—	191
Stock-based compensation — employee	379	169
Income from equity investments-related parties	(956)	(696)
Impairment charge	1,237	140
Loss on disposal of property and equipment	732	61
Allowance for doubtful accounts	549	21
Recognition of deferred gain on sale leaseback	(82)	(11)
Recognition of deferred lease incentives	288	(167)
Changes in operating assets and liabilities:
Accounts receivable	(16,699)	(12,270)
Inventory	(3,711)	(18,022)
Prepaid expenses and other assets	(13,038)	(5,064)
Accounts payable and accrued expenses	14,423	10,707
Customer deposits	3,333	49
Rent related accruals	(356)	(2)
Deferred consideration	20	497

Net cash used in operating activities	(6,510)	(3,704)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,177)	(4,068)
Proceeds from sale of property and equipment	21	—

Net cash used in investing activities	(9,156)	(4,068)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in amount due to bank	(198)	6,431
Net proceeds of long-term debt	16,628	2,438
Proceeds from options exercised	—	344
Proceeds from employee stock purchase plan	64	80

Net cash provided by financing activities	16,494	9,293

INCREASE IN CASH AND CASH EQUIVALENTS	828	1,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,296	1,310

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,124	$2,831

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited interim condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation of the interim condensed consolidated financial statements have been included. Certain prior interim period amounts have been reclassified and adjusted to conform to current classifications as follows. In December 2006 the Company committed to close one store in a market where the Company does not continue to have a presence. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the operating results of this store for all periods presented to discontinued operations in the accompanying condensed consolidated statements of operations. See Note 4 for further discussion. In September 2006 the Company adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 108 Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, retroactively as of October 1, 2005, as permitted. The retroactive adoption of SAB 108 had the effect of increasing accumulated deficit as of October 1, 2005 and increasing net income from amounts previously reported for the period ended December 31, 2005. There was no effect on the income per share amount for this period. See Note 2 for further discussion.
     Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. Tweeter typically records its highest revenue and income in its first fiscal quarter.
     Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
2. Summary of Selected Accounting Policies
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
     Long-Term Investments — Long-term investments consisted of an investment in one privately held company as of December 31, 2006. As of December 31, 2005, long-term investments consisted of investments in marketable equity securities and two privately held companies. Marketable equity securities were stated at fair value and classified as available-for-sale as of December 31, 2005. As of December 31, 2005, unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities were included in accumulated other comprehensive income, which is reflected in stockholders’ equity. In September 2006, the Company sold its available-for-sale securities.

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
     Self-Insurance Accruals — The Company is self-insured for workers’ compensation, auto/garage, general liability insurance and medical/dental benefits, and evaluates its liability estimate on a quarterly basis based on actuarial information and experience. However, the Company obtains third-party stop loss insurance coverage to limit its exposure to these claims. Historical claims are reviewed as to when they are incurred versus when they are actually paid and an average claims lag is determined. Once the average historical lag is determined, it is applied to the current level of claims being processed. Accounting standards require that a related loss contingency be recognized in its consolidated balance sheet. The Company had self-insurance accruals of $6.7 million, $6.3 million and $6.2 million at December 31, 2006, September 30, 2006 and December 31, 2005, respectively.
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
     Stock-Based Compensation — The Company recognized the cost of employee services received in exchange for awards of equity instruments in the financial statements and measures this cost based on the grant-date fair value of the award. The Company recognizes this cost either on an accelerated or straight-line basis depending on the legal vesting schedule of the award. Stock options are granted at not less than market price as of grant date. Stock options granted to non-employee members of the board of directors are fully vested as of the grant date. Other stock option grants generally vest over three years. The Company settles employee stock option exercises with newly issued common shares.
     Stock-based compensation expense was $0.4 million and $0.2 million for the three months ended December 31, 2006 and 2005, respectively. All of the stock-based compensation expense was recorded in selling, general and administrative expenses. None of the compensation expense related to stock-based compensation arrangements was capitalized as part of inventory or fixed assets. The Company reports its current year excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were no excess tax benefits recorded from the exercise of non-qualified stock options for the three months ended December 31, 2006.
     For purposes of recording stock option based compensation expense, the fair values of each stock option granted under the Company’s stock option plan and shares subject to purchase under the Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2006 and 2005, respectively were estimated as of the date of grant and beginning of ESPP period, respectively, using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued and ESPP shares purchased during the three months ended December 31, 2006 was $2.71 and $0.52, respectively, and for the three months ended December 31, 2005 was $1.93 and $1.45, respectively.
     The following summarizes stock option activity under the Plans:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Outstanding at September 30, 2006	2,872,989	$6.10
Granted	753,425	5.01
Exercised	—	—
Forfeited or expired	(103,338)	5.58

Outstanding at December 31, 2006	3,523,076	$5.89

Exercisable at December 31, 2006	2,418,364	$6.47

     As of December 31, 2006, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.
     Recent Accounting Pronouncements —
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
     In September 2006 the SEC issued SAB No. 108 Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted this statement retroactively as of October 1, 2005, as permitted, recognizing an adjustment of $3.4 million to accumulated deficit and rent related accruals in its consolidated balance sheet as of October 1, 2005 and $0.4 million to its consolidated statement of operations for the fiscal year ended September 30, 2006. The retroactive adoption of SAB 108 had the effect of increasing accumulated deficit by $3.4 million as of October 1, 2005 and increasing net income from amounts previously reported by $0.1 million for the period ended December 31, 2005. There was a corresponding increase of $3.3 million in rent related accruals. There was no effect on the income per share amount for this period. See Note 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for further discussion.
3. Restructuring Charges
     During the third quarter of fiscal year 2005 the Company initiated a restructuring plan designed to close 13 stores in markets where the Company continues to have a presence and, accordingly, the results of their operations are included in continuing operations.
     For the three months ended December 31, 2006, the Company recorded a change in estimated costs of $(0.4) million related to these store closings. The change resulted from the termination of one real estate lease earlier than originally estimated. For the three months ended December 31, 2005, the Company recorded a change in estimated costs of $0.1 million related to these store closings.
     In accounting for restructuring charges, the Company followed the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, for disposal activities.
     The following is a summary of restructuring charge activity for the three months ended December 31, 2006 (in thousands):

	Lease
	Termination
	and Other
	Related	Professional
	Charges	Fees	Total
Balance as of September 30, 2006	$5,174	$151	$5,325
Payments	(282)	—	(282)
Change in estimate — revised assumptions	(386)	(43)	(429)

Balance as of December 31, 2006	$4,506	$108	$4,614

     The $4.6 million balance as of December 31, 2006 is composed of a short-term portion of $1.3 million (included in accrued expenses) and a long-term portion of $3.3 million.
4. Discontinued Operations
     During the third quarter of fiscal year 2005 the Company closed or committed to close six stores in markets where the Company does not continue to have a presence. In December 2006 the Company committed to close one store in a market where the Company does not continue to have a presence. The Company completed this store closing by January 31, 2007. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified the operating results of all these stores as discontinued operations in the accompanying condensed consolidated statements of operations.
     For the three months ended December 31, 2006, the Company recorded charges to discontinued operations of $1.4 million, which included exit costs totaling $1.3 million and an operating loss of $0.1 million for the latest store closing. The exit costs were non-cash charges, principally related to impairment of fixed assets. For the three months ended December 31, 2005, the Company recorded charges to discontinued operations of $0.3 million, which included a change in estimated costs of $0.2 million related to the fiscal year 2005 store closings and an operating loss of $0.1 million for the latest store closing.
     Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $0.6 million and $0.5 million for the three months ended December 31, 2006 and December 31, 2005, respectively. At December 31, 2006 the remaining balance of exit costs amounted to $1.9 million and is comprised of a short-term portion of $0.8 million (included in accrued expenses) and a long-term portion of $1.1 million. Of the balance, $1.8 million consists of lease-related costs.
     The following is a summary of discontinued operations activity for the three months ended December 31, 2006 (in thousands):

	Lease
	Termination
	and Other		Fixed Asset
	Related	Professional	Impairment
	Charges	Fees	Charges	Total
Balance as of September 30, 2006	$1,719	$46	$—	$1,765
Payments	(139)	—	—	(139)
Increases to reserve for new charges/credits	90	—	1,237	1,327
Reductions to reserve for new charges/credits	160	—	(1,237)	(1,077)

Balance as of December 31, 2006	$1,830	$46	$—	$1,876

5. Income Taxes
     SFAS No. 109, Accounting for Income Taxes, requires the Company to provide a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” In March 2005 the Company recorded a full valuation allowance and has continued to record such an allowance through December 31, 2006 based upon its determination that it was more likely than not that it would not realize the deferred tax benefits related to those assets. The Company based that determination, in part, on its prior losses and consideration of store closings. As of December 31, 2006 the Company provided a full valuation related to federal and state net deferred tax assets. In future periods the Company will re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary. Further, based on the availability of net operating losses being carried forward, the Company did not record any regular federal tax provision on fiscal year 2007 income. During the third quarter of fiscal 2006 the Company reversed the $0.1 million federal alternative minimum tax provision recorded during the three months ended December 31, 2005.
6. Earnings (Loss) per Share
     Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share are based on the weighted-average number of common shares outstanding, and dilutive potential common shares (common stock options and warrants).
     The number of potentially dilutive shares excluded from the earnings per share calculation for the three months ended December 31, 2006 and 2005, because they were anti-dilutive, was 4,479,656 and 3,930,138, respectively. Using the treasury stock method computation, the addition of average unrecognized compensation cost resulted in all potential common shares being anti-dilutive for the three months ended December 31, 2006.
7. Related-Party Transactions
     Tweeter held an 18.75% ownership interest in Tivoli Audio, LLC (“Tivoli”), a manufacturer of consumer electronic products, as of December 31, 2006 and 2005. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of operations. There were no distributions received from Tivoli for the three months ended December 31, 2006 and 2005, respectively. The Company purchased inventory from Tivoli costing approximately $0.6 million and $0.9 million for the three months ended December 31, 2006 and 2005, respectively. Amounts payable to Tivoli were $3 thousand and $1 thousand at December 31, 2006 and 2005, respectively. The Company prepaid inventory for goods not yet received as of December 31, 2006 totaling $47 thousand. There was no prepaid inventory as of December 31, 2005.
     On December 31, 2004, Tweeter made an initial investment of $0.3 million in Sapphire, LLC (“Sapphire”) to obtain a 25% ownership interest. This investment was being accounted for under the equity method of accounting. Sapphire was liquidated during the Company’s quarter ended June 30, 2006. There were no distributions received from Sapphire for the three months ended December 31, 2005. The Company purchased inventory from Sapphire costing $4.0 million for the three months ended December 31, 2005. Amounts receivable from Sapphire were $0.2 million at December 31, 2005, reflecting prepayments on purchases of inventory.

     Jeffrey Bloomberg, who until January 25, 2007 was a member of Tweeter’s Board of Directors and is the brother of Samuel Bloomberg, the Chairman of the Board of Tweeter, is a member of the Board of Directors of Nortek, Inc. (“Nortek”), which is a supplier for Tweeter. The Company purchased inventory from Nortek and its subsidiaries costing approximately $3.4 million and $2.3 million during the three months ended December 31, 2006 and 2005, respectively and had amounts payable to Nortek and its subsidiaries of approximately $1.3 million and $0.5 million at December 31, 2006 and 2005, respectively.
8. Subsequent Events
     On January 4, 2007, the Company announced that it had restructured its corporate and administrative functions, reducing the headcount in those functions by 20%. The Company expects to incur a charge of approximately $0.6 million in severance and other termination costs during the three months ended March 31, 2006, in connection with this restructuring.
     On January 19, 2007, the Company received notice from its third party private label credit card provider that the Company has been and continues to be in breach of the minimum consolidated tangible net worth financial covenant of its private label revolving credit plan agreement. The provider has requested that the Company issue a letter of credit in the amount of $2.5 million within 45 days of its receipt of the notice.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     We are a national specialty consumer electronics retailer providing audio and video solutions for the home and mobile environment. We believe that we can apply our expertise to help our customers “live in hi-def”. As of December 31, 2006, we operated 153 retail stores in the New England, Mid-Atlantic, Southeast (including Florida), Chicago, Texas, Southern California, Phoenix and Las Vegas markets. We operate under the Tweeter, Sound Advice, hifi buys and Showcase Home Entertainment names. We operate in a single business segment of retailing audio, video and mobile consumer electronics products.
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
     We use the term “comparable store sales” to compare year-over-year sales performance of our stores. We include a store in our comparable store sales after it has been in operation for 12 full months. In addition, comparable store sales include Internet-originated sales. We exclude remodeled or relocated stores from our comparable store sales until they have been operating for 12 full months from the date we completed the remodeling or the date the store re-opened after relocation. Stores that are part of discontinued operations are also excluded from the comparable store sales base.
RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005
     Total Revenue — Our total revenue includes delivered merchandise, home installation labor, commissions on extended warranties sold, completed service center work orders, direct business-to-business sales, delivery charges and Internet-originated sales and excludes collected sales taxes. Generally, revenue from products sold in our retail stores is recognized at the point of sale, when transfer of title takes place and the customer receives the product. In some instances, customers request that we deliver the product to specified locations, in which case revenue would be recognized when the customer receives the product. Revenue from installation labor is recognized as labor is provided. Service revenue is recognized when the repair service is completed. Product sold through our business-to-business division and our Internet web site is shipped “free on board” shipping point and the related revenue is recognized upon shipment.

     Our total revenue from continuing operations decreased $31.9 million, or 12%, to $234.1 million for the three months ended December 31, 2006 from $266.0 million for the three months ended December 31, 2005. The decrease was primarily the result of a comparable store sales decrease of $25.3 million, or 10%, and $4.5 million less sales from stores closed at December 31, 2006, compared to the corresponding prior year quarter.
     In the three months ended December 31, 2006 we generated 95% of our total revenue from our retail store sales, 2% from repair service, 2% from direct business-to-business sales and 1% from all other revenue. In the three months ended December 31, 2005 we generated 96% of our total revenue from our retail store sales, 2% from repair service and 2% from direct business-to-business sales. For the three months ended December 31, 2006, retail store sales declined $32.2 million, or 13%, direct business-to-business sales declined $0.8 million, or 17%, and repair service revenue declined $0.6 million, or 11%.
     Video is our largest category of retail store sales. Excluding closed stores, video contributed 58% and 61% of total retail store sales for the three months ended December 31, 2006 and 2005, respectively. For the three months ended December 31, 2006 we experienced a decline of $22.8 million, or 15%, in video sales. This decrease of $22.8 million included decreases of $21.9 million, or 45%, for sales of projection televisions and $3.6 million, or 21%, for other video categories, which was partially offset by an increase of $2.7 million, or 3% for sales of plasma and LCD televisions.
     Audio is our next largest category of retail store sales. Excluding closed stores, audio contributed 19% and 17% of total retail store sales for the three months ended December 31, 2006 and 2005, respectively. For the three months ended December 31, 2006 we experienced a decline of $0.1 million, or less than 1%, in audio sales. This decrease of $0.1 million included a decrease of $1.1 million, or 6%, for sales of speakers, which was partially offset by an increase of $1.0 million, or 45% for sales of personal electronic products.
     Mobile contributed 7% and 8% of total retail store sales, excluding closed stores, for the three months ended December 31, 2006 and 2005, respectively. For the three months ended December 31, 2006 we experienced a decline of $3.9 million, or 20%, in mobile sales. This decrease of $3.9 million included decreases of $1.5 million, or 24%, for sales of mobile multimedia products, $1.0 million, or 46%, for sales of car accessories, $0.6 million, or 17%, for car installation labor revenue and $0.6 million, or 26%, for sales of car decks.
     Home installation labor contributed 6% of total retail store sales, excluding closed stores, for the three months ended December 31, 2006 and 2005. For the three months ended December 31, 2006, we experienced a decline of $0.2 million, or 2%, in home installation labor revenue.
     Cost of Sales and Gross Profit — Our cost of sales includes merchandise costs, distribution costs, home installation labor costs, purchase discounts and vendor allowances. Our cost of sales related to continuing operations decreased $15.6 million, or 10%, to $141.4 million for the three months ended December 31, 2006 from $157.0 million for the three months ended December 31, 2005. Our gross profit decreased $16.4 million, or 15%, to $92.6 million for the three months ended December 31, 2006 from $109.0 million for the three months ended December 31, 2005. Our gross margin percentage decreased to 39.6% for the three months ended December 31, 2006 from 41.0% for the three months ended December 31, 2005. This was largely due to decreases in gross profit percentage of 6.9% for projection televisions and 5.8% for plasma and LCD televisions.
     Selling, General and Administrative Expenses — Our selling, general and administrative expenses (“SG&A”) include the compensation of store personnel and store specific support functions, occupancy costs, depreciation, advertising, credit card fees and the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Our SG&A expenses declined $3.1 million, or 3%, to $90.2 million for the three months ended December 31, 2006 from $93.3 million for the three months ended December 31, 2005. The decrease in SG&A primarily consisted of a decrease of $4.3 million in compensation expense and $0.8 million in credit card fees due to lower revenue generated than in 2005, partially offset by an increase of $0.6 million for bad debt expense, largely associated with an increase in our allowance for doubtful accounts for monies due from our former extended warranty provider. As a percentage of total revenue, our SG&A expenses increased to 38.6% for the three months ended December 31, 2006 from 35.1% for the three months ended December 31, 2005. We also incurred other charges consisting of $0.5 million for class action settlement charges and associated legal fees, $0.4 million related to severance costs and $0.4 million for property and equipment write downs. Excluding these other charges, SG&A would have been 38.0% of sales for the three months ended December 31, 2006.
     Amortization of Intangibles — We incurred no amortization of intangibles expense for the three months ended December 31, 2006 as compared to $0.2 million for the three months ended December 31, 2005. This decrease was due to the related intangible asset becoming fully amortized during the year ended September 30, 2006.
     Restructuring Charges — In the third quarter of fiscal year 2005 we closed or committed to close 13 stores classified as continuing operations. For the three months ended December 31, 2006 we recorded a change in estimated costs of $(0.4) million to the restructuring reserve related to these store closings. The change resulted from the termination of one real estate lease earlier than originally estimated. For the three months ended December 31, 2005 we recorded a change in estimated costs of $0.1 million related to these store closings.
     Interest Expense, net — Our interest expense net of interest income increased to $1.5 million for the three months ended December 31, 2006 compared to $1.4 million for the three months ended December 31, 2005. Our interest expense increased due to higher interest rates, partially offset by lower average borrowings.
     Income Tax Expense — SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2006, we provided a full valuation allowance related to federal and state net deferred tax assets. The effective tax rate for the three months ended December 31, 2006 and 2005 was 0.0% and 0.7%, respectively. During the third quarter of fiscal 2006 we reversed the $0.1 million federal alternative minimum tax provision recorded during the three months ended December 31, 2005.
     Income from Equity Investment — Our income from equity investments increased to $1.0 million for the three months ended December 31, 2006 from $0.7 million for the three months ended December 31, 2005, reflecting the increased profitability of Tivoli. Our income from equity investments for the three months ended December 31, 2005 also reflects our 25% ownership of Sapphire. Sapphire was liquidated during the period ended June 30, 2006.
     Discontinued Operations — In the third quarter of fiscal year 2005 we closed or committed to close six stores classified as discontinued operations. In December 2006 we committed to close one store classified as discontinued operations. We completed this store closing by January 31, 2007. For the three months ended December 31, 2006, we recorded charges to discontinued operations totaling $1.4 million, which included exit costs totaling $1.3 million and an operating loss of $0.1 million for the latest store closing. The exit costs were non-cash charges, principally related to impairment of fixed assets. For the three months ended December 31, 2005, we recorded charges to discontinued operations of $0.3 million, which included a change in estimated costs of $0.2 million related to the fiscal year 2005 store closings and an operating loss of $0.1 million for the latest store closing. Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $0.6 million and $0.5 million for the three months ended December 31, 2006 and December 31, 2005, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash needs are primarily to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores, remodeling or relocating older stores and, in recent years, fund operating losses. We are evaluating both our immediate and our long-term capital needs. In order to meet our short-term capital needs we anticipate that cash due to us from a federal tax refund in the approximate amount of $13 million that we anticipate receiving during the quarter ending March 31, 2007 would be essential. In addition, we are evaluating alternatives to monetize this asset in the event its receipt is not forthcoming in a timely manner. For our short-term cash needs we are also investigating the marketability of our investment in Tivoli, a privately-held company in which we currently hold an ownership interest of 18.75%. There is no guarantee that we will receive the federal tax refund in a timely manner, that will we be able to monetize the refund in the event it is not received timely, or that we will be able to sell the Tivoli stock. If these sources are not available for our short-term cash needs, we may need to seek additional capital. There can be no assurances that any such additional capital infusions will be available to us on acceptable terms, or at all.

     Although we believe we can fund our operations, as currently configured, for the next twelve months, for our long-term capital needs we currently are investigating various alternatives, which could include closing underperforming stores, negotiating a new line of credit and bringing in other forms of debt or equity capital as necessary. There has been no specific course of action to which we have committed. Any equity financing could result in substantial dilution to our existing stockholders, and closing underperforming stores can result in short-term losses. There is no assurance that additional debt or equity will be available at acceptable terms or at all.
     Our net cash used in operating activities was $6.5 million for the three months ended December 31, 2006. This includes net income of $0.9 million. Net non-cash expenses recorded for the three months ended December 31, 2006 totaled $8.6 million. These non-cash expenses consisted primarily of $6.5 million for depreciation, amortization and accretion, an impairment charge of $1.2 million, loss on disposal of property, plant and equipment of $0.7 million, a $0.5 million increase in our allowance for doubtful accounts and $0.4 million of stock-based compensation, offset in part by $1.0 million for income from our equity investment. The impairment charge was related to the write down of impaired assets for the one store that we committed to close during the three months ended December 31, 2006 and which we closed on January 31, 2007. The loss on disposal of property and equipment was related to the replacement of leasehold improvements and the write-off of fixed assets associated with stores that we renovated or relocated. The increase in stock-based compensation was due to the issuance of new stock options during the three months ended December 31, 2006. Sources of cash totaled $17.7 million and consisted of increases in accounts payable and accrued expenses of $14.4 million relating to the timing of payments due to vendors, as well as $3.3 million for customer deposits related to seasonal trends. Uses of cash totaled $33.8 million, which primarily consisted of increases in accounts receivable, prepaid expenses and other assets and inventory of $16.7 million, $13.0 million and $3.7 million, respectively. The increase in accounts receivable was related to seasonal fluctuations in revenue. The increase in prepaid expenses and other assets was related to $11.3 million of cash used to prepay inventory prior to the receipt of goods. The increase in inventory was due to seasonal trends, although the increase was $14.3 million less than the previous year.
     For the three months ended December 31, 2006, we used $9.2 million of cash for investing activities, which consisted primarily of capital expenditures for new acquisitions of items of approximately $5.7 million and payments for items acquired prior to September 30, 2006 of $3.5 million.
     Our net cash provided by financing activities during the three months ended December 31, 2006 was $16.5 million. We received proceeds from long-term debt of $16.6 million, paid down $0.2 million of the current portion of long-term debt and received proceeds from employee stock purchases of $0.1 million.
     Our senior secured revolving credit facility (“credit facility”), as amended July 25, 2005, provides for up to $90 million in revolving credit loans, which may include up to $15 million in letters of credit and $13 million in term loans. The credit facility is secured by substantially all of our assets and contains various covenants and restrictions, including that: (i) we cannot create, incur, assume or permit additional indebtedness, (ii) we cannot create, incur, assume or permit any lien on any property or asset, (iii) we cannot merge or consolidate with any other person or permit any other person to merge or consolidate with us, (iv) we cannot purchase, hold or acquire any investment in any other person except those specifically permitted, (v) we cannot sell, transfer, lease, or otherwise dispose of any asset except permitted exceptions, and (vi) we cannot declare or make any restricted payments. Borrowings are restricted to applicable advance rates based principally on eligible inventory and receivables, reduced by a $5 million reserve, a portion of customer deposits and outstanding letters of credit. At December 31, 2006, $9.1 million was available for future borrowings. The credit facility expires on April 1, 2008.
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
     On January 4, 2007, the Company announced that it had restructured its corporate and administrative functions, reducing the headcount in those functions by 20%. The Company expects to incur a charge of approximately $0.6 million in severance and other termination costs during the three months ended March 31, 2007. This reduction in staff is expected to generate annual savings of approximately $6.0 million.

FORWARD-LOOKING STATEMENTS
     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “expects,” “anticipates,” “believes” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including our growth and acquisitions, dependence on key personnel, the need for additional financing, competition and seasonal fluctuations, and those referred to in our Annual Report on Form 10-K filed on December 21, 2006, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The principle market risk inherent in our financial instruments and in our financial position is the potential for loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.
     At December 31, 2006 we had $71.8 million of variable rate borrowings outstanding under our revolving credit facility and term loans. A hypothetical 10% change in interest rates for this variable rate debt would have an annual impact of approximately $0.6 million on our income and cash flows based on our December 31, 2006 borrowing levels.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K filed on December 21, 2006, the Company’s disclosure controls and procedures were not effective as of December 31, 2006.
     Changes in Internal Control over Financial Reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, discussed the material weaknesses described above with the Audit Committee. We have taken the following actions regarding internal controls over financial reporting:
       1. From April to September 2006, we added significant experienced finance and accounting staff, including a Chief Financial Officer in August and a Corporate Controller in September, SEC reporting personnel and other key accounting positions. We believe that the full benefit of their knowledge and expertise has not yet been realized because of the timing of their hiring.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is a party to certain legal actions arising in the normal course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liabilities individually and in the aggregate are not expected to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on December 21, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWEETER HOME ENTERTAINMENT GROUP, INC.

By:	/s/ Gregory W. Hunt Gregory W. Hunt
Senior Vice President and Chief Financial Officer
Date: February 9, 2007