Form 10-Q
period 2007-03-31
TWEETER HOME ENTERTAINMENT GROUP INC
filed 2007-05-15
CIK 1060390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	OUTSTANDING AT May 11, 2007
Common Stock, $0.01 par value	25,563,750

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands except share data)

		September 30,	March 31,
		2006	2006
	March 31,	(As Restated,	(As Restated,
	2007	see Note 11)	see Note 11)
ASSETS
Current Assets
Cash and cash equivalents	$1,927	$1,296	$4,373
Restricted cash	5,654	—	—
Accounts receivable, net of allowance for doubtful accounts of $1,943, $3,766 and $1,565, respectively	20,517	20,197	26,491
Inventory	80,969	109,039	110,955
Refundable income taxes	—	9,006	8,897
Prepaid expenses and other current assets	11,441	8,818	8,850

Total current assets	120,508	148,356	159,566
Property and equipment, net	69,378	102,072	101,607
Long-term investments	3,420	2,639	2,715
Intangible assets, net	—	—	227
Goodwill	4,376	5,251	5,251
Other assets, net	2,280	2,178	1,968

Total Assets	$199,962	$260,496	$271,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$6,905	$6,480	$10,129
Current portion of deferred consideration	868	590	477
Accounts payable	31,364	37,843	27,066
Accrued expenses	39,558	42,112	45,919
Customer deposits	16,804	21,976	19,987

Total current liabilities	95,499	109,001	103,578
Long-term debt	38,918	50,362	43,526
Rent related accruals	24,875	25,411	24,530
Long-term restructuring and discontinued stores reserve	4,054	5,415	—
Deferred consideration	2,075	2,151	2,303
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 27,013,997, 27,013,997 and 26,749,952 shares issued, respectively	270	270	268
Additional paid in capital	310,621	309,937	307,756
Accumulated other comprehensive income	—	—	132
Accumulated deficit	(274,756)	(240,407)	(209,094)
Treasury stock, 1,450,247, 1,521,819, and 1,551,373 shares, at cost, respectively	(1,594)	(1,644)	(1,665)

Total stockholders’ equity	34,541	68,156	97,397

Total Liabilities and Stockholders’ Equity	$199,962	$260,496	$271,334

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands except share and per share data)

	Three Months ended		Six Months ended
	March 31,		March 31,
		2006		2006
		(As Restated,		(As Restated,
	2007	see Note 11)	2007	see Note 11)
Total revenue	$163,285	$186,846	$397,343	$452,853
Cost of sales	99,286	106,473	240,702	263,458

Gross profit	63,999	80,373	156,641	189,395
Selling, general and administrative expenses	73,253	78,867	163,650	172,207
Amortization of intangibles	—	170	—	340
Impairment charges	1,706	—	1,706	—
Restructuring charges	27,159	401	26,730	484

Operating income (loss)	(38,119)	935	(35,445)	16,364
Interest expense	1,096	1,114	2,629	2,500
Other income	79	102	249	144

Income (loss) from continuing operations before income taxes	(39,136)	(77)	(37,825)	14,008
Income tax provision (benefit)	(3,726)	10	(3,726)	110

Income (loss) from continuing operations before income from equity investments — related parties	(35,410)	(87)	(34,099)	13,898
Income from equity investments — related parties	254	491	1,210	1,186

Net income (loss) from continuing operations	(35,156)	404	(32,889)	15,084
Discontinued operations:	—	—	—	—
Net income (loss) from discontinued operations	(67)	20	(1,460)	(254)

Net income (loss)	$(35,223)	$424	$(34,349)	$14,830

Basic income (loss) per share:
Income (loss) from continuing operations	$(1.38)	$0.02	$(1.29)	$0.61
Loss from discontinued operations	—	—	(0.06)	(0.01)

Basic net income (loss) per share	$(1.38)	$0.02	$(1.35)	$0.60

Diluted income (loss) per share:
Income (loss) from continuing operations	$(1.38)	$0.02	$(1.29)	$0.60
Loss from discontinued operations	—	—	(0.06)	(0.01)

Diluted net income (loss) per share	$(1.38)	$0.02	$(1.35)	$0.59

Weighted average shares outstanding:
Basic	25,528,739	25,038,614	25,510,454	24,882,751

Diluted	25,528,739	25,602,697	25,510,454	25,191,800

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	March 31,
		2006
		(As Restated, see
	2007	Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(34,349)	$14,830
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,066	12,452
Asset retirement obligation accretion expense	19	120
Stock-based compensation — vendor	—	191
Stock-based compensation — employee	621	370
Income from equity investments-related parties	(1,210)	(1,186)
Distributions from equity investment	434	417
Impairment charges	2,943	—
Noncash restructuring charges	26,459	—
Loss on disposal of property and equipment	1,092	473
Allowance for doubtful accounts	185	350
Recognition of deferred gain on sale leaseback	(165)	(100)
Recognition of deferred lease incentives	465	(315)
Changes in operating assets and liabilities:	—	—
Accounts receivable	(505)	1,348
Inventory	28,065	407
Prepaid expenses and other assets	(2,232)	1,634
Refundable income taxes	9,006	110
Accounts payable and accrued expenses	(8,869)	(11,224)
Customer deposits	(5,171)	(5,637)
Rent related accruals	(343)	(60)
Deferred consideration	(398)	(376)

Net cash provided by operating activities	29,113	13,804
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,200)	(8,578)
Proceeds from sale-leaseback transaction, net of fees	—	13,522
Proceeds from sale of property and equipment	29	1
Cost of restricted investment	(5,654)	—

Net cash (used in) provided by investing activities	(16,825)	4,945
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loans	(13,000)	—
Net proceeds from revolving credit facility	37,448	—
Net repayments of revolving credit facility	(35,877)	(19,093)
Deferred financing costs incurred	(767)	—
Increase in amount due to bank	425	852
Proceeds from options exercised	—	2,409
Proceeds from employee stock purchase plan	114	146

Net cash used in financing activities	(11,657)	(15,686)

INCREASE IN CASH AND CASH EQUIVALENTS	631	3,063
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,296	1,310

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,927	$4,373

See notes to unaudited condensed consolidated financial statements.

TWEETER HOME ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited interim condensed consolidated financial statements of Tweeter Home Entertainment Group, Inc. and its subsidiaries (“Tweeter” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation of the interim condensed consolidated financial statements have been included. Certain prior period amounts have been restated to properly reflect the Company’s executive deferred compensation plan (the “Plan”) investment balances and activity. During the quarter ended March 31, 2007, the Company’s management determined that although the Company tracked the Plan’s activity, the Plan’s account balances were never recorded in its financial statements. See Note 11 for further discussion.
     Certain prior interim period amounts have been reclassified and adjusted to conform to current classifications as follows. In January 2007, the Company closed one store in a market where the Company does not continue to have a presence. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the operating results of this store for all periods presented to discontinued operations in the accompanying condensed consolidated statements of operations. See Note 6 for further discussion.
     In September 2006, the Company applied the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 108 Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, retroactively as of October 1, 2005, as permitted. Subsequent to the initial application of SAB 108 net income increased from amounts previously reported for the three and six-month periods ended March 31, 2006. There was no effect on the income per share amount for the three and six-month periods ended March 31, 2006. See Note 3 for further discussion.
     Operating results for the three and six-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. Tweeter typically records its highest revenue and income in its first fiscal quarter.
     Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
2. Liquidity and Management Plans
     The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three and six months ended March 31, 2007 the Company incurred a net loss from continuing operations of $35.2 million and $32.9 million, respectively.
     The Company has continued to evaluate both its immediate and its long-term capital needs in the light of its efforts to stem operating losses. The Company received its anticipated federal tax refund during the quarter ended March 31, 2007, totaling $13.9 million (including interest of $1.6 million). In addition, it recently announced that it is in the process of closing 49 stores, two regional facilities and exiting several regions of the country (“2007 store closing”) as part of a restructuring plan with a long-term goal of eliminating unprofitable stores and focusing its efforts on better-performing regions. Although it expects the restructuring to have a positive effect on its operations in the future, closing underperforming stores results in additional short-term expenses, and its current cash needs are being strained by the costs associated with the restructuring. The Company has entered into negotiations with several of the landlords of the stores it is closing in an effort to reach termination settlements that will reduce the costs of such closings. While the Company expects that if it is successful in reaching settlements with a significant portion of these landlords, it will help to improve its cash position in the long run, the Company will need additional cash at the outset in order to pay any such settlements in a lump sum.
     The Company believes that it does not have sufficient working capital to fund its short-term needs, such as the payment of costs associated with store closings and lump-sum payments to landlords of closed stores with whom it reaches settlements, and to fund its long-term cash needs. The Company continues to investigate the marketability of its investment in Tivoli Audio, a privately-held company in which it currently holds an ownership interest of 18.75%. There is no guarantee that the Company will be able to sell the Tivoli stock and, even if it is successful, it anticipates needing to raise additional capital in order to fund its operations in general, and inventory purchases in particular. The Company is pursuing other alternatives for raising additional capital. Any additional capital could take the form of debt or equity, but there can be no assurance that additional debt or equity will be available on acceptable terms or at all. Any equity financing could result in substantial dilution to existing stockholders. Absent obtaining additional capital or reaching adequate settlements with the landlords of its closing stores, the Company may choose to file for reorganization under Chapter 11 of the bankruptcy code.
     These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
3. Summary of Selected Accounting Policies
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
     Prepaid Expenses and Other Current Assets - At March 31, 2007, prepaid expenses and other current assets included $4.7 million of cash in advance payments for purchases of inventory. There were no such amounts included at March 31, 2006 or September 30, 2006.
     Long-Term Investments - Long-term investments consisted of an investment in one privately held company as of March 31, 2007. As of March 31, 2006, long-term investments consisted of investments in marketable equity securities and two privately held companies. Marketable equity securities were stated at fair value and classified as available-for-sale as of March 31, 2006. As of March 31, 2006, unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities were included in accumulated other comprehensive income, which is reflected in stockholders’ equity.
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
     Self-Insurance Accruals — The Company is self-insured for workers’ compensation, auto/garage, general liability insurance and medical/dental benefits, and evaluates its liability estimate on a quarterly basis based on actuarial information and experience. However, the Company obtains third-party stop loss insurance coverage to limit its exposure to these claims. Historical claims are reviewed as to when they are incurred versus when they are actually paid and an average claims lag is determined. Once the average historical lag is determined, it is applied to the current level of claims being processed. Accounting standards require that a related loss contingency be recognized in its consolidated balance sheet. The Company had self-insurance accruals of $6.1 million, $6.3 million and $6.8 million at March 31, 2007, September 30, 2006 and March 31, 2006, respectively.
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
     Stock-Based Compensation — The Company recognizes the cost of employee services received in exchange for awards of equity instruments in the financial statements and measures this cost based on the grant-date fair value of the award. The Company recognizes this cost either on an accelerated or straight-line basis depending on the legal vesting schedule of the award. Stock options are granted at not less than market price as of grant date. Stock options granted to non-employee members of the board of directors are fully vested as of the grant date. Other stock option grants generally vest over three years. The Company settles employee stock option exercises with newly issued common shares.
     Stock-based compensation expense was $0.2 million and $0.6 million for the three and six months ended March 31, 2007, respectively, and $0.2 million and $0.4 million for the three and six months ended March 31, 2006, respectively. All of the stock-based compensation expense was recorded in selling, general and administrative expenses. None of the compensation expense related to stock-based compensation arrangements was capitalized as part of inventory or fixed assets. The Company reports its excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were no excess tax benefits recorded from the exercise of non-qualified stock options for the three and six months ended March 31, 2007 and 2006.
     For purposes of recording stock option based compensation expense, the fair values of each stock option granted under the Company’s stock option plan and shares subject to purchase under the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2007 and 2006, respectively, were estimated as of the date of grant and beginning of ESPP period, respectively, using the Black-Scholes option-pricing model. There were no stock options granted during the three months ended March 31, 2007. The weighted average fair value of all stock option grants issued during the six months ended March 31, 2007 was $2.71. The weighted average fair value of all stock option grants issued during the three and six months ended March 31, 2006 was $3.85 and $2.11, respectively. The weighted average fair value of ESPP shares purchased during the three and six months ended March 31, 2007 was $0.36 and $0.44, respectively. The weighted average fair value of ESPP shares purchased during the three and six months ended March 31, 2006 was $2.13 and $1.70, respectively.
     The following summarizes stock option activity under the plans for the three months ended March 31, 2007:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2006	3,523,076	$5.89
Granted	—	—
Exercised	—	—
Forfeited or expired	(633,722)	6.53

Outstanding at March 31, 2007	2,889,354	$5.74

Exercisable at March 31, 2007	1,880,343	$6.36

     The following summarizes stock option activity under the plans for the six months ended March 31, 2007:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Outstanding at September 30, 2006	2,872,989	$6.10
Granted	753,425	5.01
Exercised	—	—
Forfeited or expired	(737,060)	6.40

Outstanding at March 31, 2007	2,889,354	$5.74

Exercisable at March 31, 2007	1,880,343	$6.36

     As of March 31, 2007, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
     Recent Accounting Pronouncements —
     In June 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to opening retained earnings. Management is currently evaluating the potential impact, if any, of the adoption of this interpretation.
     In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.
     In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.
     In September 2006 the SEC issued SAB 108 which permits the Company to adjust for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company applied the provisions of this statement retroactively as of October 1, 2005, as permitted, recognizing an adjustment of $3.4 million to accumulated deficit and rent related accruals in its consolidated balance sheet as of October 1, 2005 and $0.4 million to its consolidated statement of operations for the fiscal year ended September 30, 2006. Subsequent to the initial adoption of SAB 108 net income increased from amounts previously reported by $0.1 million and $0.2 million for the three and six month periods ended March 31, 2006, respectively. There was a corresponding increase of $3.2 million in rent related accruals. There was no effect on the income per share amount for this period. See Note 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for further discussion.
4. Restricted Cash
     As of March 31, 2007, the Company had $5.7 million in restricted cash relating to outstanding letters of credit including $0.3 million related to the Company’s corporate credit card program with Bank of America Corporation, the Company’s former lender for its then existing senior secured revolving credit facility (“credit facility”). As further discussed in Note 7, “Debt”, on March 21, 2007, the Company entered into a credit facility with General Electric Capital Corporation. On April 4, 2007, $5.4 million in restricted cash relating to the letters of credit was released to the Company.
5. Restructuring and Other Charges (Credits), net
     During the second quarter of fiscal 2007 the Company announced a restructuring plan (“2007 store closing”) to consolidate and reinvest its resources to expand upon its “Consumer Electronics (CE) Playground” concept stores. The Company’s plan includes closing 49 stores, two regional facilities and exiting certain regions of the country. Charges associated with 16 stores and one regional facility in markets where the Company will have a continuing presence will be recognized as restructuring charges. Charges associated with 33 closing stores and one regional facility in markets where the Company will no longer have a continuing presence will be recognized as discontinued operations when the Company closes these stores and corresponding prior period reclassifications will be made. In connection with this restructuring plan, the Company recorded charges during the three months ended March 31, 2007 totaling $27.2 million ($21.1 million of charges relate to stores that will be treated as discontinued operations). These charges are primarily comprised of non-cash impairment charges of $25.5 million for long-lived assets and $0.9 for goodwill, $0.5 million for accrued severance and benefit costs associated with the reduction in staff, and $0.4 million for professional fees associated with the liquidation of inventory.

     The Company expects to incur approximately $30 to 35 million of additional 2007 store closing costs in future periods. These total costs will include approximately $25 to 28 million for lease termination and other related charges as well as professional fees associated with the termination, assignment or subletting of leases at the closing locations. The Company also expects to incur costs of approximately $3 to 4 million for severance and related benefits for reductions in staff, which are being recognized pro rata over the required service period. And finally, it expects to incur costs of approximately $3 million for professional fees associated with the liquidation of inventory.
     During the first quarter of 2007 the Company recognized a $0.4 million credit to restructuring charges for a change in estimate associated with the closing of 13 stores in connection with the restructuring plan initiated during the third quarter of fiscal 2005 (“2005 store closing”). The change resulted from the termination of one real estate lease earlier than originally estimated.
     In accounting for restructuring charges, the Company followed the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
     The following is a summary of accrued restructuring activity for the six months ended March 31, 2007 (in thousands):

	Lease
	Termination
	and Other
	Related	Professional
	Charges	Fees	Severance	Total
Balance as of September 30, 2006	$5,174	$151	$—	$5,325
Change in estimate — revised assumptions 2005 store closing	(386)	(43)	—	(429)
Payments — 2005 store closing	(869)	—	—	(869)

Subtotal	3,919	108	—	4,027
Restructuring charges — 2007 store closing	—	440	509	949
Payments — 2007 store closing	—	(440)	—	(440)

Balance as of March 31, 2007	$3,919	$108	$509	$4,536

     The $4.5 million balance as of March 31, 2007 is composed of a short-term portion of $1.4 million (included in accrued expenses) and a long-term portion of $3.1 million. The lease termination and other related charges balance at March 31, 2007 relates to four leases.
6. Discontinued Operations
     During the third quarter of fiscal year 2005 (“2005 discontinued store closing”) the Company closed or committed to close six stores in markets where the Company does not continue to have a presence. In January 2007, the Company closed one store in a market where the Company does not continue to have a presence. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified the operating results of all these stores as discontinued operations in the accompanying condensed consolidated statements of operations.
     For the six months ended March 31, 2007, the Company recorded charges to discontinued operations of $1.5 million, which primarily included exit costs totaling $1.3 million for the store that closed in January 2007. The exit costs were non-cash charges, principally related to impairment of fixed assets. For the six months ended March 31, 2006, the Company recorded charges to discontinued operations of $0.3 million.
     Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $0.2 million and $0.8 million for the three and six months ended March 31, 2007, respectively, and $0.4 million and $0.9 million, for the three and six months ended March 31, 2006, respectively.
     The following is a summary of accrued discontinued operations activity for the six months ended March 31, 2007 (in thousands):

	Lease
	Termination
	and Other
	Related	Professional
	Charges	Fees	Total
Balance as of September 30, 2006	$1,719	$46	$1,765
Change in estimate	272	—	272
Payments	(525)	—	(525)

Balance as of March 31, 2007	$1,466	$46	$1,512

     At March 31, 2007, the remaining balance of exit costs amounted to $1.5 million and is comprised of a short-term portion of $0.5 million (included in accrued expenses) and a long-term portion of $1.0 million. The lease termination and other related charges balance at March 31, 2007 relates to three leases.
7. Debt
     Prior to March 21, 2007, the Company had a senior secured credit facility (“credit facility”) with a lenders’ syndicate led by Bank of America Corporation, which provided for up to $90 million in revolving credit loans, including up to $15 million in letters of credit. In addition there were term loans of $13 million. On March 21, 2007, the Company entered into a senior secured revolving credit facility with General Electric Capital Corporation, replacing its then existing credit facility. The credit limit under the new facility is $75 million, which may include up to $20 million in letters of credit and a $5 million swing-line loan provision (an over-advance). The initial drawdown under the new facility was $35.3 million. The credit facility is secured by substantially all of the assets of the Company and contains various operating covenants and restrictions. The Company was in compliance with all covenants and restrictions at March 31, 2007. Borrowings are restricted to applicable advance rates based principally on eligible inventory and receivables, reduced by reserves for rents, gift certificates and merchandise liabilities, customer deposits and a minimum excess availability reserve. At March 31, 2007, $11.9 million was available for future borrowings. The Company had credit facility amounts outstanding of $37.4 million, $48.9 million and $43.5 million at March 31, 2007, September 30, 2006 and March 31, 2006, respectively. The credit facility expires on March 21, 2012.
     The interest rate on the Company’s revolving credit loan is 1.75% over LIBOR or 0% over the prime rate, depending on the Company’s commitment at various dates during the course of the agreement. In addition, there is a commitment fee of 0.25% for the unused portion of the line.
     The Company had capital lease obligations of $1.5 million at March 31, 2007 and September 30, 2006. There were no capital lease obligations at March 31, 2006.
8. Income Taxes
     SFAS No. 109, Accounting for Income Taxes, requires the Company to provide a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” In March 2005, the Company recorded a full valuation allowance and has continued to record such an allowance through March 31, 2007 based upon its determination that it was more likely than not that it would not realize the deferred tax benefits related to those assets. The Company based that determination, in part, on its prior losses and consideration of store closings. As of March 31, 2007, the Company provided a full valuation related to federal and state net deferred tax assets. In future periods the Company will re-evaluate the likelihood of realizing benefits from the deferred tax assets and adjust the valuation allowance as deemed necessary. The Company’s accounting policy on interest attributable to the overpayment or underpayment of income taxes is to include the amount within the provision for income taxes.
     During the second quarter of fiscal 2007, the Company received a refund of federal taxes paid in the amount of $13.9 million, including interest of $1.6 million, attributable to the resolution of tax filing positions and a carry-back of net operating losses. The receipt of this refund resulted in a net gain of $3.7 million being recognized in the Company’s condensed consolidated statements of operations for the three and six-month periods ended March 31, 2007. The gain is the result of the refund and interest paid being in excess of the refundable income taxes asset previously recorded by the Company.
     Based on the availability of net operating losses being carried forward, the Company did not record any tax provision on fiscal year 2007 results, but has recognized a tax benefit attributable to the resolution of tax filing positions related to prior years. Based on the availability of net operating losses being carried forward, the

Company did not record any regular federal tax provision on fiscal year 2006 results but has provided a provision for minimum taxes and certain state tax exposures.
9. Earnings (Loss) per Share
     Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares (common stock options and warrants).
     The number of potentially dilutive shares excluded from the earnings per share calculation, because they were anti-dilutive, was 3,646,647 and 3,747,385 for the three and six months ended March 31, 2007, respectively, and 2,108,898 and 2,139,898 for the three and six months ended March 31, 2006, respectively.
10. Related-Party Transactions
     Tweeter held an 18.75% voting stock ownership interest in Tivoli Audio, LLC (“Tivoli”), a manufacturer of consumer electronic products, as of March 31, 2007 and 2006. The Company accounts for this investment in Tivoli under the equity method of accounting, recognizing the Company’s share of Tivoli’s income or loss in the Company’s statement of operations. Distributions received from Tivoli amounted to $0.4 million for both the six months ended March 31, 2007 and 2006, respectively. The Company purchased inventory from Tivoli costing approximately $0.7 million and $1.1 million for the six months ended March 31, 2007 and 2006, respectively. Amounts payable to Tivoli were $0.1 million at March 31, 2007 and zero at March 31, 2006. Amounts receivable from Tivoli for returns of inventory were zero as of March 31, 2007 and less than $0.1 million as of March 31, 2006.
     On December 31, 2004, Tweeter made an initial investment of $0.3 million in Sapphire, LLC (“Sapphire”) to obtain a 25% ownership interest. This investment was being accounted for under the equity method of accounting. Sapphire was liquidated during the Company’s quarter ended June 30, 2006. Distributions received from Sapphire amounted to less than $0.1 million for the six months ended March 31, 2006. The Company purchased inventory from Sapphire costing $5.8 million for the six months ended March 31, 2006. Amounts receivable from Sapphire for returns of inventory were less than $0.1 million at March 31, 2006.
     Jeffrey Bloomberg, who until January 25, 2007 was a member of Tweeter’s Board of Directors and is the brother of Samuel Bloomberg, the Chairman of the Board of Tweeter, is a member of the Board of Directors of Nortek, Inc. (“Nortek”), which is a supplier for Tweeter. The Company purchased inventory from Nortek and its subsidiaries costing approximately $4.6 million and $4.2 million during the six months ended March 31, 2007 and 2006, respectively, and had amounts payable to Nortek and its subsidiaries of approximately $0.6 million and $0.1 million at March 31, 2007 and 2006, respectively.
     On March 15, 2007, the Company entered into an agreement with Gordon Brothers Retail Partners, LLC (“Gordon Brothers”), to conduct store closing sales and disposal of merchandise from stores included in the 2007 store closing. Jeffrey Bloomberg is with Gordon Brothers Group LLC in the Office of the Chairman. As of March 31, 2007, the Company paid $0.4 million and had zero accrued for services performed by Gordon Brothers.
     The Company entered into an agreement with DJM Asset Management, LLC, (“DJM”) a Gordon Brothers Group company, effective March 22, 2007, to negotiate possible lease terminations, sublease, assignment or other disposition of leases from the 2007 store closing. Jeffrey Bloomberg is with Gordon Brothers Group LLC in the Office of the Chairman. As of March 31, 2007, the Company did not make any payments and had zero accrued for DJM. The Company previously had an agreement with DJM which was terminated effective May 26, 2006.
11. Restatement and Reclassifications
Deferred Compensation Plan
      The Company maintains an executive deferred compensation plan (the “Plan”) that has been funded through payroll deductions since June 2000. Certain management level employees and executives are eligible to participate in the Plan. During the quarter ended March 31, 2007, the Company’s management determined that although the Company tracked the Plan’s activity, the Plan’s account balances and related deferred compensation obligation were never recorded in its financial statements. As a result, prior financial statements have been restated from the amounts previously reported to properly reflect the Plan’s investments as current assets and the deferred compensation obligation as a current liability with a charge or credit to compensation expense and other income/expense to reflect investment activity. The Plan’s investments are held in a trust administered by a third-party and consist of stocks, bonds and mutual funds. The Plan’s investments are classified as trading securities and, accordingly, changes in market value are reflected in the statement of operations. In December 2006, elections were made by employees to withdraw pre-2007 contributed funds in calendar year 2007, as allowed under transition rules of Internal Revenue Code (“IRC”) Section 409A. In February 2007, currently employed participants received distributions totaling $2.0 million.
Discontinued Operations and Application of SAB 108
      The Company also reclassified prior operating results related to the store closed in January 2007 to discontinued operations (see Note 6) and made adjustments to reflect the retroactive application of SAB 108 for the three and six month periods ended March 31, 2006. See Notes 1 and 3 for further discussion.
      The following tables summarize the effects of the restatement and the reclassifications by financial statement line item affected. Amounts are in thousands, except per share data:
Balance Sheet Information

	September 30, 2006
	As Previously	Restatement	Reclassification	As Restated and
	Reported	Amounts	Amounts	Reclassified
Prepaid expenses and other current assets	$6,895	$1,923	$—	$8,818
Current Assets	146,433	1,923	—	148,356
Total Assets	258,573	1,923	—	260,496
Accrued expenses	40,189	1,923	—	42,112
Current Liabilities	107,078	1,923	—	109,001
Total Liabilities and Stockholders’ Equity	258,573	1,923	—	260,496

	March 31, 2006
	As Previously	Restatement	Reclassification	As Restated and
	Reported	Amounts	Amounts	Reclassified
Prepaid expenses and other current assets	$7,000	$1,850	$—	$8,850
Current Assets	157,716	1,850	—	159,566
Total Assets	269,484	1,850	—	271,334
Accrued expenses	44,069	1,850	—	45,919
Current Liabilities	101,728	1,850	—	103,578
Rent related accruals	21,279	—	3,251	24,530
Accumulated deficit	(205,843)	—	(3,251)	(209,094)
Total stockholder’s equity	100,648	—	(3,251)	97,397
Total Liabilities and Stockholders’ Equity	269,484	1,850	—	271,334
      At March 31, 2007, the balance of deferred compensation plan assets in current assets and related obligations in current liabilities amounted to $0.2 million.
Statements of Operations Information

	Three Months Ended March 31, 2006
	As Previously	Restatement	Reclassification	As Restated and
	Reported	Amounts	Amounts	Reclassified
Total revenue	$187,235	$—	$(389)	$186,846
Cost of sales	106,643	—	(170)	106,473
Gross profit	80,592	—	(219)	80,373
Selling, general and administrative expenses	79,147	102	(382)	78,867
Operating income (loss)	874	(102)	163	935
Other income	—	102	—	102
Income (loss) from continuing operations before income taxes	(240)	—	163	(77)
Income (loss) from continuing operations before income from equity investments — related parties	(250)	—	163	(87)
Net income (loss) from continuing operations	241	—	163	404
Discontinued operations:
Net income (loss) from discontinued operations	91	—	(71)	20
Net income (loss)	332	—	92	424
Basic income (loss) per share:
Income (loss) from continuing operations	$0.01	$—	$0.01	$0.02
Basic net income (loss) per share	$0.01	$—	$0.01	$0.02
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.01	$—	$0.01	$0.02
Diluted net income (loss) per share	$0.01	$—	$0.01	$0.02

	Six Months Ended March 31, 2006
	As Previously	Restatement	Reclassification	As Restated and
	Reported	Amounts	Amounts	Reclassified
Total revenue	$453,755	$—	$(902)	$452,853
Cost of sales	263,926	—	(468)	263,458
Gross profit	189,829	—	(434)	189,395
Selling, general and administrative expenses	172,808	144	(745)	172,207
Operating income (loss)	16,197	(144)	311	16,364
Other income	—	144	—	144
Income (loss) from continuing operations before income taxes	13,697	—	311	14,008
Income (loss) from continuing operations before income from equity investments — related parties	13,587	—	311	13,898
Net income (loss) from continuing operations	14,773	—	311	15,084
Net income (loss) from discontinued operations	(128)	—	(126)	(254)
Net income (loss)	14,645	—	185	14,830
Basic income (loss) per share:
Income (loss) from continuing operations	$0.60	$—	$0.01	$0.61
Basic net income (loss) per share	$0.59	$—	$0.01	$0.60
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.59	$—	$0.01	$0.60
Diluted net income (loss) per share	$0.58	$—	$0.01	$0.59
      The increase in market value of the Plan assets amounted to $0.1 million and $0.2 million for the three and six-months ended March 31, 2007, respectively, thereby increasing selling, general and administrative expenses and increasing other income.

Statement of Cash Flow Information

	Six Months Ended March 31, 2006
	As Previously	Restatement	Reclassification	As Restated and
	Reported	Amounts	Amounts	Reclassified
Net income	$14,645	$—	$185	$14,830
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,996	(252)	(110)	1,634
Refundable income taxes	—	—	110	110
Accounts payable and accrued expenses	(11,476)	252	—	(11,224)
Rent related accruals	125	—	(185)	(60)
     The six-month period ended March 31, 2007 included a change in operating assets and liabilities of $1.7 million related to the decrease in Plan assets between September 30, 2006 and March 31, 2007. There was no change to the net cash provided by operating activities for the six-month periods ended March 31, 2007 and 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
The following management’s discussion and analysis gives effects to the restatement discussed in Note 11 to the accompanying condensed consolidated financial statements.
     We are a national specialty consumer electronics retailer providing audio and video solutions for the home and mobile environment. We believe that we can apply our expertise to help our customers “live in hi-def”. As of March 31, 2007, we operated 153 retail stores in the New England, Mid-Atlantic, Southeast (including Florida), Chicago, Texas, Southern California, Phoenix and Las Vegas markets. We operate under the Tweeter, Sound Advice, hifi buys and Showcase Home Entertainment names. We operate in a single business segment of retailing audio, video and mobile consumer electronics products.
     Our operations, as is common with other retailers, follow a seasonal pattern. Historically, we realize more of our revenue and net income in our first fiscal quarter, which includes the holiday season, than in any other fiscal quarter. Our selling, general and administrative expenses remain relatively fixed during the year, while our revenues fluctuate in accordance with the seasonal patterns. As a result of the seasonal patterns, our net income in any interim quarter will fluctuate dramatically, and one should not rely on our interim results as indicative of our results for the entire fiscal year.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
     Total Revenue — Our total revenue includes delivered merchandise, home installation labor, commissions on extended warranties sold, completed service center work orders, direct business-to-business sales, delivery charges and Internet-originated sales and excludes collected sales taxes. Generally, revenue from products sold in our retail stores is recognized at the point of sale, when transfer of title takes place and the customer receives the product. In some instances, customers request that we deliver the product to specified locations, in which case revenue is recognized when the customer receives the product. Revenue from installation labor is recognized as labor is provided. Service revenue is recognized when the repair service is completed. Product sold through our business-to-business division and our Internet web site is shipped “free on board” shipping point and the related revenue is recognized upon shipment.
     Our total revenue from continuing operations decreased $23.6 million, or 13%, to $163.3 million for the three months ended March 31, 2007 from $186.8 million for the three months ended March 31, 2006. The decrease was primarily the result of a comparable store sales decrease of $19.6 million, or 13%, and $4.0 million less sales from stores closed at March 31, 2007, compared to the corresponding prior year quarter.

     In the three months ended March 31, 2007, we generated 95% of our total revenue from our retail store sales, 3% from repair service, 2% from direct business-to-business sales and less than 1% from all other revenue. In the three months ended March 31, 2006, we generated 94% of our total revenue from our retail store sales, 3% from repair service, 2% from direct business-to-business sales and 1% from all other revenue. For the three months ended March 31, 2007, retail store sales declined $21.6 million, or 12%, repair service revenue declined $1.3 million, or 23%, and direct business-to-business sales declined $0.9 million, or 21%.
     Video is our largest category of retail store sales. Excluding closed stores, video contributed 49% and 50% of total retail store sales for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, we experienced a decline of $13.5 million, or 15%, in video sales. This decrease of $13.5 million included decreases of $13.5 million, or 44%, for sales of projection televisions, $12.3 million, or 35%, for sales of plasma televisions and $1.4 million, or 62%, for sales from other video categories, which were partially offset by an increase of $13.7 million, or 72%, for sales of LCD televisions.
     Audio is our next largest category of retail store sales. Excluding closed stores, audio contributed 16% and 15% of total retail store sales for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 we experienced a decline of $2.4 million, or 9%, in audio sales. This decrease of $2.4 million included decreases of $1.6 million, or 11%, for sales of speakers and $0.6 million, or 16%, for sales of home theater audio merchandise.
     Mobile contributed 8% of total retail store sales, excluding closed stores, for both the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 we experienced a decline of $2.9 million, or 20%, in mobile sales. This decrease of $2.9 million included decreases of $0.7 million, or 19%, for car installation labor revenue, $0.6 million, or 30%, for sales of car accessories, $0.5 million, or 21%, for car speakers, $0.5 million, or 28%, for sales of car decks, and $0.5 million, or 15%, for sales of mobile multimedia products.
     Home installation labor contributed 7% and 6% of total retail store sales, excluding closed stores, for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, we experienced a decline of $0.3 million, or 3%, in home installation labor revenue.
     Cost of Sales and Gross Profit — Our cost of sales includes merchandise costs, distribution costs, home installation labor costs, purchase discounts and vendor allowances. Our cost of sales related to continuing operations decreased $7.2 million, or 7%, to $99.3 million for the three months ended March 31, 2007 from $106.5 million for the three months ended March 31, 2006. Our gross profit decreased $16.4 million, or 20%, to $64.0 million for the three months ended March 31, 2007 from $80.4 million for the three months ended March 31, 2006. Our gross margin percentage decreased to 39.2% for the three months ended March 31, 2007 from 43.0% for the three months ended March 31, 2006. This was largely due to decreases in gross margin percentage for plasma and projection televisions.
     Selling, General and Administrative Expenses — Our selling, general and administrative expenses (“SG&A”) include the compensation of store personnel and store specific support functions, occupancy costs, depreciation, advertising, credit card fees and the costs of the finance, information systems, merchandising, marketing, human resources and training departments, related support functions and executive officers. Our SG&A expenses declined $5.6 million, or 7%, to $73.3 million for the three months ended March 31, 2007 from $78.9 million for the three months ended March 31, 2006. The decrease in SG&A primarily consisted of decreases of $4.3 million for compensation expense, primarily due to lower headcount and lower commission payroll associated with lower revenue, $1.4 million for insurance, primarily due to lower claims and associated reserves, and $0.8 million for advertising, where we reduced media spending as we shifted away from radio and newspaper advertising toward greater utilization of television advertising. These decreases were partially offset by an increase of $0.6 million for depreciation, due to fixed asset additions. As a percentage of total revenue, our SG&A expenses increased to 44.8% for the three months ended March 31, 2007 from 42.2% for the three months ended March 31, 2006.
     Amortization of Intangibles — We incurred no amortization expense for the three months ended March 31, 2007 as compared to $0.2 million for the three months ended March 31, 2006. This decrease was due to the related intangible asset becoming fully amortized during the year ended September 30, 2006.
     Impairment Charges — We incurred impairment charges of $1.7 million for the three months ended March 31, 2007 compared to zero for the three months ended March 31, 2006. These impairment charges were associated with the write-down to fair value of fixed assets at two locations that we are not closing.
     Restructuring Charges — During the three months ended March 31, 2007 we announced our restructuring plan to close 49 stores, two regional facilities, and exit certain regions of the country. In connection with this restructuring plan, we recorded restructuring charges during the three months ended March 31, 2007 totaling $27.2 million. These charges were primarily comprised of $25.5 million in non-cash impairment charges for our long-lived assets and $0.9 million for goodwill, $0.5 million for accrued severance and benefits costs associated with the reduction in staff and $0.4 million for professional fees associated with the liquidation of inventory. We incurred restructuring charges associated with the 2005 closing of 13 stores totaling $0.4 million for the three months ended March 31, 2006 for lease termination and other related charges. For information pertaining to future expected charges see the Liquidity and Capital Resources section below.
     Interest Expense, net — Our interest expense, net of interest income was $1.1 million for the three months ended March 31, 2007 and 2006. Interest income for the three months ended March 31, 2007 and 2006 was immaterial.
     Income Tax Expense — SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2007, we provided a full valuation allowance related to federal and state net deferred tax assets. During the three months ended March 31, 2007, the Company recognized a tax benefit to its provision for income taxes and received a refund of $13.9 million, including interest of $1.6 million for federal taxes paid attributable to the resolution of tax filing positions and a carry-back of net operating losses. The receipt of this refund resulted in a net gain of $3.7 million being recognized in our condensed consolidated statements of operations for the three-month period ended March 31, 2007. The gain is the result of the refund and interest paid being in excess of the refundable income taxes asset we previously recorded. The effective tax rate for the three months ended March 31, 2007 and 2006 was (9.6%) and 2.3%, respectively.
     Income from Equity Investment — Our income from equity investments decreased to $0.3 million for the three months ended March 31, 2007 compared to $0.5 million for the three months ended March 31, 2006.
     Discontinued Operations — In the third quarter of fiscal year 2005 we closed or committed to close six stores classified as discontinued operations. In January 2007, we closed one store classified as discontinued operations. For the three months ended March 31, 2007, we recorded charges to discontinued operations totaling $0.1 million for the operating losses associated with the stores classified as discontinued operations. For the three months ended March 31, 2006, we recorded a benefit to discontinued operations of less than $0.1 million. Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $0.2 million and $0.4 million for the three months ended March 31, 2007 and March 31, 2006, respectively.
SIX MONTHS ENDED MARCH 31, 2007 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2006
     Total Revenue —Our total revenue from continuing operations decreased $55.5 million, or 12%, to $397.3 million for the six months ended March 31, 2007 from $452.9 million for the six months ended March 31, 2006. The decrease was primarily the result of a comparable store sales decrease of $44.9 million, or 11%, and $8.5 million less sales from stores closed at March 31, 2007, compared to the corresponding prior year six month period.

     In the six months ended March 31, 2007, we generated 95% of our total revenue from our retail store sales, 2% from repair service, 2% from direct business-to-business sales and 1% from all other revenue. In the six months ended March 31, 2006 we generated 95% of our total revenue from our retail store sales, 2% from repair service and 2% from direct business-to-business sales and 1% from all other revenue. For the six months ended March 31, 2007, retail store sales declined $53.8 million, or 12%, repair service revenue declined $1.9 million, or 18%, and direct business-to-business sales declined $1.6 million, or 19%.
     Excluding closed stores, our video category contributed 50% and 52% of total retail store sales for the six months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007 we experienced a decline of $33.4 million, or 15%, in video sales. This decrease of $33.4 million included decreases of $35.0 million, or 44%, for sales of projection televisions, $29.1 million, or 31%, for sales of plasma televisions and $2.5 million, or 55%, for sales from other video categories, which were partially offset by an increase of $33.2 million, or 75%, for sales of LCD televisions.
     Excluding closed stores, our audio category contributed 15% of total retail store sales for both the six months ended March 31, 2007 and 2006. For the six months ended March 31, 2007, we experienced a decline of $4.2 million, or 7%, in audio sales. This decrease of $4.2 million included decreases of $2.8 million, or 8%, for sales of speakers, $0.7 million, or 8%, for sales of home theater audio merchandise, $0.5 million, or 31%, for audio electronic merchandise and $0.4 million, or 40%, for sales of audio systems, which were partially offset by an increase of $0.4 million, or 3%, for sales of audio receivers.
     Mobile contributed 7% and 8% of total retail store sales, excluding closed stores, for the six months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007, we experienced a decline of $6.6 million, or 20%, in mobile sales. This decrease of $6.6 million included decreases of $2.0 million, or 21%, for sales of mobile multimedia products, $1.3 million, or 18%, for car installation labor revenue, $1.2 million, or 30%, for sales of car accessories, $1.1 million, or 27%, for sales of car decks, and $0.8 million, or 16%, for car speakers.
     Home installation labor contributed 6% and 5% of total retail store sales, excluding closed stores, for the six months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007, we experienced a decline of $0.9 million, or 4%, in home installation labor revenue.
     Cost of Sales and Gross Profit —Our cost of sales related to continuing operations decreased $22.8 million, or 9%, to $240.7 million for the six months ended March 31, 2007 from $263.5 million for the six months ended March 31, 2006. Our gross profit decreased $32.8 million, or 17%, to $156.6 million for the six months ended March 31, 2007 from $189.4 million for the six months ended March 31, 2006. Our gross margin percentage decreased to 39.4% for the six months ended March 31, 2007 from 41.8% for the six months ended March 31, 2006. This was largely due to decreases in gross margin percentage for plasma and projection televisions.
     Selling, General and Administrative Expenses —Our SG&A expenses declined $8.5 million, or 5%, to $163.7 million for the six months ended March 31, 2007 from $172.2 million for the six months ended March 31, 2006. The decrease in SG&A primarily consisted of decreases of $8.6 million in compensation expense, primarily due to lower headcount and lower commission payroll associated with lower revenue, $1.5 million for insurance, primarily due to lower claims and associated reserves, and $1.1 million in credit card fees due to lower revenue and less credit-related promotional activity. These decreases were partially offset by increases of $0.6 million for the write-down of leasehold improvements associated with store remodeling activity, $1.0 million for depreciation, due to fixed asset additions, $0.3 million in supplies, $0.3 million in service fees associated with increased revenue from our Internet business and $0.3 million in professional fees due to higher legal fees. As a percentage of total revenue, our SG&A expenses increased to 41.1% for the six months ended March 31, 2007 from 38.0% for the six months ended March 31, 2006.

     Amortization of Intangibles — We incurred no amortization of intangibles expense for the six months ended March 31, 2007 as compared to $0.3 million for the six months ended March 31, 2006. This decrease was due to the related intangible asset becoming fully amortized during the year ended September 30, 2006.
     Impairment Charges — We incurred impairment charges of $1.7 million for the six months ended March 31, 2007 compared to zero for the six months ended March 31, 2006. These impairment charges were associated with the write-down to fair value of fixed assets at two locations.
     Restructuring Charges — During the six months ended March 31, 2007, we announced our restructuring plan to close 49 stores, two regional facilities, and exit certain regions of the country. In connection with this restructuring plan, we recorded restructuring charges during the six months ended March 31, 2007 totaling $26.7 million. These charges were primarily comprised of non-cash impairment charges of $25.5 million for our long-lived assets and $0.9 million for goodwill, $0.5 million for accrued severance and benefits costs associated with the reduction in staff and $0.4 million for professional fees associated with the liquidation of inventory. These restructuring charges were partially offset by a $0.4 million favorable change in estimated costs to our restructuring reserve for the 2005 store closings, related to termination of one real estate lease earlier than originally estimated. We incurred restructuring charges associated with the 2005 closing of 13 stores totaling $0.5 million for the six months ended March 31, 2006 for lease termination and other related charges. For information pertaining to future expected charges see the Liquidity and Capital Resources section below.
     Interest Expense, net — Our interest expense, net of interest income increased to $2.6 million for the six months ended March 31, 2007 compared to $2.5 million for the six months ended March 31, 2006. Our interest expense increased due to higher interest rates. Interest income for the six months ended March 31, 2007 and 2006 was immaterial.
     Income Tax Expense — SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2007, we provided a full valuation allowance related to federal and state net deferred tax assets. During the six months ended March 31, 2007, the Company recognized a tax benefit to its provision for income taxes and received a refund of $13.9 million, including interest of $1.6 million for federal taxes paid attributable to the resolution of tax filing positions and a carry-back of net operating losses. The receipt of this refund resulted in a net gain of $3.7 million being recognized in our condensed consolidated statements of operations for the six-month period ended March 31, 2007. The gain is the result of the refund and interest paid being in excess of the refundable income taxes asset we previously recorded. The effective tax rate for the six months ended March 31, 2007 and 2006 was (9.8%) and 0.7%, respectively.
     Income from Equity Investment — Our income from equity investments was $1.2 million for both the six months ended March 31, 2007 and 2006.
     Discontinued Operations — In the third quarter of fiscal year 2005, we closed or committed to close six stores classified as discontinued operations. In January 2007, we closed one store classified as discontinued operations. For the six months ended March 31, 2007, we recorded charges to discontinued operations totaling $1.5 million, which primarily included exit costs totaling $1.3 million. The exit costs were non-cash charges, principally related to impairment of fixed assets. For the six months ended March 31, 2006, we recorded charges to discontinued operations of $0.3 million. Revenue from the closed stores, included in pre-tax loss from discontinued operations, amounted to $0.8 million and $0.9 million for the six months ended March 31, 2007 and March 31, 2006, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash needs have primarily been to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores, remodeling or relocating older stores and, in recent years, fund operating losses and the costs associated with closing significant numbers of our stores.
     We have continued to evaluate both our immediate and our long-term capital needs in the light of our efforts to stem such losses. We received our anticipated federal tax refund during the quarter ended March 31, 2007, totaling $13.9 million (including interest of $1.6 million). In addition, we recently announced that we are in the process of closing 49 stores, two regional facilities and exiting several regions of the country (“2007 store closing”) as part of a restructuring plan with a long-term goal of eliminating unprofitable stores and focusing our efforts on better-performing regions. Although we expect the restructuring to have a positive effect on our operations in the future, closing underperforming stores results in additional short-term expenses, and our current cash needs are being strained by the costs associated with the restructuring. We have entered into negotiations with several of the landlords of the stores we are closing in an effort to reached termination settlements that will reduce the costs of such closings. While we expect that if we are successful in reaching settlements with a significant portion of these landlords, it will help to improve our cash position in the long run, we will need additional cash at the outset in order to pay any such settlements in a lump sum. We continue to investigate the marketability of our investment in Tivoli, a privately-held company in which we currently hold an ownership interest of 18.75%.
     We believe that we do not have sufficient working capital to fund our short-term needs, such as the payment of costs associated with store closings and lump-sum payments to landlords of closed stores with whom we reach settlements, and to fund our long-term cash needs. There is no guarantee that we will be able to sell the Tivoli stock and, even if we are successful, we anticipate needing to raise additional capital in order to fund our operations in general, and inventory purchases in particular. We are pursuing other alternatives for raising additional capital. Any additional capital could take the form of debt or equity, but there can be no assurance that additional debt or equity will be available on acceptable terms or at all. Any equity financing could result in substantial dilution to existing stockholders. Absent obtaining additional capital or reaching adequate settlements with the landlords of our closing stores, we may choose to file for reorganization under Chapter 11 of the bankruptcy code.
     We expect to incur cash charges of approximately $30 to 35 million for the 2007 store closing, including approximately $14 to 16 million within the next twelve months. The total costs will include approximately $25 to 28 million for lease termination and other related charges as well as professional fees associated with the termination, assignment or subletting of leases at the closing locations. Successful negotiations with our landlords could reduce this amount substantially. Also, we expect to pay cash of approximately $3 to 4 million for severance and related benefits for reductions in staff. And finally, we expect to pay cash of approximately $3 million for professional fees associated with the liquidation of inventory beyond the $0.4 million paid as of March 31, 2007.
     Prior to March 21, 2007, we had outstanding a $90 million senior secured credit facility with a lenders’ syndicate led by Bank of America Corporation, which provided for up to $90 million in revolving credit loans, which included up to $15 million in letters of credit. In addition there were term loans of $13 million. On March 21, 2007, we entered into a senior secured revolving credit facility with General Electric Capital Corporation, replacing our then existing credit facility. The credit limit under the new facility is $75 million, which may include up to $20 million in letters of credit and a $5 million swing-line loan provision. The initial drawdown under the new facility was $35.3 million. The credit facility is secured by substantially all of our assets and contains various operating covenants and restrictions. Borrowings are restricted to applicable advance rates based principally on eligible inventory and receivables, reduced by reserves for rents, gift certificates and merchandise liabilities, customer deposits, and a minimum excess availability reserve. At March 31, 2007, $11.9 million was available for future borrowings. The credit facility expires on March 21, 2012.
     The interest rate on our revolving credit loan is 1.75% over LIBOR or 0% over the prime rate, depending on our commitment at various dates during the course of the agreement. In addition, there is a commitment fee of 0.25% for the unused portion of the line.
     Our net cash provided by operating activities was $29.1 million for the six months ended March 31, 2007. This includes a net loss of $34.3 million. Net non-cash expenses recorded for the six months ended March 31, 2007 totaled $43.9 million. These non-cash expenses consisted primarily of $26.5 million for noncash restructuring charges, $13.1 million for depreciation, amortization and accretion, $2.9 million for impairment charges, $1.1 million for the loss on disposal of property, plant and equipment and $0.6 million of stock-based compensation, partially offset by $1.2 million in income from our equity investment. The noncash restructuring charges related to the write down of impaired fixed assets and goodwill for stores and distribution facilities that we committed to close in March 2007. The impairment charges related to the write down of impaired fixed assets for one store we closed in January 2007 and two stores that will continue to be part of our going forward operations. The loss on disposal of property and equipment related to the replacement of leasehold improvements and the write-off of fixed assets associated with stores that we renovated or relocated. The increase in stock-based compensation was primarily due to the issuance of new stock options during the six months ended March 31, 2007. Sources of cash totaled $37.1 million and consisted of decreases in inventory of $28.1 million, partially due to seasonal requirements, and refundable income taxes of $9.0 million, since the company received its federal income tax refund in March 2007. Uses of cash totaled $17.5 million, which primarily consisted of decreases in accounts payable and accrued expenses of $8.9 million, partially attributable to the decrease in inventory, customer deposits of $5.2 million, which was consistent with seasonal trends, and prepaid expenses and other assets of $2.2 million, largely due to increases in pre-payments for inventory.
     For the six months ended March 31, 2007, we used $16.8 million of cash for investing activities, which consisted primarily of capital expenditures for new acquisitions of items of approximately $11.2 million and restricted cash of $5.7 million, $5.4 million of which was subsequently received in early April 2007.
     Our net cash used in financing activities during the six months ended March 31, 2007 was $11.7 million. Our sources of cash were primarily $37.4 million of proceeds received under our new revolving credit agreement. Our uses of cash were primarily $35.9 million and $13.0 million of repayments under our previous revolving credit agreement and term loans, respectively. We incurred $0.8 million in deferred financing fees in connection with the new financing.
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
     At March 31, 2007, we had $44.3 million of variable rate borrowings outstanding under our revolving credit facility and term loans. A hypothetical 10% change in interest rates for this variable rate debt would have an annual impact of approximately $0.3 million on our income and cash flows based on our March 31, 2007 borrowing levels.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K filed on December 21, 2006, which have not been remediated as of March 31, 2007, the Company’s disclosure controls and procedures were not effective as of March 31, 2007.
     Changes in Internal Control over Financial Reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, discussed the material weaknesses described in the Company’s Annual Report on Form 10-K filed on December 21, 2006 with the Audit Committee. We have taken the following actions regarding internal controls over financial reporting during the three months ended March 31, 2007:

     • We have implemented additional monitoring procedures and training of our staff to mitigate the potential risk of financial reporting errors. For instance, we have designed a whole new set of procedures and controls to ensure that fixed asset additions and disposals are accounted for appropriately. We are continuing to develop and implement further controls around fixed assets and other financial close and reporting items.

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
Item 1A. Risk Factors.
     The following updates and supplements the Risk Factors disclosed in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on December 21, 2006:
     We Will Need Additional Capital to Fund Our Operations
     We believe that we do not have sufficient working capital to fund our short-term needs, such as the payment of costs associated with store closings and lump-sum payments to landlords of closed stores with whom we reach settlements, and to fund our long-term cash needs. We continue to investigate the marketability of our investment in Tivoli Audio, a privately-held company in which Tweeter currently holds an ownership interest of 18.75%. There is no guarantee that we will be able to sell the Tivoli stock, and, even if we are successful, we anticipate needing to raise additional capital in order to find our operations in general, and inventory purchases in particular. We are pursuing other alternatives for raising additional capital. Any additional capital could take the form of debt or equity, but there can be no assurance that additional debt or equity will be available on acceptable terms or at all. Any equity financing could result in substantial dilution to existing stockholders. Absent obtaining additional capital or reaching adequate settlements with the landlords of our closing stores, we may choose to file for reorganization under Chapter 11 of the bankruptcy code.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     On January 25, 2007, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors John Mahoney (with 22,852,448 affirmative votes and 128,200 votes withheld), Joseph McGuire (with 22,828,024 affirmative votes and 152,624 votes withheld) and Jeffrey Stone (with 22,748,865 affirmative votes and 231,783 votes withheld). The stockholders also approved the designation of Deloitte & Touche LLP to audit the books and records of the Company for the fiscal year ending September 30, 2007 (with 22,969,123 shares voting for, 5,209 against and 6,316 abstaining).
Item 5. Other Information.
     None.
Item 6. Exhibits.
Ex. 10.1     Senior Secured Revolving Credit Agreement
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

Date: May 15, 2007